Form 10QSB
period 2007-03-31
Manhattan Bancorp
filed 2007-05-30
CIK 1387632

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to

Commission File Number 333-140448

MANHATTAN BANCORP
(Exact name of small business issuer as specified in its charter)

United States	20-5344927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2221 E. Rosecrans Avenue, Suite 131
El Segundo, California 90245
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (310) 606-8000

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 29, 2007, there were 45,000 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

Manhattan Bancorp

March 31, 2007

PART I – FINANCIAL INFORMATION

Item 1 – Financial Information

Manhattan Bancorp

(A Development Stage Company)

Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets

Cash	$35,796	$206,423
Property and equipment, net	61,051	23,031
Deposits	131,092	39,277

Total assets	$227,939	$268,731

Liabilities and Stockholders’ Equity

Accrued expenses	$138,224	$113,123
Note payable	159,080	—

Total liabilities	297,304	113,123

Commitments and contingencies

Stockholders’ equity
Common stock - no par value; 10,000,000 shares authorized; issued and outstanding, 45,000 in 2007 and 42,500 in 2006	450,000	425,000
Accumulated deficit	(519,365)	(269,392)

Total stockholders’ equity	(69,365)	155,608

Total liabilities and stockholders’ equity	$227,939	$268,731

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp

(A Development Stage Company)

Statement of Operations

(Unaudited)

		June 19, 2006
		(Date of Inception)
	Quarter Ended	through
	March 31, 2007	March 31, 2007
Pre-opening expenses
Compensation and benefits	$107,916	$179,752

Occupancy and equipment	15,593	25,266

Legal and professional fees	72,728	224,980

Regulatory filing fee	32,845	57,845

General and administrative	20,891	31,522

Total pre-opening expenses	249,973	519,365

Loss before income taxes	(249,973)	(519,365)

Provision for income taxes	—	—

Net loss	$(249,973)	$(519,365)

Weighted average number of shares outstanding (basis and diluted)	44,139

Basic and diluted loss per share	$(5.66)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

		June 19, 2006
		(Date of Inception)
	Quarter Ended	through
	March 31, 2007	March 31, 2007
Cash Flows from Operating Activities
Net loss	$(249,973)	$(519,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Depreciation and amortization	3,136	4,310
Deposits	(91,815)	(131,092)
Accrued expenses	25,101	138,224

Net cash used in operating activities	(313,551)	(507,923)

Cash Flows from Investing Activities
Purchase of premises and equipment	(41,156)	(65,361)

Net cash used in investing activities	(41,156)	(65,361)

Cash Flows from Financing Activities
Proceeds from issuance of common stock to founders	25,000	450,000
Increase from borrowings	159,080	159,080

Net cash provided by financing activities	184,080	609,080

Net increase in cash and cash equivalents	(170,627)	35,796

Cash and Cash Equivalents at Beginning of Period	206,423	—

Cash and Cash Equivalents at End of Period	$35,796	$35,796

Supplementary Information

Interest paid on deposits	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp

Notes to Financial Statements

for the period June 19, 2006 (Inception of Business) through March 31, 2007

Note 1.         Nature of Business

Manhattan Bancorp (the “Company”) is a California corporation incorporated on August 8, 2006 for the purpose of becoming a bank holding company and owning all of the stock of Bank of Manhattan, National Association (in organization) (the “Bank”) to be located in El Segundo, California.  The Bank will operate as a community bank, offering general commercial banking services to small and medium-sized businesses and professionals in the South Bay, the Westside and the Los Angeles airport areas of Los Angeles County.  On December 12, 2006, the Bank’s organizers filed an application with the Comptroller of the Currency (OCC) to organize the Bank and an application with the Federal Deposit Insurance Corporation (FDIC) for insurance of deposits.  On April 16, 2007, the Comptroller of the Currency (OCC) granted preliminary approval to organize the Bank.   The Bank has not yet received conditional approval for deposit from the Federal Deposit Insurance Corporation (FDIC).

In April 2007, the Company commenced a best efforts public offering of its common stock to raise gross offering proceeds in the range of $21,500,000 to $30,000,000.  Assuming the offering is successfully completed in the time frame anticipated, the Company proposes to open the Bank during the third quarter of 2007.   The Company has assembled a management team and group of outside directors to lead the proposed bank to be located in El Segundo, California, an affluent business community. The Company’s ability to operate as a going concern could be negatively impacted in the event regulatory approvals are delayed or not obtained or in the event the Company is unable to raise the required capital on a timely basis.

Note 2.                                  Summary of Significant Policies

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Cash consists of cash on deposit with Pacific Coast Bankers’ Bank.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is followed for financial reporting purposes, while both accelerated and straight-line methods are followed for income tax purposes.

Earnings (Loss) Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  Basic earnings (loss) per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding at March 31, 2007.

Income Taxes

Deferred income taxes are recognized for estimated future tax effects attributable to income tax carry forwards as well as temporary differences between income tax and financial reporting purposes. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be realized.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow at this time.

Note 3.           Property and Equipment

Property and equipment consisted of the following at March 31, 2007:

Computer equipment	$65,361
Less: accumulated depreciation	(4,310)
$61,051

Note 4.           Stockholders’ Equity

The Company has authorized 10,000,000 shares of common stock and 10,000,000 shares of serial preferred stock.  During the period ended March 31, 2007, the Company issued 45,000 shares of common stock to its nine founders at $10 per share totaling $450,000. There was no serial preferred stock issued during the period ended March 31, 2007.

Note 5.           Stock Based Compensation

The Company intends to have a stock option plan adopted for its officers, directors and employees subject to approval by its shareholders, OCC and FDIC.  Under the proposed plan, the Company may grant options covering up to 30% of the shares outstanding at the close of the offering.   All options must be granted at an exercise price of not less than 100% of the fair market value of the shares on the date of grant and for an exercise period of not longer than ten years.

Note 6.           Income Taxes

The Bank had no income tax expense or benefit for the period ended March 31, 2007, as net operating losses were incurred and deferred tax assets remain unrecorded, since their realization is dependent on future taxable income.

The components of the net deferred tax asset are as follows at December 31, 2006:

Deferred tax assets:
Pre-opening expenses	$213,892

Valuation allowance	(213,892)

Net deferred tax asset	$—

Note 7.           Commitments and Contingencies

Operating Lease Commitments – Temporary Office

The Company leases temporary office space under an operating lease agreement through February 2007 and on a month-to-month basis thereafter. Total rental expense for the period from June 19, 2006 (inception) to March 31, 2007 was $16,100.

Operating Lease Commitments — Permanent Office

On March 6, 2007, the Company entered into a lease for a permanent office facility for the proposed banking operation. The lease agreement is for a term of seven years with one renewal option of five years and provides for minimum lease payments as follows:

Commencement through 12th month	$237,494
From 13th to 24th month	244,619
From 25th to 36th month	252,958
From 37th to 48th month	259,517
From 49th to 60th month	267,302
From 61st to 72nd month	275,321
From 73rd to 84th month	283,581

$1,819,792

The lease becomes invalid, null and void if the Company fails to obtain all necessary      approvals to open a subsidiary as federally insured bank by October 1, 2007.  The Lessor has the right to draw upon a letter of credit issued in the amount of $293,000 to cover liquidating damages associated with construction cost and the loss of future rental income.

Capitalization Services Commitment

The Company has a financial advisory and consulting agreement with a consulting firm for the application services for the Bank as well as placement agent services to raise capital. The agreement provides for a sales management fee equal to the lesser of 1% of the gross offering proceeds or $125,000, and a sales and placement fee of 5% of the gross offering proceeds collected from investors identified by the consulting firm. At March 31, 2007, costs with respect to the placement agent activities of the consulting firm have not yet been incurred.

Data Network and Bank Equipment/Services Purchase Agreement Commitment

The Company has various agreements with vendors to provide the proposed bank with equipment & information technology network products and services. The products and services under the agreement are valued at approximately $455,000. At March 31, 2007, the Company has approximately $95,000 on deposit towards these agreements. In the event the Company is unsuccessful in formation of the proposed bank, costs in excess of the deposit may be incurred for products and services provided through the cessation date as described in the agreements.

Note 8.                                  Note Payable

On March 13, 2007 the Company entered into six-month business loan agreement in the amount of $780,000, which includes a provision for the aforementioned letter of credit. The interest rate of the loan is 50 basis points over prime with an initial rate 8.75%.  The loan is guaranteed by Mr. Kyle Ransford, a member of the Company’s board of directors.

Item 2 – Plan of Operation

Manhattan Bancorp was incorporated under the laws of the State of California on August 8, 2006 for the purpose of becoming a bank holding company that would own all of the outstanding shares of capital stock of the Bank, a national bank in organization. We anticipate that we will receive regulatory approval to open the Bank during the third quarter of 2007 and open the bank shortly after that.

The initial capital of Manhattan Bancorp was provided through the investment by the Company’s directors and one organizer who is not a director in the Company’s shares for the purpose of providing organizational and offering expenses for Manhattan Bancorp and for advancing the organizational and pre-opening expenses for the Bank. The Company’s capital consists of an aggregate of 45,000 shares of common stock to its eight directors ($50,000 per director) and the one organizer who is not a director in a private placement at the purchase price of $10.00 per share for total gross proceeds to us of $450,000. In order to fund additional organizational and offering expenses for Manhattan Bancorp, and organizational and pre-opening expenses for the Bank, the Company has obtained a working capital line from an unaffiliated third party lender to cover any shortfall in funding these expenses prior to the closing of the Company’s public offering. In this regard, the Company has obtained a revolving line of credit from Western Commercial Bank of $780,000, which includes a $293,000 letter of credit to secure the Company’s obligations under the lease for its main office. The loan is unsecured and guaranteed by Company’s chairman. The loan bears interest at the rate of prime + .50% and is for a term of six months. If the Company should require additional funds in addition to a third party line of credit in order to cover its organizational and offering expenses, and to cover any organizational and pre-opening expenses of the Bank prior to the completion of the Company’s initial public offering, we anticipate that the Company’s directors would arrange for additional extensions of credit, as needed, prior to the opening of the Bank. Any third party loans and any advances made by the Company’s directors would be repaid to them upon the closing of the offering.

In April 2007, the Company commenced an initial public offering of its common stock.  Pursuant to this offering, which is being made on a best efforts basis by the Company, the Company is seeking to raise an aggregate in gross proceeds of between $21,500,000 and $30,000,000.  A placement agent engaged by the Company may place up to a maximum of 2,000,000 shares or $20,000,000 in the offering.  All offering proceeds will be held in escrow pending the closing of the offering which is contingent upon final licensing approval to open the Bank from the Comptroller of the Currency.  The Company may have an initial closing of the offering after it has raised the minimum amount of $21,500,000 and may have a subsequent closing thereafter.

Since receiving preliminary approval to organize the Bank from the Comptroller of the Currency on April 16, 2007, the Company has been focused on completing the steps necessary to enable the Bank to open for business, including preparing an operating site, information systems, computer software and hardware, internal controls, and policies and procedures. The Company anticipates that it will spend approximately $700,000 for tenant improvements to the Bank’s main office as well as an additional $500,000 for furniture, fixtures and equipment. Other preopening expenses are anticipated to total $1.2 million, and include, among other things, occupancy expense, personnel expense, legal and consulting fees and computer equipment and software.

Both Manhattan Bancorp and the Bank are newly formed entities and neither has any prior operating history. The Company’s operating results will depend on the operating results of the Bank.  The Bank’s success and profitability will depend in large part on its ability to attract a customer base. In addition to the Bank’s four executive officers, when the Bank commences operations it anticipates that it will have an additional 21 employees, including seven relationship managers (lending officers) and two credit analysts, for a total of 25 full time equivalent employees.

The Bank will incur substantial operating expenses, and there are no assurances as to when, if ever, the Bank will make a profit. Assuming that the Company raises the minimum net proceeds in its initial public offering, the Company presently believes that it will have sufficient capital resources to meet its commitments for at least the next twelve months of operations.

Item 3 – Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this periodic report.  Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In designing and evaluating disclosure controls and procedures, the Company recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II– OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not a part to any material legal proceedings.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides the required detail regarding the unregistered equities sold by the Company from inception through March 31, 2007.  The stock was sold for $10.00 per share, no par value. The proceeds of these funds were used for the initial costs associated with the forming of the Company and its subsidiary the Bank during its proposal stage.

	Class of	Date of		# of	Cash
Registered Name	Persons	Sale	Title	Shares	Proceeds
Larry S. Murphy	Founder	8/8/06	Common	2,500	$25,000
Chris Growney	Founder	8/8/06	Common	2,500	$25,000
Larry S. Murphy	Founder	8/14/2006	Common	2,500	$25,000
Yost Family Trust	Founder	09/18/06	Common	5,000	$50,000
Kyle Ransford	Founder	09/28/06	Common	5,000	$50,000
Chris Growney	Founder	10/2/06	Common	2,500	$25,000
Peter Boyes	Founder	10/11/06	Common	2,500	$25,000
Chris W. Caras, Jr.	Founder	10/16/06	Common	5,000	$50,000
Chenoweth Family Trust	Founder	10/16/06	Common	5,000	$50,000
Patrick Greene	Founder	11/13/06	Common	5,000	$50,000
Jeffrey Watson	Founder	12/19/06	Common	5,000	$50,000
Peter Boyes	Founder	2/1/07	Common	2,500	$25,000

				45,000	$450,000

The sales were made to persons who had access to the kind of information which registration would disclose and who did not purchase the shares for resale to the public.  As noted, these sales were made solely for the purposes of funding the initial organizational costs of the Company and the Bank.  Accordingly, these sales constituted transactions by the issuer not involving a public offering, which are exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

The registration statement with respect to the Company’s initial public offering of between 2,150,000 shares and 3,000,000 shares of its common stock became effective on April 19, 2007.  The offering commenced on April 19, 2007 and is being conducted by the Company on a best efforts basis. The Company is seeking to raise between $21,500,000 and $30,000,000 in the offering. All subscription proceeds of the offering are being held in an escrow account at Pacific Coast Bankers’ Bank pending the closing of the offering. The Company may have an initial closing of the offering after it has raised the minimum amount of $21,500,000 and may have subsequent closings thereafter.  The Company has engaged Seapower Carpenter Capital, Inc., dba Carpenter & Company, to assist the Company in selling the shares on a best efforts basis.  Carpenter & Company may place up to a maximum of 2,000,000 shares in the offering.  Carpenter & Company will be paid (i) a sales management and financial advisory fee equal to the lesser of 1% of the gross sales proceeds of all shares sold in the offering or $125,000, and (ii) a placement agent fee equal to 5.0% of the aggregate gross proceeds of sales made through Carpenter’s efforts (resulting in a maximum fee of $1,000,000 if Carpenter & Company places 2,000,000 shares.)

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Submission of Matters to the Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2007.

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit Number	Index to Exhibits	Page
3.1	Articles of Incorporation of Manhattan Bancorp, as amended	(1)
3.2	Bylaws of Manhattan Bancorp	(1)
4.1	Specimen Common Stock Certificate	(2)
10.1	Lease of Main Office of Bank of Manhattan	(2)
10.2	Form of Employment Agreement between Bank of Manhattan And Jeffrey M. Watson	(2)
10.3	Form of Stock Option Plan	(2)
10.4	Financial Advisory and Consulting Agreement dated March 7, 2007 between Carpenter & Company and SB Organizing Group	(2)
10.5	First Amendment to Financial Advisory and Consulting Agreement Dated March 7, 2007 between Carpenter & Company and SB Organizing Group	(2)
11	Statement Regarding Computation of Net Income (Loss) per Share	(3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 5, 2007.

(2)          Incorporated by reference to Pre-Effective Amendment No. 1 to From SB-2 Registration Statement as filed with the Securities and Exchange Commission on March 20, 2007.

(3)          The information required by this exhibit is incorporated by reference from Note 2 to the Company’s financial statements included herein.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP

Date:	May 29, 2007	/s/ Jeffrey M. Watson
Jeffrey M. Watson
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 29, 2007	/s/ Dean Fletcher
Dean Fletcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)