Form 10QSB
period 2007-06-30
Manhattan Bancorp
filed 2007-08-14
CIK 1387632

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to

Commission File Number 333-140448

MANHATTAN BANCORP

(Exact name of small business issuer as specified in its charter)

California	20-5344927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2141 Rosecrans Avenue, Suite 1160
El Segundo, California 90245
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (310) 606-8000

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of July 30, 2007, there were 45,000 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

Manhattan Bancorp

June 30, 2007

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	BALANCE SHEETS as of June 30, 2007 (Unaudited) and December 31, 2006 (Audited)	3

	STATEMENTS OF OPERATIONS for the quarter and six-month period ended June 30, 2007 and for the period June 19, 2006 (Inception of Business) through June 30, 2007 (Unaudited)	4

	STATEMENTS OF CASH FLOWS for the six-month period ended
	June 30, 2007 and for the period June 19, 2006 (Inception of Business)
	through June 30, 2007 (Unaudited)	5

	NOTES TO FINANCIAL STATEMENTS	6

Item 2.	PLAN OF OPERATIONS	10

Item 3.	CONTROLS AND PROCEDURES	11

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	12

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

Item 3.	DEFAULTS ON SENIOR SECURITIES	12

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

Item 5.	OTHER INFORMATION	12

Item 6.	EXHIBITS	13

SIGNATURES		14

PART I – FINANCIAL INFORMATION

Item 1 – Financial Information

Manhattan Bancorp

(A Development Stage Company)

Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets

Cash	$41,013	$206,423
Property and equipment, net	869,101	23,031
Deposits	198,370	39,277

Total assets	$1,108,484	$268,731

Liabilities and Stockholders’ Equity

Accrued expenses	$832,742	$113,123
Note payable	737,230	—

Total liabilities	1,569,972	113,123

Commitments and contingencies

Stockholders’ equity
Common stock - no par value; 10,000,000 shares authorized; issued and outstanding, 45,000 in 2007 and 42,500 in 2006	450,000	425,000
Accumulated deficit	(911,488)	(269,392)

Total stockholders’ equity	(461,488)	155,608

Total liabilities and stockholders’ equity	$1,108,484	$268,731

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp

(A Development Stage Company)

Statement of Operations

(Unaudited)

			June 19, 2006
	For the three-month	For the six-month	(Date of Inception)
	period ended	period ended	through
	June 30, 2007	June 30, 2007	June 30, 2007
Pre-opening expenses
Compensation and benefits	$202,726	$310,642	$382,478

Occupancy and equipment	16,462	32,055	41,729

Legal and professional fees	67,803	140,531	292,782

Regulatory filing fee	33,665	66,510	91,510

General and administrative	71,467	92,358	102,989

Total pre-opening expenses	392,123	642,096	911,488

Loss before income taxes	(392,123)	(642,096)	(911,488)

Provision for income taxes	—	—	—

Net loss	$(392,123)	$(642,096)	$(911,488)

Weighted average number of shares outstanding (basis and diluted)	45,000	44,753

Basic and diluted loss per share	$(8.71)	$(14.35)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	For the	June 19, 2006
	Six-month	(Date of Inception)
	Period Ended	through
	June 30, 2007	June 30, 2007
Cash Flows from Operating Activities
Net loss	$(642,096)	$(911,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Depreciation and amortization	10,741	11,915
Deposits	(159,093)	(198,370)
Accrued expenses	715,661	828,784

Net cash used in operating activities	(74,787)	(269,159)

Cash Flows from Investing Activities
Purchase of premises and equipment	(852,853)	(877,058)

Net cash used in investing activities	(852,853)	(877,058)

Cash Flows from Financing Activities
Proceeds from issuance of common stock to founders	25,000	450,000
Increase from borrowings	737,230	737,230

Net cash provided by financing activities	762,230	1,187,230

Net increase in cash and cash equivalents	(165,410)	41,013

Cash and Cash Equivalents at Beginning of Period	206,423	—

Cash and Cash Equivalents at End of Period	$ 41,013	$ 41,013

Supplementary Information

Interest paid on deposits	$ —	$ —

Income taxes paid	$ 800	$ —

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp

Notes to Financial Statements

for the period June 19, 2006 (Inception of Business) through June 30, 2007

Note 1.                                  Nature of Business

Manhattan Bancorp (the “Company”) is a California corporation incorporated on August 8, 2006 for the purpose of becoming a bank holding company and owning all of the stock of Bank of Manhattan, National Association (in organization) (the “Bank”) to be located in El Segundo, California.  The Bank will operate as a community bank, offering general commercial banking services to small and medium-sized businesses and professionals in the South Bay, the Westside and the Los Angeles airport areas of Los Angeles County.  On June 4, 2007 the Company’s application for prior approval to become a bank holding company was approved by the Federal Reserve Bank of San Francisco. On April 16, 2007, the Comptroller of the Currency (OCC) granted preliminary approval to organize the Bank.    On June 14, 2007 the Bank received conditional approval for its deposit insurance application from the Federal Deposit Insurance Corporation (FDIC). The Bank has advised the OCC of its intention to open for business on or about August 15, 2007.

At June 30, 2007, the Company is considered to be in the development stage because it has devoted substantially all of its efforts since commencement of operations to primarily preparing applications with various bank regulatory authorities for permission to organize a national bank and a bank holding company, and taking all other actions necessary to organize and charter the Bank.  Its planned principal operations have not commenced and there has been no significant revenue from its planned principal operations. To date, the Company has funded its activities primarily through capital contributions from its organizers (See Note 4) and proceeds from borrowings on a line of credit (See Note 8).  The Company expects to obtain additional funding though a common stock offering which commenced in April 2007.  The offering is a best efforts offering of a minimum of 2,150,000 and a maximum of 3,000,000 shares of the Company’s common stock at $10 per share to raise gross proceeds in the range of $21,500,000 to $30,000,000.  The proceeds of the offering will be utilized primarily to capitalize the Bank and to repay all amounts outstanding under the line of credit.  The Company had an initial closing upon receipt of the minimum offering proceeds, which occurred on August 10, 2007

Assuming the offering is successfully completed in the time frame anticipated, the Company proposes to open the Bank during the third quarter of 2007.   The Company has assembled a management team and group of outside directors to lead the proposed bank to be located in El Segundo, California, an affluent business community. The Company’s ability to operate as a going concern could be negatively impacted in the event regulatory approvals are delayed or not obtained or in the event the Company is unable to raise the required capital on a timely basis.

The Company is subject to various risks and uncertainties frequently encountered by a company in the early stages.  Such risks and uncertainties include, but are not limited to, its limited operating history, competition, dependence on key personnel and management of rapid growth.  To address these risks, the Company must, among other things, develop and retain its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service and attract, retain and motivate qualified personnel.  There can be no guarantee that the Company will be successful in addressing these and other risks.

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

Earnings (Loss) Per Share

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  Basic earnings (loss) per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding at June 30, 2007.

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

Note 3.                                  Property and Equipment

Property and equipment consisted of the following at June 30, 2007:

Computer equipment	$877,508
Less: accumulated depreciation	(7,967)
$869,101

Note 4.                                  Stockholders’ Equity

The Company has authorized 10,000,000 shares of common stock and 10,000,000 shares of serial preferred stock.  During the period ended June 30, 2007, the Company issued 45,000 shares of common stock to its nine founders at $10 per share totaling $450,000. There was no serial preferred stock issued during the period ended June 30, 2007.

Note 5.                                  Stock Based Compensation

The Company intends to adopt a stock option plan adopted for its officers, directors and employees subject to approval by its shareholders.  Under the proposed plan, the Company may grant options covering up to 30% of the shares outstanding at the close of the offering.   All options must be granted at an exercise price of not less than 100% of the fair market value of the shares on the date of grant and for an exercise period of not longer than ten years.

Note 6.                                  Income Taxes

The Bank had no income tax expense or benefit for the period ended June 30, 2007, as net operating losses were incurred and deferred tax assets remain unrecorded, since their realization is dependent on future taxable income.

The components of the net deferred tax asset are as follows at June 30, 2007:

Deferred tax assets:
Pre-opening expenses	$375,382

Valuation allowance	(375,382)

Net deferred tax asset	$—

Note 7.                                  Commitments and Contingencies

Operating Lease Commitments – Temporary Office

The Company leases temporary office space under an operating lease agreement through February 2007 and on a month-to-month basis thereafter. Total rental expense for the period from June 19, 2006 (inception) to June 30, 2007 was $26,600.

Note 7.                                 Commitments and Contingencies (Continued)

Operating Lease Commitments – Permanent Office

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
$ 1,819,792

The lease becomes invalid, null and void if the Company fails to obtain all necessary      approvals to open a subsidiary as federally insured bank by October 1, 2007.  The Lessor has the right to draw upon a letter of credit issued in the amount of $293,000 to cover liquidating damages associated with construction cost and the loss of future rental income.

Capitalization Services Commitment

The Company has a financial advisory and consulting agreement with a consulting firm for the application services for the Bank as well as placement agent services to raise capital in the Company’s public offering. The agreement provides for a sales management fee equal to the lesser of 1% of the gross offering proceeds or $125,000, and a sales and placement fee of 5% of the gross offering proceeds collected from investors identified by the consulting firm. At June 30, 2007, costs with respect to the placement agent activities of the consulting firm have not yet been incurred.

Data Network, Bank Equipment/Services Purchase Agreement and Leasehold Commitments

The Company has various agreements with vendors and contractors to provide the proposed bank with improved operating space, equipment, and information technology network products and services. The leasehold improvements, products, and services under the agreement are valued at approximately $1.5 million. At June 30, 2007, the Company has approximately $400,000 on deposit towards these agreements. In the event the Company is unsuccessful in formation of the proposed bank, costs in excess of the deposit may be incurred for leasehold improvements, products and services provided through the cessation date as described in the agreements.

Note 8.                                  Note Payable

On March 13, 2007 the Company entered into six-month business loan agreement in the amount of $780,000, which includes a provision for the aforementioned letter of credit in favor of the

Lessor of the Company’s permanent office. The interest rate of the loan is 50 basis points over prime with an initial rate 8.75%.  On June 1, 2007, the pre-existing business loan agreement was modified to increase the amount of the available credit from $780,000 to $1,300,000. The loan continues to be guaranteed by Mr. Kyle Ransford, a member of the Company’s board of directors.

Item 2 – Plan of Operation

Manhattan Bancorp was incorporated under the laws of the State of California on August 8, 2006 for the purpose of becoming a bank holding company that would own all of the outstanding shares of capital stock of the Bank, a national bank in organization. We anticipate that we will receive regulatory approval to open the Bank on or about August 15, 2007.

The initial capital of Manhattan Bancorp was provided through the investment by the Company’s directors and one organizer who is not a director in the Company’s shares for the purpose of providing organizational and offering expenses for Manhattan Bancorp and for advancing the organizational and pre-opening expenses for the Bank. The Company’s capital consists of an aggregate of 45,000 shares of common stock to its eight directors ($50,000 per director) and the one organizer who is not a director in a private placement at the purchase price of $10.00 per share for total gross proceeds to us of $450,000. In order to fund additional organizational and offering expenses for Manhattan Bancorp, and organizational and pre-opening expenses for the Bank, the Company has obtained a working capital line from an unaffiliated third party lender to cover any shortfall in funding these expenses prior to the closing of the Company’s public offering. In this regard, the Company has obtained a revolving line of credit from Western Commercial Bank of $1,300,000, which includes a $293,000 letter of credit to secure the Company’s obligations under the lease for its main office. The loan is unsecured and guaranteed by Company’s chairman. The loan bears interest at the rate of prime + .50% and is for a term of six months, maturing in September 2007.

In April 2007, the Company commenced an initial public offering of its common stock.  Pursuant to this offering, which is being made on a best efforts basis by the Company, the Company is seeking to raise an aggregate in gross proceeds of between $21,500,000 and $30,000,000.  A placement agent engaged by the Company may place up to a maximum of 2,000,000 shares or $20,000,000 in the offering.  All offering proceeds will be held in escrow pending the closing of the offering which is contingent upon final licensing approval to open the Bank from the Comptroller of the Currency.  The Company anticipates having an initial closing of the offering after it has raised the minimum amount of $21,500,000 and may have a subsequent closing thereafter.

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

Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges.  Its principal expenses are anticipated to be interest expense on deposits and operating expenses.  The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchase of federal funds from other banks, sales of loans and investment securities and partial or full repayment of loans by borrowers.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II— OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Submission of Matters to the Vote of Security Holders

No matters were submitted to a vote of security holders during the second quarter of 2007.

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit Number	Index to Exhibits	Page
3.1	Articles of Incorporation of Manhattan Bancorp, as amended	(1)
3.2	Bylaws of Manhattan Bancorp	(1)
4.1	Specimen Common Stock Certificate	(2)
10.1	Lease of Main Office of Bank of Manhattan	(2)
10.2	Form of Employment Agreement between Bank of Manhattan And Jeffrey M. Watson	(1)
10.3	Form of Stock Option Plan	(2)
10.4	Financial Advisory and Consulting Agreement dated March 7, 2007 between Carpenter & Company and SB Organizing Group	(2)
10.5	First Amendment to Financial Advisory and Consulting Agreement Dated March 7, 2007 between Carpenter & Company and SB Organizing Group	(2)
11	Statement Regarding Computation of Net Income (Loss) per Share	(3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MANHATTAN BANCORP

Date:	August 13, 2007	/s/ Jeffrey M. Watson	.
Jeffrey M. Watson
President and
Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2007	/s/ Dean Fletcher	.
Dean Fletcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)