Form 10QSB
period 2007-09-30
Manhattan Bancorp
filed 2007-11-08
CIK 1387632

Use these links to rapidly review the document
Manhattan Bancorp (A Development Stage Company) September 30, 2007 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number 333-140448

MANHATTAN BANCORP
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	20-5344927 (I.R.S. Employer Identification No.)

2141 Rosecrans Avenue, Suite 1160
El Segundo, California 90245

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (310) 606-8000

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

        As of November 6, 2007, there were 2,487,631 shares of the issuer's common stock outstanding.

        Transitional Small Business Disclosure Format:    Yes ☐ No ☒

Manhattan Bancorp
(A Development Stage Company)
September 30, 2007
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
BALANCE SHEETS as of September 30, 2007 (Unaudited) and December 31, 2006 (Audited)
STATEMENTS OF OPERATIONS for the quarter and nine-month period ended September 30, 2007 and for the period June 19, 2006 (Inception of Business through September 30, 2007) (Unaudited)
STATEMENTS OF CASH FLOWS for the nine-month period ended September 30, 2007 and for the period June 19, 2006 (Inception of Business) through September 30, 2007 (Unaudited)
STATEMENT OF STOCKHOLDERS' EQUITY for the period from June 19, 2006 (Inception of Business) through September 30, 2007
NOTES TO FINANCIAL STATEMENTS
Item 2.	PLAN OF OPERATION
Item 3.	CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Item 3.	DEFAULTS ON SENIOR SECURITIES
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5.	OTHER INFORMATION
Item 6.	EXHIBITS
SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1—Financial Information

Manhattan Bancorp
(A Development Stage Company)
Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$170,077	$206,423
Federal funds sold	22,290,000	—

Total cash and cash equivalent	22,460,077	206,423
Loans	4,813,098	—

Allowance for loan losses	(102,000)	—
Net loans	4,711,098	—
Property and equipment, net	1,398,037	23,031
Stock in other financial institutions	1,025,000	—
Accrued interest receivable and other assets	427,012	39,277

Total assets	$30,021,224	$268,731

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing demand	$2,189,913	$—
Interest bearing:
Demand	38,882	—
Savings and money market	2,007,736	—
Certificates of deposit	3,194,167	—

Total deposits	7,430,698	—
Accrued interest payable and other liabilities	370,308	113,123

Total liabilities	7,801,006	113,123
Commitments and contingencies	—	—
Stockholders' equity
Common stock —no par value; 10,000,000 shares authorized; issued and outstanding, 2,487,631 in 2007 and 42,500 in 2006	24,078,828	425,000
Additional paid in capital	73,307	—
Accumulated deficit	(1,931,917)	(269,392)

Total stockholders' equity	22,220,218	155,608

Total liabilities and stockholders' equity	$30,021,224	$268,731

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the three-month period ended September 30, 2007	For the nine-month period ended September 30, 2007	June 19, 2006 (Date of Inception) through September 30, 2007
Interest income
Interest and fees on loans	$21,024	$21,024	$21,024
Interest on federal funds sold	136,854	136,854	142,137
Interest on investment securities	—	—	64,141

Total interest income	157,878	157,878	227,302
Interest expense on deposits	15,307	15,307	15,307
Interest expense on borrowed funds	—	—	28,959

Total interest expense	15,307	15,307	44,266

Net interest income	142,571	142,571	183,036
Provision for loan losses	102,000	102,000	102,000

Net interest income after provision for loan losses	40,571	40,571	81,036
Total other income	69	69	69

Non-interest expenses
Compensation and benefits	759,434	759,434	1,332,710
Occupancy and equipment	70,838	70,838	155,476
Professional and administrative expenses	18,037	18,037	336,415
Marketing and business development	31,207	31,207	42,704
Technology and communication	32,572	32,572	61,696
Other non-interest expenses	57,733	57,733	83,221

Total non-interest expenses	969,821	969,821	2,012,222

Loss before income taxes	(929,181)	(929,181)	(1,931,117)
Provision for income taxes	800	800	800

Net loss	$(929,981)	$(929,981)	$(1,931,917)

Weighted average number of shares outstanding (basic and diluted)	1,451,052	483,298

Basic and diluted loss per share	$(0.64)	$(1.92)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Nine-month Period Ended September 30, 2007	June 19, 2006 (Date of Inception) through September 30, 2007
Cash Flows from Operating Activities
Net loss including organizational expenses in "Date of Inception" presentation	$(929,981)	$(1,931,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Depreciation and amortization	41,337	42,511
Provision for loan losses	102,000	102,000
Share-based compensation	73,307	73,307
(Increase) in accrued interest receivable and other assets	(387,735)	(427,012)
Increase in accrued interest payable and other liabilities	257,185	370,308

Net cash used in operating activities	(843,887)	(1,770,803)

Cash Flows from Investing Activities
Net (increase) in loans	(4,813,098)	(4,813,098)
Purchase of premises and equipment	(1,416,343)	(1,440,548)
Purchase of other bank stock	(1,025,000)	(1,025,000)

Net cash used in investing activities	(7,254,441)	(7,278,646)

Cash Flows from Financing Activities
Net increase in deposits	7,430,698	7,430,698
Organizational expenses	(732,544)	—
Net proceeds from issuance of common stock	23,653,828	24,078,828

Net cash provided by financing activities	30,351,982	31,509,526

Net increase in cash and cash equivalents	22,253,654	22,460,077
Cash and Cash Equivalents at Beginning of Period	206,423	—

Cash and Cash Equivalents at End of Period	$22,460,077	$22,460,077

Supplementary Information
Interest paid on deposits	$11,023	$11,023

Income taxes paid	$800	$800

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from June 19, 2006 (Inception) to September 30, 2007
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at June 19, 2006 (Inception)	—	$—	$—	$—	$—
Issuance of common stock for cash to founders	42,500	425,000			425,000
Organizational expenses				(269,392)	(269,392)

Balance, December 31, 2006	42,500	425,000	—	(269,392)	155,608
Issuance of common stock for cash to founders	2,500	25,000			25,000
Issuance of common stock in public offering, net of costs	2,442,631	23,628,828			23,628,828
Share-based compensation expense			73,307		73,307
Organizational expenses				(732,544)	(732,544)
Net loss				(929,981)	(929,981)

Balance, September 30, 2007	2,487,631	$24,078,828	$73,307	$(1,931,917)	$22,220,218

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp
Notes to Financial Statements
for the period June 19, 2006 (Inception of Business) through September 30, 2007

Note 1. Nature of Business

        Manhattan Bancorp (the "Company") is a California corporation incorporated on August 8, 2006 for the purpose of becoming a bank holding company and owning all of the stock of Bank of Manhattan, National Association (the "Bank") which is located in El Segundo, California. The Bank operates as a community bank, offering general commercial banking services to small and medium-sized businesses and professionals in the South Bay, the Westside and the Los Angeles airport areas of Los Angeles County. The Bank commenced its operations on August 15, 2007 after receiving approval from the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC).

        At September 30, 2007, the Company is considered to be in the development stage because (1) it has devoted substantially all of its efforts since commencement of operations to primarily preparing applications with various bank regulatory authorities for permission to organize a national bank and a bank holding company, and taking all other actions necessary to organize and charter the Bank, and (2) there has been no significant revenue from its planned principal operations. The Company initially funded its activities primarily through capital contributions from its organizers (See Note 6) and proceeds from borrowings on a line of credit. The Company obtained additional funding though a common stock offering which commenced in April 2007 and was closed on September 26, 2007. The offering was a best efforts offering of a minimum of 2,150,000 and a maximum of 3,000,000 shares of the Company's common stock at $10 per share to raise gross proceeds in the range of $21,500,000 to $30,000,000. The proceeds of the offering were utilized primarily to capitalize the Bank and to repay all amounts outstanding under the line of credit. The Company had an initial closing upon receipt of the minimum offering proceeds, which occurred on August 10, 2007, in preparation of commencing the operations of the Bank. At the final close of the public offering, the Company raised a total of $24,426,310.

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

Note 2. Summary of Significant Policies

        The accounting and reporting policies of the Bank and the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

Principals of Consolidation

        The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany accounts and transactions have been eliminated.

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

Reclassifications

        Certain amounts in prior presentations have been reclassified to conform to the present presentation. These reclassifications had no effect on shareholders' equity, net loss or loss per share amounts.

Cash and Cash Equivalents

        For the purpose of reporting cash flows, cash and cash equivalents include cash, non-interest earning deposits and federal funds sold.

Loans

        Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees and deferred direct incremental loan origination costs, is amortized and included in interest income over the life of the loan using the interest method whenever possible. Interest income is recognized on an accrual basis.

Allowance for Loan Losses

        The allowance for loan losses is based upon estimates and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are recorded in the results of operations in the periods in which they become known. The allowance is increased by provisions for loan losses charged to expense. The balance of a loan deemed uncollectible is charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

        Management performs periodic credit reviews of the loan portfolio and considers current economic conditions, historical credit loss experiences and other factors in determining the adequacy of the allowance. Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and such agencies may require the Company to recognize additional provisions to the allowance based upon judgments that differ from those of management.

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

Nonmarketable Securities

        Regulatory requirements may require that the Company invest in the stock of certain organizations. Other investments, such as stock in bankers' banks, may offer cash and non-cash benefits to its shareholders although no market quotations exist. Such holdings have been recorded at cost.

Commitments and Letters of Credit

        In the ordinary course of business, we enter into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments, when indistinguishable from the underlying funded loan, is considered in our determination of the allowance for loan losses. Other liabilities in the balance sheet include the portion of the allowance which was distinguishable and related to undrawn commitments to extend credit.

Earnings (Loss) Per Share

        The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic earnings (loss) per share represents income available (loss reported) to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding at September 30, 2007.

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

Advertising Costs

        Advertising costs are expensed as incurred.

Equity Compensation Plans

        The Company's 2007 Stock Option Plan ("Plan") provides for the issuance of up to 732,789 shares of the Company's common stock upon exercise of incentive and non-qualified options. The Plan was approved on August 10, 2007 by the Company's Board of Directors and expires in 2017.

        The Company has adopted SFAS No. 123R, Shared-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based upon their fair values.

        The Plan provides that each option must have an exercise price not less than the fair market value of the stock at the date of grant and have a term no longer than ten years and can vest as determined by the Board of Directors of the Company.

        The following table summarizes the stock option activity under the plan for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2007
Outstanding at December 31, 2006	—
Granted	512,670
Exercised	—
Expired	—
Forfeited	—

Outstanding at September 30, 2007	512,670	$10.00	9.88	$256,335

Options exercisable at September 30, 2007	—

Note 3. Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No, 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115." SFAS No. 159 permits an entity to choose to measure financial instruments and certain other items at fair value. Most of the provisions of SFAS No, 159 are elective: however the amendment of SFAS No, 115, Accounting for Certain Investments in Debt and Equity Securities,applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company's consolidated financial statements.

Note 4. Loans and Allowance for Loan Losses

        Loans are summarized as follows at September 30, 2007:

	September 30, 2007
	Amount Outstanding	Percentage of Total
	(Dollars in Thousands)
Commerical loans	$3,612	75.0%
Real estate loans	902	18.7%
Other loans	305	6.3%

	$4,819	100.0%

Less—Deferred loan fees, net	(6)
Less—Allowance for loan losses	(102)

Net loans	$4,711

        The Company's lending strategy is to attract entrepreneurs small to mid-sized business borrowers by offering a variety of commercial and real estate loan products and a full range of other banking services coupled with highly personalized services. The Company offers secured and unsecured commercial term loans and lines of credit, construction loans for individual homes and for commercial and multifamily properties, accounts receivable and equipment loans, and home equity lines of credit. Our primary lending occurs within the Greater Los Angeles area.

        The following table presents an analysis of changes in the allowance for loan losses during the period indicated:

Nine Months Ended September 30, 2007
(in thousands)
Allowance balance at beginning of period	$—
Additions to the allowance charged to expense	102
Recoveries	—

102
Less loans charged-off	—

Allowance balance at end of period	$102

Note 5. Property and Equipment

        Property and equipment consisted of the following at September 30, 2007:

(in thousands)
Leasehold improvements	$788
Furniture, fixtures and equipment	653

1,441
Less accumulated depreciation & amortization	(43)

$1,398

Note 6. Stockholders' Equity

        The Company has authorized 10,000,000 shares of common stock and 10,000,000 shares of serial preferred stock. Prior to August 10, 2007, the Company issued 45,000 shares of common stock to its nine founders at $10 per share totaling $450,000. In conjunction with the Company's initial public offering, 2,442,631 shares of common stock were sold providing the Company with $23,628,828 net of selling expenses of $797,482. There was no serial preferred stock issued during the period ended September 30, 2007.

Note 7. Stock Option Plans

        At September 30, 2007, compensation expense related to non-vested stock option grants totaled $1.9 million and is expected to be recognized as follows:

Stock Option Compensation Expense
(in thousands)
Remainder of 2007	$191
2008	665
2009	665
2010	400

Total	$1,921

        The Company uses the Black-Scholes option valuation model to determine the fair value of options. The Company utilizes assumptions on expected life, risk-free rate, expected volatility and dividend yield to determine such values. If grants were to occur, the Company would estimate the life of the options by calculating the average of the vesting period and the contractual life. The risk-free rate would be based upon treasury instruments in effect at the time of the grant whose terms are consistent with the expected life of the Company's stock options. Expected volatility would be based on historical volatility of other financial institutions within the Company's operating area as the Company has limited market history.

        The following table summarizes the assumptions utilized for stock options granted for the periods presented:

Nine Months Ended September 30, 2007
Risk-free rate	4.80%
Expected term	6 years
Expected volatility	29.49%

Note 8. Income Taxes

        Other than the minimum state franchise tax of $800, the Company had no other income tax expense or benefit for the period ended September 30, 2007, as net operating losses were incurred and deferred tax assets remain unrecorded, since their realization is dependent on probable future taxable income.

Note 9. Commitments and Contingencies

Operating Lease Commitments—Permanent Office

        The Company entered into a lease for an office facility for the banking operation. The lease agreement is for a term of seven years commencing on July 1, 2007 with one renewal option of five years and provides for minimum lease payments as follows:

2007	$118,747
2008	241,057
2009	248,289
2010	255,737
2011	263,409
2012	271,312
2013	279,451
2014	141,790

$1,819,792

        The Lessor has the right to draw upon a letter of credit issued in the amount of $293,000 to cover liquidating damages associated with construction cost and the loss of future rental income which will remain in force until September 30, 2008. However as of January 1, 2008, the amount of the letter of credit will be reduced by one-half of the initial amount, or $146,500.

Off-Balance Sheet Credit Commitments and Contingent Obligations

        Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company expects some commitments to expire without being drawn upon, the total commitment amount does not necessarily represent future loans. As of September 30, 2007, the Company had undisbursed loan commitments of $763,000.

        There were no standby letters of credit outstanding as of September 30, 2007.

Note 10. Deposits

        As of September 30, 2007 the scheduled maturities of Company time deposits was as follows:

Maturities	Amounts
(in thousands)
Three months or less	$435
Over three and through twelve months	2,759
Over twelve months	—

Total	$3,194

Note 11. Regulatory Capital

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Bank's financial statements and operations. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accepted accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). As of September 30, 2007, the Company and the Bank exceeded all applicable capital adequacy requirements.

        Under the Federal Reserve Board's guidelines, Manhattan Bancorp is a "small bank holding company," and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board's capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as "well capitalized."

        The following table sets forth the Company's and the Bank's regulatory capital ratios as of September 30, 2007:

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$22,334	198.3%	$901	8%	$1,126	10%
Tier 1 Capital (risk-weighted assets)	$22,220	197.3%	$450	4%	$676	6%
Tier 1 Capital (average assets)	$22,220	84.5%	$1,052	4%	$1,315	5%
Bank
Total Capital (risk-weighted assets)	$20,897	185.6%	$901	8%	$1,126	10%
Tier 1 Capital (risk-weighted assets)	$20,783	184.6%	$450	4%	$676	6%
Tier 1 Capital (average assets)	$20,783	79.0%	$1,052	4%	$1,315	5%

Note 12. Organizational Period

        The Bank commenced its operations on August 15, 2007 after receiving approval from the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). Prior to that date, the Company incurred costs in conjunction with the organizational process and the raising of capital for both the Bank and the Bancorp. These costs were funded by an initial private stock placement and organizational loans. Following the capitalization of the Bank by the Bancorp, the costs associated with the organizational expenses were reimbursed to the Bancorp by the Bank. Organizational expenses were comprised of the following:

Compensation and benefits	$573,276
Occupancy and equipment	84,638
Professional and administrative expenses	1,096,658
Marketing and business development	30,699
Technology and communication	29,124
Other expense	54,447

1,868,842
Less: Costs associated with the raising of capital	(797,482)

1,071,360
Less: Interest earned by Company on subscription funds	(69,424)

Net organizational expenses charged to accumulated deficit	$1,001,936

Organizational Expenses recorded in 2006	$269,392
Organizational Expenses recorded in 2007	732,544

Net organizational expenses charge to accumulated deficit	$1,001,936

Item 2—Plan of Operation

        Manhattan Bancorp was incorporated under the laws of the State of California on August 8, 2006 for the purpose of becoming a bank holding company that would own all of the outstanding shares of capital stock of the Bank of Manhattan, N.A. The Bank commenced its operations on August 15, 2007 after receiving approval from the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC).

        The initial capital of Manhattan Bancorp was provided through the investment by the Company's directors and one organizer who is not a director in the Company's shares for the purpose of providing organizational and offering expenses for Manhattan Bancorp and for advancing the organizational and pre-opening expenses for the Bank. The Company's initial capital consisted of an aggregate of 45,000 shares of common stock to its eight directors ($50,000 per director) and the one organizer who is not a director in a private placement at the purchase price of $10.00 per share for total gross proceeds to us of $450,000. In order to fund additional organizational and offering expenses for Manhattan Bancorp, and organizational and pre-opening expenses for the Bank, the Company obtained a working capital line from an unaffiliated third party lender to cover any shortfall in funding these expenses prior to the closing of the Company's public offering. In conjunction with the initial release of proceeds from the public offering, the working capital line was paid off and cancelled.

        In April 2007, the Company commenced an initial public offering of its common stock. Pursuant to this offering, the Company raised $24.4 million in gross proceeds. Direct costs associated with the raising of the capital totaled approximately $800,000, reducing the proceeds to $23.6 million. With the capital from both the private and public offerings, the Company invested a total of $23.5 million into its fully owned bank subsidiary. The Bank, in turn, reimbursed the Company for all costs associated with its organization phase including funds expensed for leasehold improvements, equipment and other unexpired expenses. The Company does not anticipate the need to raise additional capital in the foreseeable future.

        Both Manhattan Bancorp and the Bank are newly formed entities and neither has any prior operating history. The Company's operating results will depend on the operating results of the Bank. The Bank's success and profitability will depend in large part on its ability to attract a customer base.

        As of September 30, 2007, the Company, including its operating subsidiary, employed 23 individuals on a full-time basis. The number of additional employees to be employed over the next twelve months is not expected to vary significantly.

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

        The Bank will incur substantial operating expenses, and there are no assurances as to when, if ever, the Bank will make a profit. However, the Company presently believes that it will have sufficient capital resources to meet its commitments for at least the next twelve months of operations. There are no plans to significantly increase the present level of investment in leasehold improvements, equipment, or other types of long-term non-financial assets.

Off-Balance Sheet Arrangements

        As reported in Note 9 in the financial statements, the Company in the normal course of business enters into financial commitments that meet that financing needs of its customers, including commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheet.

        As of the date indicated, the Company had the following outstanding financial commitments whose contractual amounts represent credit risk:

Loan Commitments	September 30, 2007
(In Thousands)
Commitment to extend credit	$763
Standby letters of credit	—

$763

        The Company's exposure to credit loss in the event of non-performance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of commitments to extend credit cannot be reasonably provided, as there is no guarantee the lines of credit will ever be used.

Item 3—Controls and Procedures

        As of the end of the period covered by this report, the Company's Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this periodic report. Based upon, and as of the date of that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms.

        There was no change in the Company's internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        The Company is not a party to any legal proceedings.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

        The Company's Registration Statement on Form SB-2 (No. 333-140448) became effective on April 19, 2007. The Registration Statement related to a best efforts offering by the Company of between 2,150,000 and 3,000,000 shares of its common stock at a price of $10.00 per share. The offering commenced on April 19, 2007 and continued through September 26, 2007. The Company sold an aggregate of 2,442,631 shares of its common stock in the offering raising gross proceeds of $24,426,310. There was no underwriter used in the offering, however, Seapower Carpenter Capital, Inc acted as a selling agent in the offering.

        From April 19, 2007 (the effective date of the registration statement) to September 30, 2007, the Company incurred an aggregate of $692,761 in expenses in connection with the issuance and distribution of the securities registered as follows:

Amounts paid to Placement Agent	$597,133
Other expenses of the Offering	95,628

Total	$692,761

        None of the offering expenses noted above was a direct or indirect payment to directors, officers, general partners of the Company or their associates or made to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company.

        The net offering proceeds to the Company, after deducting the offering expense noted above, were $23,733,549. There was additional cost associated with the raising of capital prior to April 19, 2007 which, if included would bring the total to $797,482.

        Proceeds from the offering through September 30, 2007 have been used as follows:

Capital Contribution to Bank of Manhattan, N.A.		$23,500,000
Construction of Plant, Building and Facilities	$	None
Purchase and installation of machinery and equipment	$	None
Purchase of real estate	$	None
Acquisition of other businesses	$	None
Repayment of Indebtedness	$	None
Working Capital		$233,549
Temporary Investments [specify]	$	None
Other [specify other amts of $100,000 or more]	$	None

        None of the payments set forth above were direct or indirect payments to directors, officers, general partners of the Company or their associates or made to persons owning ten (10) percent or more of any class of equity securities the Company; and to affiliates of the Company, other than the capital contribution to Bank of Manhattan, which is a wholly-owned subsidiary of the Company.

Item 3—Defaults upon Senior Securities

        Not Applicable

Item 4—Submission of Matters to the Vote of Security Holders

        In August 2007 and prior to the closing of the Company's initial public offering, the then existing shareholders of the Company approved the 2007 Stock Option Plan of Manhattan Bancorp by Written Consent.

Item 5—Other Information

        None

Item 6—Exhibits

Exhibit Number	Index to Exhibits	Page
3.1	Articles of Incorporation of Manhattan Bancorp, as amended	(1)
3.2	Bylaws of Manhattan Bancorp	(1)
4.1	Specimen Common Stock Certificate	(2)
10.1	Lease of Main Office of Bank of Manhattan	(2)
10.2	Executed Employment Agreement between Bank of Manhattan And Jeffrey M. Watson
10.3	Form of Stock Option Plan	(2)
10.4	Financial Advisory and Consulting Agreement dated March 7, 2007 between Carpenter & Company and SB Organizing Group	(2)
10.5	First Amendment to Financial Advisory and Consulting Agreement Dated March 7, 2007 between Carpenter & Company and SB Organizing Group	(2)
10.6	Executed Employment Agreement between Bank of Manhattan And Dean Fletcher
10.7	Executed Employment Agreement between Bank of Manhattan And Randall T. Hata
10.8	Executed Employment Agreement between Bank of Manhattan And David Ross
10.9	Executed Employment Agreement between Bank of Manhattan And Kevin Campbell
10.10	Selected Dealer Agreement between Manhattan Bancorp and Stone & Youngberg, LLC
11	Statement Regarding Computation of Net Income (Loss) per Share	(3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 5, 2007.

(2)
Incorporated by reference to Pre-Effective Amendment No. 1 to From SB-2 Registration Statement as filed with the Securities and Exchange Commission on March 20, 2007.

(3)
The information required by this exhibit is incorporated by reference from Note 2 to the Company's financial statements included herein.

SIGNATURES

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP
Date: November 7, 2007	/s/ JEFFREY M. WATSON

Jeffrey M. Watson President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2007	/s/ DEAN FLETCHER

Dean Fletcher Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)