Form 10-K
period 2007-12-31
Manhattan Bancorp
filed 2008-03-21
CIK 1387632

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number 333-140448

MANHATTAN BANCORP
(Exact name of smaller reporting company as specified in its charter)

California (State or other jurisdiction of incorporation of organization)	20-5344927 (I.R.S. Employer Identification No.)

2141 Rosecrans Avenue, Suite 1160
El Segundo, California 90245
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (310) 606-8000

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold in its initial public offering, which was concluded during the third quarter of 2007 was approximately $26,120,126.

         As of March 20, 2008, there were 2,487,631 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's definitive proxy statement are incorporated by reference in Part III of this Annual Report. The definitive proxy statement will be filed no later than 120 days after the close of the issuer's fiscal year.

Manhattan Bancorp
December 31, 2007
 TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        The statements contained herein that are not historical facts are forward-looking statements based upon management's current expectations and beliefs concerning further developments and their potential effects on Manhattan Bancorp and its subsidiary. Their forward-looking statements involve risks and uncertainties, including the risks and uncertainties described herein under the caption "Factors Which May Affect Future Operating Results." There can be no assurance that future developments affecting Manhattan Bancorp will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified, or repealed at any time in the future.

PART I

ITEM 1.    BUSINESS

General

        Manhattan Bancorp ("Bancorp") is a bank holding company which was incorporated in August 2006, in order to acquire Bank of Manhattan, N.A. (the "Bank"), a de novo bank which it acquired on August 14, 2007. The Bank is a nationally-chartered banking association which was organized under the laws of the United States on August 15, 2007. Bancorp operates exclusively through the Bank, and the capital stock of the Bank is its principal asset. The Bank is located in El Segundo, California and at December 31, 2007 had $39 million in assets, $18 million in net loans receivable and $19 million in deposits. Unless the context requires otherwise, references in this Form 10-K to the "Company," "we" or "us" refers to Bancorp and its consolidated subsidiary, the Bank.

        The Company's goal is to operate and grow the Bank into a profitable community-oriented financial institution serving primarily entrepreneurs, small and medium-sized businesses, business service professionals and owners/owner-users of commercial, industrial, and multi-family properties in the Los Angeles County market area, with particular emphasis on the South Bay, Westside and Los Angeles airport areas of Los Angeles County in Southern California.

        The Company intends to grow by promoting relationship-based products and services to meet the banking needs of its defined customer base. We presently offer a full range of deposit products including non-interest bearing demand deposit and interest bearing checking accounts, regular savings and certificates of deposit. We offer cash management services to our commercial checking account customers. To all of our customers we offer, among other things, wire transfers, electronic bill payment and overdraft protection.

        From the deposit funds generated and our capital proceeds, the Company originates loans. Initially a substantial portion of these loans may be secured by commercial real estate. However, the Company offers secured and unsecured commercial term loans and lines of credit, construction loans for individual and commercial properties. To a much lesser extent, the Company makes home equity and installment loans. It is not intended that the Company will originate loans that are deemed sub-prime credits or predatory lending.

        The Company offers Internet banking services which allow customers to review their account information, issue stop payment orders, pay bills, transfer funds, order checks and inquire regarding credit products electronically. While the Company does not intend to have a proprietary automated teller machine, we offer debit cards which allow our customers to access nationwide networks.

        We offer qualified customers the ability to process deposits through remote item capture from their place of business.

        Bancorp is registered as a bank holding company with the Federal Reserve Board (the "FRB") and is subject to examination and regulation as a holding company by the FRB. The Bank is subject to supervision, examination and regulation by the Office of the Comptroller of Currency ("the "OCC"). As a nationally chartered institution, the Bank is a member of the Federal Reserve Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum limits thereof.

Competition and Geographic Market Area

        The relevant geographical market for the Bank is Los Angeles County. Utilizing the El Segundo headquarters as the hub, the Bank's business development officers serve existing and solicit prospective customers from outlying areas, such as the South Bay, Westside, downtown Los Angeles, South Central and other surrounding communities. As a business-oriented bank, most of the day-to-day banking activity is conducted through the use of third-party courier services and remote deposit capture devices.

        The banking business in California generally, and specifically in the market area which we serve, is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. The industry continues to consolidate and strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue. We compete for loans and deposits with other commercial banks, as well as with savings and loan associations, credit unions, thrift and loan companies, and other financial and non-financial institutions. With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area, which banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services which we do not offer directly (but some of which we offer through correspondent institutions.) By virtue of their greater total capitalization, such banks also have substantially higher lending limits than we will have.

        In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions.

        Technological innovation has also resulted in increased competition in the financial services market. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously had been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, and mortgage banking firms. Further, the rise of "internet banking" may require us to compete with remote entities soliciting customers in our market areas via web based advertising and product delivery.

        In order to compete effectively, we have created a sales and service culture that combines the experience of our senior officers, which includes the extensive sales orientation of larger financial institutions, with the commitment to service and a focus on the individual needs of our business customers that is found at the best community banks. We seek to provide a level of service and decision-making responsiveness not generally offered by larger institutions while at the same time providing management sophistication not universally found at local community banks.

        As noted, our primary service area consists of the County of Los Angeles, with a particular emphasis on the Westside, South Bay and Los Angeles airport areas. As in most major U.S. cities, large banks dominate the banking industry in Los Angeles County. However, rather than these large financial institutions, we believe our primary competitors for the small and medium-sized business customer will be the community banks that can provide the service and responsiveness attractive to small and medium-sized business customers.

Employees

        As of December 31, 2007, the Company had 25 full-time employees.

Supervision and Regulations

        Banking is a highly regulated industry. Congress and the states have enacted numerous laws that govern banks, bank holding companies and the financial services industry, and have created several largely autonomous regulatory agencies which have authority to examine and supervise banks and bank holding companies, and to adopt regulations furthering the purpose of the statutes. The primary goals of the regulatory system are to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. As a result, the financial condition and results of operation of the Company, and its ability to grow and engage in various business activities, can be affected not only by management decisions and general economic conditions, but the requirements of applicable federal and state laws, regulations, and policies of the various regulatory authorities.

        Furthermore, these laws, regulations and policies are continuously under review by Congress, state legislatures and federal and state regulatory agencies. Changes in laws, regulations and policies can materially increase the cost of doing business, limit certain business activities or materially adversely affect competition between banks and other financial intermediaries. While it can be predicted that changes will occur, what changes, when they will occur, and how they will impact the Company cannot be predicted.

Regulation of Manhattan Bancorp

        Manhattan Bancorp is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Federal Reserve Board. The Bancorp is required to file periodic reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of the Bancorp and its subsidiary the Bank.

        The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company, if, after the acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of the bank or bank holding company.

        The Bancorp is prohibited by the Bank Holding Company Act, except in statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Bancorp, subject to notification or the prior approval of the Federal Reserve Board, as applicable in each specific case, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be "so closely related to banking" or managing or controlling banks as to be a "proper incident thereto."

        In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers whether the performance of any activity by a subsidiary of the holding company reasonably can be expected to produce benefits to the public, including greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, including over-concentration of resources, decrease of competition, conflicts of interest, or unsound banking practices.

        The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the Comptroller of the Currency which apply to the Bank. Regulations and policies of the Federal Reserve Board also require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the Federal Reserve Board's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting a subsidiary bank. Under certain conditions, the Federal Reserve Board may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice.

        The Bancorp is required to give the Federal Reserve Board prior written notice of any repurchase of its outstanding equity securities which (for a period of 12 months) is equal to 10% or more of Bancorp's consolidated net worth, unless certain conditions are met.

        Bank holding company transactions with subsidiaries and other affiliates are restricted, including qualitative and quantitative restrictions on extensions of credit and similar transactions.

        The securities of the Bancorp are subject to the requirements of the Securities Act, and matters related thereto are regulated by the Securities and Exchange Commission. Certain issuances are also subject to California's corporate securities law as administered by the California Commissioner of Corporations.

        The Bancorp is subject to the public reporting requirements of the Securities and Exchange Act of 1934, as amended generally applicable to publicly held companies, under Section 15(d) of the Exchange Act. Companies which file a registration statement under the Securities Act are required under Section 15(d) of the Exchange Act for at least a 12-month period after the effectiveness of such registration statement to file periodic quarterly and annual reports under the Securities Act. If and when the Bancorp has more than 500 shareholders of record, it will be required to register its securities with the Securities and Exchange Commission under Section 12(g) of the Exchange Act at which time its filing of periodic reports, as well as certain other reporting obligations, will become mandatory.

Regulation of Bank of Manhattan, N.A.

        As a national banking association, the Bank is subject to regulation, supervision and examination by the OCC. It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and the regulations promulgated thereunder by the Board of Governors of the Federal Reserve System. In addition, the deposits of the Bank are insured by the FDIC to a maximum of $100,000 per depositor, and up to a maximum of $250,000 with respect to certain retirement accounts. For this protection, the Bank pays a quarterly assessment to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. The regulations of those agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's declaring of dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas.

        The earnings and growth of the Bank is largely dependent on its ability to maintain a favorable differential or "spread" between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank's performance has been and will be influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

        The Bank is subject to the regulations of the Comptroller of the Currency governing capital adequacy. Those regulations incorporate both risk-based and leverage capital requirements. The Comptroller has established risk-based and leverage capital guidelines for the banks it regulates, which set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital and "supplemental capital elements," or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution's risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

        The Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% ("Total Risk-Based Capital Ratio"), at least one-half of which must be in the form of Tier 1 capital ("Tier 1 Risk-Based Capital Ratio"). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

        The risk-based capital standards also take into account concentrations of credit and the risks of "non-traditional" activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution's management of such risks in assessing an institution's capital adequacy.

        The risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank's capital adequacy, although interest rate risk does not impact the calculation of a bank's risk-based capital ratios. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank.

        Banks are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets ("Leverage Capital Ratio") of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank's particular circumstances warrant.

Prompt Corrective Action Provisions

        Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Capital Ratio of 5%); "adequately capitalized" (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Capital Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Capital Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); "significantly undercapitalized" (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk Based Capital Ratio of less than 3%; or Leverage Capital Ratio less than 3%); and "critically undercapitalized" (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as "critically undercapitalized" unless its actual capital ratio warrants such treatment.

        At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank "undercapitalized." Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). "Significantly undercapitalized" banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

        In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against "institution-affiliated" parties.

Safety and Soundness Standards

        The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Premiums for Deposit Insurance

        The Bank is a member of the Deposit Insurance Fund, maintained by the FDIC, and pays deposit insurance assessments to the Deposit Insurance Fund. The Deposit Insurance Fund was formed on March 31, 2006 following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005.

        In November 2006 the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose. Under the assessment system, the FDIC assigns an institution to one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on supervisory ratings. Each institution risk category is assigned an initial assessment rate based on its risk category. Initial assessment rates currently range from 5 basis points of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 43 basis points of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). New banks like our Bank, which have not yet received a CAMELS ratings will, until 2010, be charged an assessment rate equal to one basis point above the minimum rate applicable to Risk Category 1 (6 basis points) until it receives CAMELS component ratings. Beginning in 2010, institutions that are less than five years old, like our Bank, will be assessed at the highest rate charged in Risk Category 1 (7 basis points).

        In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0122% of insured deposits to fund interest payments on bonds issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. These assessments will continue until the Financing Corporation bonds mature in 2017.

Privacy and Data Security

        The Gramm-Leach-Bliley Act, which became effective in 2000, imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Gramm-Leach-Bliley Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Community Reinvestment Act

        The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank's compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system which bases CRA ratings on the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the agencies assign a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance."

Other Consumer Protection Laws and Regulations

        The bank regulatory agencies have been increasingly focusing attention on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur substantial compliance costs or be required to expend additional funds for investments in the local communities it serves.

Commercial Real Estate Lending and Concentrations

        On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the "Guidance"). The Guidance, which was issued in response to the agencies' concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

        Highlights of the Guidance include the following:

  •
  The agencies have observed that CRE concentrations have been rising over the past several years with small to mid-size institutions showing the most significant increase in CRE concentrations over the last decade. However, some institutions' risk management practices are not evolving with their increasing CRE concentrations, and therefore, the Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.

  •
  The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies. For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and nonfarm residential properties. The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.

  •
  The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development. Therefore, the Guidance is not intended to limit banks' CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report all concentrations to management and the board of directors on a periodic basis.

  •
  The agencies recognized that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

  •
  Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board of directors and management oversight; (2) portfolio management; (3) management information systems; (4) market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivity analysis; and (7) credit review function.

  •
  As part of the ongoing supervisory monitoring processes, the agencies will use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria may be identified for further supervisory analysis.

        The Company believes that the Guidance is applicable to it, as it has a concentration in CRE loans. The Company and its board of directors have discussed the Guidance and believe that the Bank's underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the Guidance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans."

Allowance for Loan and Lease Losses

        On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses ("ALLL"), which revises and replaces the banking agencies' 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

        Highlights of the revised statement include the following:

  •
  The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution's financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution's safety and soundness.

  •
  Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

  •
  The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

  •
  The agencies recognize that institutions may not have sufficient time to bring their ALLL processes and documentation into full compliance with the revised guidance for 2006 year end reporting purposes. However, these changes and enhancements should be completed near term.

        The Company and its board of directors have discussed the revised statement and believe that the Company's ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

Interstate Banking and Branching

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by "opting-out" (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

        Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

        In 1995 California enacted legislation to implement important provisions of the Riegle-Neal Act discussed above and to repeal California's previous interstate banking laws, which were largely preempted by the Riegle-Neal Act.

        A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state. However, California law expressly prohibits an out-of-state bank which does not already have a California branch office from (i) purchasing a branch office of a California bank (as opposed to purchasing the entire bank) and thereby establishing a California branch office or (ii) establishing a de novo branch in California.

        The changes effected by the Riegle-Neal Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions may directly or indirectly enter the Bank's market areas. It appears that the Riegle-Neal Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the competitive environment in which it operates.

Financial Modernization Act

        Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the "Financial Modernization Act", enabled full affiliations to occur between banks and securities firms, insurance companies and other financial service providers. This legislation permits bank holding companies to become "financial holding companies" and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is "well capitalized" and "well managed" under applicable definitions, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company.

        The Financial Modernization Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of financial subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also imposes significant requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

        The USA Patriot Act of 2001 was enacted in October 2001 in response to the terrorist attacks on September 11, 2001. The Patriot Act is intended to strengthen United States law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

  •
  to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

  •
  to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

  •
  to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

  •
  to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

        The Patriot Act also requires all financial institutions to establish anti-money laundering programs, which must include, at minimum:

  •
  the development of internal policies, procedures, and controls;

  •
  the designation of a compliance officer;

  •
  an ongoing employee training program; and

  •
  an independent audit function to test the programs.

        The Bank has adopted comprehensive policies and procedures, and believes that it has taken all necessary actions, to ensure compliance with all financial transparency and anti-money laundering laws, including the Patriot Act.

Sarbanes-Oxley Act of 2002

        As a public company, we are subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation and the derivative regulation and rule making promulgated by the Securities and Exchange Commission includes:

  •
  the creation of an independent accounting oversight board;

  •
  auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

  •
  additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

  •
  a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company's independent accountants;

  •
  a requirement that the company's independent accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting (this requirement is currently proposed to become effective for companies like the Bank, which will not be an accelerated SEC filer, for the Company's fiscal year ending on or after December 15, 2009);

  •
  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

  •
  an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

  •
  the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

  •
  the requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC) and if not, why not;

  •
  expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

  •
  a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

  •
  disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

  •
  mandatory disclosure by analysts of potential conflicts of interest; and

  •
  a range of enhanced penalties for fraud and other violations

ITEM 1A.    RISK FACTORS

        In addition to the other information on the risks the Company faces and our management of risk contained in this annual report or in our regulatory filings, the following are significant risks which may affect us. Events or circumstances arising from one or more of these risks could adversely affect the Company's business, financial condition, operating results and prospects and the value and price of our common stock would decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risk that we may currently view as not material may also impair our business operations and results.

        WE DO NOT HAVE A HISTORY OF PROFITABILITY.    The Company did not earn a profit for the year ended December 31, 2007 nor is it anticipated that we will earn a profit for the ended December 31, 2008. The losses that occurred during the current year were the results of anticipated start-up costs associated with developing our operating infrastructure during 2006 and 2007. This was coupled with an initially low volume of earning assets, a condition expected in new banks. While it is anticipated that the mix of interest-earning assets will improve during 2008, it is anticipated that losses will occur for the first two full years of the Company's operation.

        WE MAY SUFFER LOSSES IN OUR LOAN PORTFOLIO DESPITE ADHERENCE TO PRUDENT UNDERWRITING PRACTICES.    The Company mitigates the risks inherent in extending credit by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower's prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank's allowance for loan losses. Bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover potential losses, we cannot guarantee that future increases to the allowance for loan losses may not be required by regulators or other third party loan review or financial audits. Any of these occurrences could materially adversely affect our earnings.

        WE COULD BE AT A DISADVANTAGE WHEN COMPETING FOR DEPOSITS AND LOANS WITH LARGER INSTITUTIONS THAT HAVE LARGER LENDING LIMITS AND ESTABLISHED CUSTOMER CONTACTS.    As a new bank in an established market, the Bank competes with other financial institutions for deposits, which will be our primary source of funds, and originating loans. Our competition for deposits will come primarily from savings and commercial banks in the South Bay, Westside and the Los Angeles airport areas of Los Angeles County, and our competition for loans will come principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. We also will face additional competition from internet-based institutions. These institutions may have competitive advantages over the Bank because they have greater capitalization and other resources. They also can offer potential depositors more convenient depository facilities and borrowers higher lending limits and certain other customer services which the Bank may not be able to offer. The Bank may have to pay more to attract deposits. This would hurt our earnings. The Bank may not be successful in attracting the deposits or originating the loans it will need to sustain its growth. The Bank's ability to increase its asset base depends in large part on its ability to attract additional deposits at favorable rates from traditional sources. There is no assurance that those efforts will be successful.

        WE ARE DEPENDENT ON KEY PERSONNEL AND THE LOSS OF ONE OR MORE OF THOSE KEY PERSONNEL MAY MATERIALLY AND ADVERSELY AFFECT OUR PROSPECTS.    Competition for qualified employees in the banking industry is intense and there are limited numbers of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. The Company's success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, finance, administrative, marketing and business development, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success had been and continues to be highly dependent upon the abilities of key executives and certain other employees. The Company has entered into an employment agreement with its President and Chief Executive Officer as well as with the three other executive officers, each of which employment agreement is for a three-year term through August 15, 2010.

        WE FACE LIMITS ON OUR ABILITY TO LEND.    The Bank's legal lending limit as of December 31, 2007 was approximately $5.4 Million for secured loans and $3.2 Million for unsecured loans. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. The Bank's lending limit affects our ability to seek relationships with the area's larger and more established businesses. Through our previous experience and relationships with a other financial institutions in the Los Angeles area, we have the ability to accommodate loan amounts greater that our legal lending limits by selling participations in those loans to other banks. However, we cannot be assured of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us.

        POOR ECONOMIC CONDITIONS IN SOUTHERN CALIFORNIA, PARTICULARLY IN THE REAL ESTATE MARKET, MAY CAUSE US TO SUFFER HIGHER DEFAULT RATES ON OUR LOANS AND DECREASED VALUE OF THE ASSETS WE WILL HOLD AS COLLATERAL.    A substantial majority of our assets and deposits have been and will be generated in Southern California, and at December 31, 2007, approximately 51% of the Company's loans were real estate loans, most of which are secured by real property in Southern California. Conditions in the California real estate market would be expected to influence the Company's level of non-performing assets. Late 2007 and early 2008 have seen a substantial slowing of the Southern California real estate market. A real estate recession in Southern California could adversely affect our results of operations. In the early 1990s, the entire State of California experienced an economic recession that resulted in increases in the levels of delinquencies and losses for many of the state's financial institutions. In addition, economic activity slowed significantly immediately following the September 11, 2001 terrorist attacks. A future decline in the Southern California economy would adversely affect the Company's business. The State of California continues to face challenges upon which the long-term impact on the State's economy cannot be predicted, including the recent unprecedented disruptions in the secondary mortgage market resulting from reduced investor demand for mortgage loans and mortgage-backed securities. A general deterioration in economic conditions in Southern California, whether caused by a national recession or local concerns, could result in higher than expected loan delinquencies or problem assets, a decline in the values of the collateral that we hold to secure our loan portfolio, a decrease in demand for our products and services, or lack of growth or a decrease in low cost or non-interest bearing deposits; any of which could materially hurt our business.

        INTEREST RATE FLUCTUATIONS AND OTHER CONDITIONS WHICH ARE OUT OF OUR CONTROL COULD HARM PROFITABILITY.    Our net interest income before provision for loan losses and net income depends to a great extent on "rate differentials," i.e., the difference between the income we receive from our loans, securities and other earning assets, and the interest expense we pay on our deposits and other liabilities. These rates will be highly sensitive to many factors which will be beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities, in particular, the Board of Governors of the Federal Reserve System. It is impossible to predict the nature or extent of the effect on our operations of monetary policy changes or other economic trends over which we have no control, such as unemployment and inflation. In addition, factors like natural resource prices, international conflicts and terrorist attacks and other factors beyond our control may adversely affect our business.

        OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE HIGHLY REGULATED ENVIRONMENT IN WHICH WE OPERATE.    As noted, the Company's operations will be subject to extensive governmental supervision, regulation and control and recent legislation has substantially affected the banking business. It cannot presently be predicted whether or in what form any pending or future legislation may be adopted or the extent to which the banking industry and the operations of the Bank would be affected. Some of the legislative and regulatory changes may benefit us. However, other changes could increase our costs of doing business or reduce our ability to compete in certain markets.

        WE RELY ON COMMUNICATIONS, INFORMATION, OPERATING AND FINANCIAL CONTROL SYSTEMS TECHNOLOGY FROM THIRD-PARTY SERVICE PROVIDERS.    We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including customer relations management, general ledger, loan servicing and loan origination systems. Any failure or interruption or breach in security of these systems could result in a material adverse effect on our ability to operate efficiently and expose the Company to regulatory, legal and reputation risks.

        WE WILL BE REQUIRED TO COMPLY WITH THE SARBANES-OXLEY ACT ("S0X") OF 2002-SECTION 404.    As a smaller reporting company under SEC rules, the Company will be subject to SOX, including section 404(a) for its fiscal year ended December 31, 2008. We anticipate that in complying with the provisions of Sox, we will incur substantial costs including professional fees, personnel expenses and systems and software costs. Those increased costs may have an impact on our ability to achieve profitability and, on an ongoing basis, will affect the results of our operations. We are in the process of implementing and documenting the Company's internal controls over financial reporting for SOX compliance beginning January 1, 2008, As a part of this process we may discover material weaknesses or significant deficiencies in our internal controls as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under PCOAB standards, a "material weakness" is a significant deficiency, or combination of significant deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not prevented or detected. A "significant deficiency" is a control deficiency or combination of control deficiencies, that affect a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the Unites States of America such that there is a more than remote likelihood that a misstatement of a company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

        In addition to management's attestation, supported by the documentation of internal controls and testing thereof, the Company may in the future be subject to the provision of section 404(b) of SOX, the auditor attestation requirement of the Company's internal controls. The SEC has proposed extending the compliance period for small reporting companies effective for the fiscal years ended after December 15. 2009.

        As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal controls or timely make any necessary improvement of our internal and disclosure controls that could harm operating results or cause us to fail to meet our reporting obligations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        We have entered into a lease, which commenced on July 1, 2007, for the Company's main office and our corporate headquarters located at 2141 Rosecrans Avenue, Suite 1160, in the City of El Segundo. The lease is for a term of seven years, with one option to renew for five years. We occupy approximately 7,600 square feet on the ground floor of a six-story multi-tenant building complex known as The Plaza at Continental Park. The initial base rental is $19,807 per month, with annual increases of 3% per year. The Bancorp is the initial tenant under the lease, but the lease has been assigned by the Company to the Bank.

ITEM 3.    LEGAL PROCEEDINGS

        To the best of our knowledge, there are no pending legal proceedings to which the Company is a party and which may have a materially adverse effect upon the Company's property, business or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the stockholders during the quarter ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        On September 4, 2007, shares of our common stock began quotations on the Over the Counter Bulletin Board ("OTCBB") under the symbol "MNHN". The Bancorp stock is not listed on any exchange including the NASDAQ. The OTCBB is a regulated quotation service that displays real-time bid and ask prices and volume information in over-the-counter equity securities. Unlike the NASDAQ however, the OTCBB does not impose listing standards and does not provide automated trade executions. Any investment in Bancorp common stock should be considered a long-term investment in the event that no active trading market for our stock develops. In addition, the price you may obtain is unpredictable.

        The Bancorp completed its best efforts initial public offering of common stock on September 26, 2007 by accepting subscriptions for a total of 2,442,631 shares raising gross proceeds of $24,426,310. This added to an initial private investment by the Bancorp's founders brought the total shares outstanding to 2,487,631. The Bancorp conducted its first closing of the offering on August 10, 2007 having sold 2,236,278 shares for an aggregate purchase price of $22,362,780 to facilitate the capitalization of the Bank allowing the Bank to commence business on August 15, 2007. On September 26, 2007 the Bancorp closed the offering after accepting subscriptions for an additional 206,353 shares or $2,063,530.

        The information in the following table indicates the highest and lowest sales price and volume of trading for the Bancorp's common stock for partial quarter ended September 30, 2007 and for the fourth quarter ended December 31, 2007, and is based upon information provided by the OTCBB. The information does not include transactions for which no public records are available. These prices are based upon the actual prices of stock transactions without retail mark-ups, mark-downs, commissions or adjustments.

	2007
Period/Calendar Quarter Ended	High	Low	Approximate Trading Volume
September 30, 2007	$10.90	$10.00	20,500
December 31, 2007	$10.65	$9.25	44,100

Shareholders

        As of March 15, 2008, we have approximately 237 shareholders of record.

Dividends

        To date, we have not paid any cash dividend and we are not legally able to pay dividends at this time.

        As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company's ability to declare dividends depends primarily upon dividends it receives from the Bank. The dividend practice of the Bank, like the Company's dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank's Board of Directors at the time.

        The Bank's ability to pay cash dividends to the Company is also subject to certain legal limitations. No national bank may, pursuant to 12 U.S.C. Section 56, pay dividends from its capital; all dividends must be paid out of the net profits then on hand, after deducting for expenses including losses and bad debts. The payment of dividends out of net profits of a national bank is further limited by 12 U.S.C. Section 60(a) which prohibits a bank from declaring a dividend on its share of common stock until the surplus fund equals the amount of capital stock, or if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank's net profits of the preceding half-year in the case of quarterly or semiannual dividends, or the proceeding two consecutive half-year periods are transferred to the surplus fund before each dividend is declared.

        Pursuant to 12 U.S.C. Section 60(b), the approval of the Comptroller of the Currency shall be required if the total of all dividends declared by the Bank in any calendar year shall exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or fund for the retirement of any preferred stock. The Comptroller has adopted guidelines, which set forth factors which are to be considered by a national bank in determining the payment of dividends. A national bank, in assessing the payment of dividends, is to evaluate the bank's capital position, its maintenance of an adequate allowance for loan and lease losses, and the need to review or develop a comprehensive capital plan, complete with financial projections, budgets and dividend guidelines. Therefore, the payment of dividends by the Bank is also governed by the Bank's ability to maintain minimum required capital levels and an adequate allowance for loan and lease losses. Additionally, pursuant to 12 U.S.C. Section 1818(b), the Comptroller may prohibit the payment of any dividend which would constitute an unsafe and unsound banking practice.

        The Company's ability to pay dividends is also limited by state corporation law. The California General Corporation Law prohibits the Company from paying dividends on the common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense of the two preceding fiscal years was less than the average of its interest expense of the two preceding fiscal years, at least equal to 125% of its current liabilities.

        Shareholders are entitled to receive dividends only when and if declared by the Company's Board of Directors. The Company presently intends to follow a policy of retaining earnings, if any, for the purpose of increasing the net worth and reserves of the Company. Accordingly, it is anticipated that no cash dividends will be declared in the foreseeable future, and no assurance can be given that the Company's earnings will permit the payment of dividends of any kind in the future. The future dividend policy of the Company will be subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, liquidity, and general business conditions.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under existing compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation approved by security holders	531,770	$9.99	201,019
Equity compensation not approved by security holders	—	—	—

Total	531,770	$9.99	201,019

ITEM 6.    SELECTED FINANCIAL DATA

        The following table set forth our statistical information as of December 31, 2007 and for the period from August 15, 2007 (the date the Bank commenced operations) until December 31, 2007. The data should be read in conjunction with the Company's audited statements as of December 31, 2007 and related notes included in ITEM 8. All averages are calculated based upon the initial operating period noted above.

(Dollars in thousands except per share data)	As of and for the Period ended December 31, 2007
Statements of Operations:
Interest income	$611
Interest expense	102
Net interest income	509
Provision for loan losses	269
Net interest income after provision for loan losses	240
Non-interest income	1
Non-interest expense	2,454
Net loss from operations	$(2,213)
Per Share and Other Data:
Basic and diluted loss per share	$(0.91)
Book value as of year-end	$8.52
Weighted average shares outstanding-basic and diluted	2,425
Balance Sheet Data:
Investment	$9,522
Loans, net	$17,930
Assets	$39,367
Deposits	$17,862
Shareholders' equity	$21,189
Selected Financial Ratios
Net loss as a percentage of average earning assets	(7.09)%
Net loss as a percentage of average equity	(9.37)%
Dividend payout ratio	—
Equity to asset ratio	53.82%
Credit Quality
Allowance for loan losses	$269
Allowance/total loans	1.48%
Non-performing loans	$—
Net (recoveries)/charge-offs	$—
Regulatory Capital Ratios
Tier 1 leverage	57.83%
Tier 1 risk-based capital ratio	81.53%
Total risk-based capital ratio	82.67%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

        Management's discussion and analysis of financial condition and results of operation is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition, results of operation, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto.

        While the Bancorp pre-existed the Bank, the Company's operations commenced with the Bank opening for business on August 15, 2007. Therefore the operating period for 2007 is a period of 139 calendar days. Prior to that date financial statements reflect the organizational phase of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for loan losses

        The Company maintains an allowance for loan losses ("ALL") to provide for potential losses in its loan portfolio. Additions to the allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible will be charged against the allowance while recoveries would be credited to the allowance. We have instituted loan policies designed primarily for internal use, to adequately evaluate and assess the analysis of the risk factors associated with the Bank's loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. We conduct a critical evaluation on the loan portfolio monthly.

        The calculation of the adequacy of the ALL necessarily includes estimates by management applied to known loan portfolio elements. We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio. The 10-point system assigns a value of "1" or "2" to loans that are substantially risk free. Modest, average and acceptable risk loans are assigned point values of "3", "4", and "5", respectively. Loans on the watch list are assigned a point value of "6." Point values of "7," "8," "9" and "10" are assigned respectively to loans classified as special mention, substandard, doubtful and loss. Using these risk factors, management continues the analysis of the general reserves applying quantitative factors based upon different risk scenarios. As of December 31, 2007, the weighted average risk rating for the Bank's loan portfolio was 4.56, indicating an overall risk rating midway between average and acceptable.

        In addition, management considers other trends that are qualitative relative to our marketplace, demographic trends, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.

Investment Securities

        The Company had both investment securities classified as held-to-maturity and available-for-sale. The held-to-maturity classification requires that securities be recorded at cost, adjusted for amortization of premiums and accretion of discounts over the estimated period to maturity, or to an earlier call date, if appropriate, on an effective interest yield basis. These securities would include those that management has the intent and the ability to hold into the foreseeable future.

        Under the available-for-sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, fluctuations in deposit levels or loan demand or need to restructure the portfolio to better match the maturity of interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of accumulated other comprehensive income included in shareholders' equity.

        At each reporting date, investment securities are assessed to determine whether there is other-than-temporary impairment. If it is probable that the Company will be unable to collect all amounts due to the contractual terms of a debt security not impaired at acquisition, an other than temporary impairment shall be considered to have occurred. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of shareholders' equity. Realized gains and losses on sales are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. For mortgage-backed securities, the amortization or accretion is based upon estimated average lives of the securities. The lives of the securities can fluctuate based upon the amount of prepayments received on the assets.

RESULTS OF OPERATIONS

Net Loss

        The year 2007, as has been noted, is the Company's first year of operation beginning on August 15, 2007. During the initial year, it was anticipated that the Bank, as the income producing subsidiary of the Company, would operate at a loss. The recorded loss from operations, a period of 139 days, was approximately $2,213,000 or $.91 per share. Due to the Company's net loss position, all tax benefits that apply to this operating loss, as well as losses from pre-opening expenses, have been offset with a tax valuation allowance of equal amount. The ability to recognize any benefit from operating losses is directly related to Company's demonstrated ability to record profits within the foreseeable future. While we believe that we will become profitable, it is more likely than not that we will not generate sufficient taxable income in the near future to sufficiently or fully use the tax benefits currently available. In this case, we are required to establish a valuation reserve to cover the potential loss of these benefits.

Net Interest Income

        The Company's ability to produce dependable earnings is directly tied to the net interest income, which is the difference we earn on loans and other interest-earning assets and the interest we pay on deposits and borrowed funds. Total interest income can fluctuate based upon the mix of earning assets between loan, investments and federal funds sold and the related rates associated with their balances. Some of the funding sources for these assets also have an interest cost which can fluctuate based upon the mix of interest-bearing liabilities and the related rates associated with their balances. The net number between the interest income and the interest expense is called net interest income and is often expressed as interest rate spread and net interest margin.

        The interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate paid on interest bearing liabilities.

        Net interest margin is net interest income expressed as a percentage of average total interest earning assets. Net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes in the relative amounts of interest earning assets and interest bearing liabilities, referred to volume changes. Interest rates earned and paid are affected principally by our competition, general economic conditions and other factors beyond the Company's control such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the FRB.

        With 2007 as the initial period of operation, there can be no comparison to prior operating periods. The following table presents the weighted average yield on each specific category of interest earning asset, the weighted average rate paid on each specific category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.

ANALYSIS OF NET INTEREST INCOME

	August 15, 2007 through December 31, 2007
	Average Balance	Interest Income/ Expense	Weighted Average Rate Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold(1)	$20,973	$336	4.22%
Deposits with other financial instituions	842	16	5.10%
Investments(2)	2,691	65	6.34%
Loans(3)	6,724	194	7.58%

Total interest-earning assets	31,230	611	5.14%

Non-interest-earning assets	3,240

Total assets	$34,470

Interest-bearing liabilities:
Demand	$83	$—	0.50%
Savings and money market	3,016	39	3.33%
Certificates of deposit	4,100	63	4.05%

Total interest-bearing liabilities	7,199	102	3.71%

Non-interest-bearing demand deposits	3,441
Total funding sources	10,640		2.46%
Non-interest-bearing liabilities	222
Shareholders' equity	23,608

Total liabilities and shareholders' equity	$34,470

Excess of interest-earning assets over funding sources	$20,590
Net interest income		$509

Net interest rate spread			2.68%
Net interest margin			4.28%

(1)
Included in federal funds sold interest income are funds paid to the Bancorp of approximately $64,000 associated with earnings on subscription funds payable only to the Bancorp upon successful close of the Company's offering. There is no corresponding average balance on the Company's books.

(2)
Dividend income from the Bank's investment in the Federal Reserve Bank of approximately $14,000 is included in the investment income, although the corresponding average balance is included in other assets.

(3)
The average balance of loans is calculated net of deferred loan fees/costs, but would include non-accrual loans, if any, with a zero yield. Loan fees net of amortized costs included in total net income were less than $1,000.

        No analysis of rate and volume variance is present as there is no comparable period in 2006.

Provision for Loan Losses

        The Company made provisions for loan losses of $269,000 for the initial operating period ended December 31, 2007. These provision were based on the Bank's policy and procedures for the establishing the ALL. See "Asset Quality and Credit Risk Management."

Non-Interest Income

        Non-interest income for the initial operating period ended December 31, 2007 was negligible.

Non-Interest Expense

        The following table lists the major components of the Company's non-interest expense (dollars in thousands):

From August 15, 2007 through December 31, 2007
Compensation and benefits	$1,743
Occupancy and equipment	239
Technology and communications	148
Marketing and business development	90
Professional and administrative	87
Other non-interest expenses	147

Total non-interest expense	$2,454

        During the period of organization, the Company incurred pre-opening expenses of approximately $269,000 during the year ended December 31, 2006 and approximately $733,000 for the period January 1, 2007 through August 14, 2007. These costs included salaries, employment taxes, rent, legal and professional fees as well as office supplies and other miscellaneous operating costs. By prior agreement the Bancorp was reimbursed for all pre-opening expenses by the Bank once the Bank was capitalized from funds from the public offering.

        The compensation and benefits cost of $1,743,000 for the five months includes approximately $267,000 of stock-based compensation. To generate and grow the Bank's loan and deposit customer base more aggressively, the management of the Company elected to employ a core operating and business development team, the cost of which is reflected in the numbers noted above. Compensation and benefits account for approximately 71 percent of the non-interest expenses of the Company.

FINANCIAL CONDITION

Regulatory Capital

        Under regulatory capital adequacy guidelines, capital adequacy is measured (1) as a percentage of risk-adjusted assets in which risk percentages are applied to assets on the balance sheet as well as off-balance sheet, such as unused loan commitments and standby letters of credit, and (2) as a percentage of the most recent quarter's average tangible assets. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholder's equity after removing the effects of unrealized gain or loss on available-for-sale securities. Total capital consists of other elements, primarily allowance for loan losses.

        As discussed in Note 15 to the Financial Statements, our capital exceeded the minimum regulatory requirements and exceeded the regulatory definition required to be "Well Capitalized" as defined in the regulations issued by our regulatory agencies.

Liquidity and Liquidity Management

        Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals, fund loan commitments, and to meet other commitments on a timely and cost effective basis. The acquisition of deposits is our primary source of funds. This relatively stable and low-cost source of funds has, along with the initial balances in stockholder's equity, provided 100% of the funding for the initial operating period in 2007.

        We also have liquidity as a net seller of overnight federal funds sold at a level that would cushion in part any unexpected increase in demand for funds or decrease in funds deposited. During 2007, we had an average balance of $21.0 million in overnight federal funds sold representing 61% of our average assets, a ratio far above the minimum of 3% established in the Company's liquidity policy.

        To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities. As of December 31, 2007, liquid assets (cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral) as a percentage of Company's deposits was 98.0%.

        While liquidity was not a major concern in 2007, management had established and is seeking to establish secondary sources of liquidity. At present, the Bank maintains a line of credit of $2 million with a correspondent bank for the purchase of overnight federal funds. The line is subject to availability of funds and has restrictions as to the number of days used during the month. Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of "brokered deposits" (defined to include not only deposits acquired with deposit brokers but also deposits bearing interest rates far above the local market rates), typically attracting large certificates of deposit at high interest rates. Currently, the Bank is actively in the process of establishing a credit line with the Federal Home Loan Bank of San Francisco. The Bank has not utilized these borrowing facilities during its five months of operations, nor do we have any "brokered deposits" at December 31, 2007.

Time Deposits and Investment Securities

        The Bank invests in time deposits with other financial institutions and investment securities principally to (1) generate interest income pending the ability to deploy those funds in loans meeting our lending strategies; (2) increase net interest income where the rates earned on such investments exceed the related cost of funds, consistent with the management of interest rate risk; and (3) provide sufficient liquidity in order to maintain cash flow adequate to fund the Bank's operations and meet obligations and other commitments on a timely and cost efficient basis.

        Our time deposit investments generally have terms of less than two years and are placed with financial institutions in amounts that provide full coverage from the FDIC. As of December 31, 2007, the weighted average yield for the time deposits is 4.86% with the weighted average life of approximately one year. The Bank's current investment portfolio consists of U.S. Government Agencies securities, mortgage-backed securities and taxable-municipal bonds with an expected weighted average life of approximately five years.

        The present strategy is to stagger the maturities of our time deposits and investment securities to meet our overall liquidity requirements. Additional information regarding the composition, maturities and yields of the security portfolios as of December 31, 2007 is found in Note 5 to the Company's financial statement in Item 8 of this document.

Loans

        The loan portfolio has consistently increased since the Bank commenced business in mid-August of 2007. Loan growth is attributable to marketing efforts with credit extended primarily to the Bank's defined market area.

        The following table sets forth the composition of the Bank's loan portfolio at the end of December 31, 2007.

	December 31,2007
	Amount Outstanding	Percentage of Total
	(Dollars in Thousands)
Commercial loans	$7,855	43.3%
Real estate loans	9,243	51.0%
Other loans	1,024	5.7%

Total Loans	18,122	100.0%

Add: Purchase Premium	50
Add: Unamortized Costs	40
Less: Deferred Fees	(13)
Less—Allowance for loan losses	(269)

Net loans	17,930

        As of December 31, 2007, the Bank had no construction loans. There was $7.3 million in undisbursed loan commitment as of that same date.

        Of the Bank's total loans outstanding at December 31, 2007, 24.3% were due in one year or less, 15.2% were due in 1-5 years and 60.5% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between borrower and us. Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of December 31, 2006

	Within One Year	Maturing One to Five Years	After Five Year	Total
	(Dollars in thousands)
Commercial	$4,093	$1,762	$2,000	$7,855
Real Estate	—	749	8,494	9,243
Other Loans	311	250	463	1,024

Total	$4,404	$2,761	$10,957	$18,122

Loans with pre-determined interest rates	$100	$1,376	$2,499	$3,975
Loans with floating or adjustable rates	4,304	1,385	8,458	14,147

Total	$4,404	$2,761	$10,957	$18,122

        Of the gross loans outstanding as of December 31, 2007, approximately 78% had adjustable rates. The adjustable rate loans generally have interest rates tied to the prime rate and would adjust with changes in the rate on a daily basis.

        Commercial Loans.    The Bank offers a variety of commercial loans, including secured and unsecured term and revolving lines of credit, equipment loans, accounts receivable loans and SBA loans. Substantially all of the commercial loans have adjustable rates. The Bank underwrites secured terms loans and revolving lines of credit primarily on the basis of a borrower's cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable. Should the borrower default and the Bank forecloses on the assets, we may not be able to recover the full amount of the loan.

        Real Estate Loans.    The Bank's real estate loans are secured primarily by commercial property including a significant percentage in multi-family complexes. Approximately 65% of the loans are adjustable during the term of the loan. Approximately 92% of the loans have a remaining maturity between five and ten years. As of December 31, 2007, the weighted average ratio of the original loan extension to the underlying value of the property was approximately 46%. No individual loan to value ratio exceeded 70%.

        Other Loans.    The Bank offers other types of loans, including home equity lines of credit. Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 75% of the appraised value of the borrower's property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

        We enter into or may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers. In 2007 these were limited to undisbursed commitments to extend credit to both businesses and individuals. These commitments were associated with loans and were therefore subject to the same credit underwriting policies and practices as other on-balance sheet obligations. When deemed advisable, the Bank obtains collateral to support such commitments.

        Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. At December 31, 2007, the Bank had undisbursed loan commitments of approximately $7.3 million.

Non-Performing Assets

        Non-performing assets consist of non-performing loans and other real estate owned ("OREO"). Non-performing loans are (i) loans which have been placed on non-accrual status; (ii)loans which are contractually past due 90 days of more with respect to principal or interest, have not been restructured or placed on non-accrual status, and are accruing interest; and (iii) troubled debt restructures ("TDRs"). OREO is comprised of real estate acquired in satisfaction of loan either through foreclosure or deed in lieu of foreclosure.

        The Bank had no non-performing assets at December 31, 2007.

Deposits

        Deposits are the Bank's primary source of funds. We offer a range of deposit products. As of December 31, 2007, 30.2% of the Company's deposits were non-interest bearing demand deposits. At December 31, 2007, we had no brokered funds on deposit.

        The Analysis of Net Interest Income found under this Item number summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Bank's initial operating period from August 15, 2007 through December 31, 2007.

        The following table shows the maturity of the Bank's time deposits for the periods indicated:

Maturities of Time Deposits of $100,000 or More	Amount
(in thousands)
Three months or less	$2,670
Over three and through six months	2,926
Over six and through twelve months	594
Over twelve months	—

Total	$6,190

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUNT MARKET RISK

        The Company's market risk results primarily from two sources, credit risk and interest rate risk. Risk management is an important part of our operations and a key element of our overall financial results. Banking regulators, in recent years, have emphasized appropriate risk management, prompting banks to have adequate systems to indentify, monitor and manage risks. The Bank has both board and management committees who meet on a regular basis to oversee risk functions. The Company's Audit Committee is responsible for overseeing internal auditing functions and for interfacing with the Company's external auditors. The Bank's Loan Committee establishes Loan Policy, reviews loans made by management and approves loans in excess of management's lending authority. This committee is also responsible for reviewing of any problem credits and assessing the adequacy of our allowance for loan losses. The Asset/Liability Committee reviews investments made by management, and monitors compliance with investment, interest rate risk and liquidity policies.

Credit Risk

        Credit risk generally arises as a result of the Bank's lending activities but may also be present in the Bank's investment functions. To manage the credit risk inherent in our lending activities, we rely on adherence to underwriting standards and loan policies as well as our allowance for loan losses. The Bank employs frequent monitoring procedures and takes prompt corrective action when necessary. Additionally, the Bank's loan portfolio is expected to be examined on a regular basis by both regulatory agencies as well as by independent loan review professionals.

Interest Rate Risk

        Interest rate risk is the exposure of a bank's financial condition and results of operations to adverse movements in interest rates. Movements in interest rates affect both the generation of earnings as well as the market value of assets and liabilities. Interest rate risk results from more than just the differences in the maturity or repricing opportunities of interest-earning assets and interest-bearing liabilities. Other factors that affect the interest rate risk include changes in the slope of the yield curves over time, imperfect correlation in the adjustment of rates earned and paid on different instruments with similar characteristics, interest-rate-related embedded options such as loan floors, ceilings, and prepayments, as well as callable investment securities and early withdrawal of time deposits.

        The potential impact of interest rate risk is significant because of the liquidity and capital adequacy consequences that reduced earnings or losses may imply. While we recognize and accept that interest rate risk is a routine part of banking operations, the objective of interest rate risk management is to measure, monitor and control exposure of net interest income to excessive risks associated with interest rate movements.

        Understanding the inherent weakness in traditional gap analysis to properly measure interest rate risk, the Bank employs modeling techniques which measures the affect of interest rate shocks on the net interest income and the market value of equity on the Bank's existing mix of assets and liabilities.

        The results of the model's simulations on the potential loss of net interest income as of December 31, 2007 reflect the following:

Earning at Risk
Rate Shock (in basis points)	Maximum Policy Guideline	% (Loss) Gain in Net Interest Income
-300	(15)%	(9.0)%
-200	(10)%	(5.7)%
-100	(5)%	(3.0)%
+100	(15)%	3.8%
+200	(10)%	7.5%
+300	(15)%	11.3%

        The method employed in rate shocking the earnings at risk was "ramping", i.e. changing the indicated rate movement gradually over a 12 month horizon. Based upon the model simulation as of December 31, 2007, the Bank interest rate risk exposure as measured by rate movement on net interest income is within policy guidelines.

        The results of the model's simulations on the potential loss of net interest income as of December 31, 2007 reflect the following:

Market Value of Equity
Rate Shock (in basis points)	Maximum Policy Guideline	% (Loss) Gain in Market Value of Equity
-300	(30)%	(4.3)%
-200	(20)%	(2.8)%
-100	(10)%	(1.4)%
+100	(10)%	1.4%
+200	(20)%	2.8%
+300	(30)%	4.1%

        The method employed in rate shocking the market value of equity is referred to as "regulatory shock" i.e. changing the indicated rates instantaneously. Based upon the model simulation as of December 31, 2007, the Bank interest rate exposure as measured by rate movement on the market value of the Bank's equity is within policy guidelines.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Manhattan Bancorp and Subsidiary
El Segundo, California

We have audited the accompanying consolidated balance sheet of Manhattan Bancorp and Subsidiary (the "Company"), as of December 31, 2007, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the period June 19, 2006 (inception) to and as of December 31, 2006 were audited by other auditors whose report dated January 17, 2007, expressed an unqualified opinion.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Bancorp and Subsidiary, as of December 31, 2007, and the results of its operations, changes in its stockholders' equity, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
March 20, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Manhattan Bancorp
(A Development Stage Company)
El Segundo, California

We have audited the accompanying balance sheet of Manhattan Bancorp (the Company) as of December 31, 2006, and the related statements of stockholders' equity and cash flows for the period from June 19, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its cash flows for the period from June 19, 2006 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson & Bloodgood, LLP

Glendale, California
January 17, 2007

Manhattan Bancorp and Subsidiary

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Cash and due from banks	$398,333	$206,423
Federal funds sold	8,565,000	—

Total cash and cash equivalents	8,963,333	206,423
Time deposits-other financial institutions	2,386,000	—
Investments securities-available for sale	6,148,695	—
Investments securities-held to maturity	987,275	—
Loans	18,198,570	—
Allowance for loan losses	(269,000)	—

Net loans	17,929,570	—
Property and equipment, net	1,581,811	23,031
Stock in other financial instituions	1,048,500	—
Accrued interest receivable and other assets	321,550	39,277

Total assets	$39,366,734	$268,731

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing demand	$5,395,028	$—
Interest bearing:
Demand	1,143,269	—
Savings and money market	4,244,393	—
Certificates of deposit equal to or greater than $100,000	6,190,200
Certificates of deposit less than $100,000	889,429	—

Total deposits	17,862,319	—
Accrued interest payable and other liabilities	315,481	113,123

Total liabilities	18,177,800	113,123
Commitments and contingencies-note 14	—	—
Stockholders' equity
Serial preferred stock-no par value; 10,000,000 shares authorized: none outstanding in 2007 or 2006
Common stock-no par value; 10,000,000 shares authorized; issued and outstanding, 2,487,631 in 2007 and 42,500 in 2006	24,078,828	425,000
Additional paid in capital	266,908	—
Unrealized gain on available-for-sale securities	58,158	—
Accumulated deficit	(3,214,960)	(269,392)

Total stockholders' equity	21,188,934	155,608

Total liabilities and stockholders' equity	$39,366,734	$268,731

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Balance Sheets

Manhattan Bancorp and Subsidiary

Consolidated Statement of Operations

The Period August 15, 2007 (Commencement of Business) Through December 31, 2007
Interest income
Interest and fees on loans	$194,090
Interest on federal funds sold	335,675
Interest on time deposits-other financial institutions	16,361
Interest on investment securities	64,928

Total interest income	611,054
Interest expense
NOW, money market and savings	38,450
Time deposits	63,163

Total interest expense	101,613
Net interest income	509,441
Provision for loan losses	269,000

Net interest income after provision for loan losses	240,441
Non-interest Income	1,005

Non-interest expense
Compensation and benefits	1,742,734
Occupancy and equipment	239,585
Technology and communication	147,679
Marketing and business development	89,735
Professional and administrative expenses	86,824
Other non-interest expenses	147,113

Total non-interest expenses	2,453,670

Loss before income taxes	(2,212,224)
Provision for income taxes	800

Net loss	$(2,213,024)

Weighted average number of shares outstanding (basic and diluted)	2,425,280

Basic and diluted loss per share	$(0.91)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Stockholders' Equity

For the Period from June 19, 2006 (Inception) to December 31, 2007

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 19, 2006 (Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders	42,500	425,000					425,000
Organizational expenses					(269,392)		(269,392)

Balance, December 31, 2006	42,500	425,000	—		(269,392)	—	155,608
Issuance of common stock to founders	2,500	25,000					25,000
Issuance of common stock in public offering, net of costs	2,442,631	23,628,828					23,628,828
Share-based compensation expense			266,908				266,908
Unrealized gain on investment securities				58,158	—	58,158	58,158
Organizational expenses				—	(732,544)		(732,544)
Net loss				(2,213,024)	(2,213,024)		(2,213,024)

Total comprehensive loss				$(2,154,866)

Balance at December 31, 2007	2,487,631	$24,078,828	$266,908		$(3,214,960)	$58,158	$21,188,934

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Stockholders' Equity (Continued)

For the Period from June 19, 2006 (Inception) to December 31, 2007

Manhattan Bancorp and Subsidiary

Statements of Cash Flows

	For the Year Ended December 31, 2007	June 19, 2006 (Date of Inception) through December 31, 2006
Cash Flows from Operating Activities
Net loss from August 15, 2007 (Commencement Date of Business)	$(2,277,952)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Depreciation and amortization	122,860	1,174
Provision for loan losses	269,000	—
Share-based compensation	266,908	—
(Increase) in accrued interest receivable and other assets	(282,273)	(39,277)
Increase in accrued interest payable and other liabilities	202,357	113,123

Net cash used in operating activities	(1,699,100)	75,020

Cash Flows from Investing Activities
Net (increase) in loans	(18,198,570)	—
(Increase) in time deposits-other financial institutions	(2,386,000)	—
Purchase of held-to-maturity securities	(987,274)
Purchase of available-for-sale securities	(6,090,537)
Purchase of premises and equipment	(1,681,640)	(24,205)
Purchase of other bank stock	(1,048,500)	—

Net cash used in investing activities	(30,392,521)	(24,205)

Cash Flows from Financing Activities
Net increase in deposits	17,862,319	—
Organizational expenses	(732,544)	(269,392)
Net proceeds from issuance of common stock	23,653,828	425,000

Net cash provided by financing activities	40,783,603	155,608

Net increase in cash and cash equivalents	8,691,982	206,423
Cash and Cash Equivalents at Beginning of Period	206,423	—

Cash and Cash Equivalents at End of Period	$8,898,405	$206,423

Supplementary Information
Interest paid on deposits	$19,594	$—

Income taxes paid	$800	$—

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 1—Nature of Business

        Manhattan Bancorp (the "Company") is a California corporation incorporated on August 8, 2006 for the purpose of becoming a bank holding company and owning all of the stock of Bank of Manhattan, National Association (the "Bank") which is located in El Segundo, California. The Bank operates as a community bank, offering general commercial banking services to small and medium-sized businesses and professionals in the South Bay, the Westside and the Los Angeles airport areas of Los Angeles County. The Bank commenced its operations on August 15, 2007 after receiving approval from the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation (FDIC).

Note 2—Summary of Significant Policies

Basis of Financial Statement Presentation

        For the period from June 19, 2006 (inception) to August 15, 2007, the Company was in a development stage, engaging in the preparation of applications for regulatory approvals, raising capital, financial planning, systems development, acquisition of equipment and facilities as well as recruiting activities. When the Bank commenced its operations, the Company officially became a bank holding company. All net expenses, which were incurred during the period from June 19, 2006 through August 15, 2007, were pre-opening expenses and are reported in the statement of stockholders' equity. The Statement of Operations for 2007 presents the results of operations of the Company for the period from August 15, 2007 to December 31, 2007.

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

Reclassifications

        Certain amounts in prior presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on shareholders' equity, net loss or loss per share amounts.

Cash and Cash Equivalents

        For the purpose of reporting cash flows, cash and cash equivalents include cash, non-interest earning deposits and federal funds sold.

Cash and Due from Banks

        Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank has complied with the reserve requirements as of

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 2—Summary of Significant Policies (Continued)

December 31, 2007. The Bank maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Federal funds sold are similar to uncollateralized loans. Management regularly evaluates the credit risk of these transactions and believes that the Company is not exposed to any significant credit risk on cash or cash equivalents.

Interest-earning Deposits at Other Financial Institutions

        Interest-earning deposits in other financial institutions represent short term deposits that mature over a period of 30 days to two years and earn a higher rate of interest over that Bank's investment in federal funds sold. Investment balances are maintained under the federal deposit insurance level.

Investment Securities

        Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

        Investments not classified as held-to-maturity securities are classified as available-for-sale securities.

        Under the available-for-sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, fluctuations in deposit levels or loan demand, or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of accumulated other comprehensive income (loss) included in shareholders' equity.

        At each reporting date, investment securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of shareholder's equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. For mortgage-backed securities, the amortization or accretion is based on the estimated average lives of the securities. The lives of these securities can fluctuate based upon the amount of prepayments received on the underlying collateral of the securities.

Loans and Interest on Loans

        The Company currently extends credit to its customers in the form of commercial, commercial real estate and consumer loans. Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees and deferred direct incremental loan origination costs, is amortized and included in interest income over the life of the loan using the interest method whenever possible.

        Interest income is recognized on an accrual basis daily and credited to income based upon the principal amount outstanding.

        The accrual of interest on loans is discontinued at the time the loan becomes 90-days delinquent unless the credit is well-secured and in the process of collection. In some cases, loans can be placed on a

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 2—Summary of Significant Policies (Continued)

non-accrual status or be charged-off at an earlier date if collection of principal or interest is considered doubtful.

        For all interest income that has been accrued but not yet collected, if a loan is either placed on a non-accrual status or has been charged-off, the unpaid accrued interest receivable is reversed against interest income. Subsequently, interest income is recognized only to the extent of cash payments received.

        For impairment recognized in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, the entire change in the present value of expected cash flows of the impaired loan is reported as either additional provision of loan losses in the same manner in which impairment initially was recognized, or as a reductions in the amount of provisions for loan losses that otherwise would be reported.

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

Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which ranges from three to seven years for furniture and equipment. Leasehold improvements are amortized over the estimated useful lives of the improvements but not more than the remaining lease term with extensions, whichever is shorter. The straight-line method of depreciation is followed for financial reporting purposes, while both accelerated and straight-line methods are followed for income tax purposes. Expenditures for improvements and major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Nonmarketable Securities-Stock in Other Financial & Regulatory Institutions

        Regulatory requirements may require that the Company invest in the stock of certain regulatory institutions. Such stocks are considered restricted equity securities. Other investments, such as stock in

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 2—Summary of Significant Policies (Continued)

bankers' banks, may offer cash and non-cash benefits to its shareholders although no market quotations exist. Such holdings have been recorded at cost in the Company's balance sheets.

Other Real Estate Owned

        It is the Company's policy that all real estate properties that would be acquired through, or in lieu of, loan foreclosure would be initially recorded at the lower of fair value or cost, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations would be periodically performed by management and the real estate would be carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from operations and additions to the valuation allowance would be included in other expenses. The Company has not had any Other Real Estate Owned during its period of operation.

Commitments and Letters of Credit

        In the ordinary course of business, the Company may enter into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments, when indistinguishable from the underlying funded loan, is considered in our determination of the allowance for loan losses. Other liabilities in the balance sheet include the portion of the allowance which was distinguishable and related to undrawn commitments to extend credit.

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

Advertising Costs

        Advertising costs are expensed when incurred.

Organizational and start-up costs

        Organizational and start-up costs were charged to operations as they were incurred pursuant to Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" issued by the American Institute of Certified Public Accountants. See Note 17 to the Financial Statements.

Other Comprehensive Income (Loss)

        Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" required the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities is the only component of Accumulated Other Comprehensive Income (Loss) for the Company.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 2—Summary of Significant Policies (Continued)

Earnings (Loss) Per Share

        The Company follows SFAS No. 128, Earnings per Share. Basic earnings (loss) per share represents income available (loss reported) to common stock divided by the weighted average number of common shares outstanding during the period reported on the Statement of Operations. The weighted average number of shares for the initial operating period was 2,425,280. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding at December 31, 2007.

Equity Compensation Plans

        The Company's 2007 Stock Option Plan ("Plan") provides for the issuance of up to 732,789 shares of the Company's common stock upon the exercise of incentive and non-qualified options. The Plan was approved on August 10, 2007 by the Company's Board of Directors and the then existing shareholders and expires in 2017.

        The Company has adopted SFAS No. 123R, Shared-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based upon their fair values.

        The Plan provides that each option must have an exercise price not less than the fair market value of the stock at the date of grant, have a term no longer than ten years, and can vest as determined by the Board of Directors of the Company.

Note 3. Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109." FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of FIN No. 48 on January 1, 2007 did not significantly impact on the Company's financial statements.

        FASB Staff Position ("FSP") No. 48-1 "Definition of Settlement in FIN No 48." FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and did not significantly impact the Company's financial statements.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 3. Recent Accounting Pronouncements (Continued)

        SFAS 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125," by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. The adoption of SFAS 156 on January 1, 2007 did not have a significant impact on the Company's financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115." SFAS No. 159 permits an entity to choose to measure financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however the amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company's consolidated financial statements.

        FSP No. 115-1,"The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP No. 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP No. 115-1 nullifies certain provisions of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," while retaining the disclosure requirements of EITF No. 03-1 which were adopted in 2003. The adoption of FSP 115-1 did not impact the Company's financial statements.

Note 4. Interest-Earning Assets with Other Financial Institutions

        The Company had interest-earning deposits with other financial institutions of $2,386,000 with a weighted average yield of 4.86%.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 5. Investment Securities

        Investment securities have been classified in the balance sheet according to management's intent. The following is a summary of the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses at December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31. 2007
Available-for-Sale Securities:
U.S. Government and Agency Securities	$1,230	$19	$—	$1,249
Mortgage Backed Securities	4,861	39	—	4,900

Total Available-for-Sale Securities	$6,091	$58	$—	$6,149

Held-to-Maturity Securities:
State and Municipal Securities	$987	$4	$2	$989

        The fair value of these securities is based upon quoted market prices. There were no realized gains or losses for the period ended December 31, 2007. The net unrealized gain on available-for-sale securities included in accumulated other comprehensive income for the initial operating period was $58,158. No securities were pledged as of December 31, 2007.

        Management does not believe that any of the Company's investment securities are impaired due to reasons of credit quality. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Accordingly, as of December 31, 2007, management believes that the gross unrealized losses detailed in the table above are temporary and no impairment loss should be realized in the Company's Statement of Operations.

        At December 31, 2007, the Company had no securities with unrealized losses which were in a continual loss position for greater than 12 months.

        The amortized cost, estimated fair value and average yield of debt securities at December 31, 2007 are shown below. In the case of securities available for sale, the average yields are based on effective rates of book balances at year end. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost. Mortgage-backed securities are classified in

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 5. Investment Securities (Continued)

accordance with estimated lives. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Available-for-Sale Securities			Held-to Maturity Securities
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Due in One Year or Less	$617	$623	5.13%	$—	$—
Due from One Year to Five Years	2,451	2,473	5.13%	987	989	4.86%
Due from Five Years to Ten Years	2,228	2,252	5.15%
Due after Ten Years	795	801	5.20%

	$6,091	$6,149	5.15%	$987	$989	4.86%

Note 6. Loans and Allowance for Loan Losses

        Loans are summarized as follows at December 31, 2007:

	December 31,2007
	Amount Outstanding	Percentage of Total
	(dollars in Thousands)
Commercial loans	$7,876	43.3%
Real estate loans	9,293	51.1%
Other loans	1,030	5.6%

Total Loans, including net loan costs	18,199	100.0%

Less—Allowance for loan losses	(269)

Net loans	$17,930

        The Company's lending strategy is to attract entrepreneurs and small to mid-sized business borrowers by offering a variety of commercial and real estate loan products and a full range of other banking services coupled with highly personalized services. The Company offers secured and unsecured commercial term loans and lines of credit, construction loans for individual homes and commercial and multifamily properties, accounts receivable and equipment loans, and home equity lines of credit. The Company's primary lending occurs within the Greater Los Angeles area.

        The Company had no impaired or non-accrual loans since it commenced business. There were no loans past due 90 days or more in either interest or principal at December 31, 2007.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 6. Loans and Allowance for Loan Losses (Continued)

        The following table presents an analysis of changes in the allowance for loan losses during the period indicated:

Initial Operating Period Ended December 31 2007
(in thousands)
Allowance balance at beginning of period	$—
Additions to the allowance charged to expense	269
Recoveries	—

269
Less loans charged-off	—

Allowance balance at end of period	$269

Note 7. Premises and Equipment

        Premises and equipment consisted of the following at December 31, 2007:

(in thousands)
Leasehold improvements	$847
Furniture, fixtures and equipment	859

1,706
Less accumulated depreciation & amortization	(124)

$1,582

        Total depreciation and amortization expense for the operating period from August 15, 2007 until December 31, 2007 was $123,000.

        The Company entered into a lease for an office facility for the banking operation. The lease agreement is for a term of seven years commencing on July 1, 2007 with one renewal option of five years and provides for minimum lease payments as follows:

(in thousands)
2008	$241
2009	248
2010	256
2011	264
2012	271
2013	279
2014	142

$1,701

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 7. Premises and Equipment (Continued)

        Total rental expense for the operating period from August 15, 2007 until December 31, 2007 was approximately $89,000.

        The Lessor has the right to draw upon a letter of credit issued in the amount of $293,000 to cover liquidating damages associated with construction cost and the loss of future rental income which will remain in force until September 30, 2008. However as of January 1, 2008, the amount of the letter of credit was reduced by one-half of the initial amount, or $146,500.

Note 8. Deposits

        As of December 31, 2007 the scheduled maturities of Company time deposits was as follows:

Maturities	Amounts
(in thousands)
Three months or less	$3,042
Over three and through twelve months	4,038
Over twelve months	—

Total	$7,080

Note 9. Borrowing Arrangements

        The Bank may borrow up to $2,000,000 overnight on an unsecured basis from one of its correspondent banks. As of December 31, 2007, no amounts were outstanding under this arrangement and no assets have been pledged as collateral.

Note 10. Employee Benefits Plans

        The Company has a 401(k) Profit Sharing Plan for all employees and permits voluntary contributions of their compensation on a pre-tax basis. The Company's Board of Directors approved a contribution for both 2007 and 2008 matching 100% of the employee's contribution up to the first 3% of the employee's total compensation and matching 50% of the employee's contribution up to the next 2% of the employee's total compensation. The Company's expense relating to the contributions made to the 401(k) for the year ended December 31, 2007 was $49,000.

        Participants are 100% vested in their own voluntary contributions. The Company's matching contribution was made using "safe harbor" guidelines, which must be elected each year by the Company's Board. "Safe Harbor" contributions are immediately vested.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 11. Stock-Based Compensation

        During the initial operation period ended December 31, 2007, the Company recorded $267,000 of stock-based compensation expense. At December 31, 2007, unrecorded compensation expense related to non-vested stock option grants totaled $1.8 million and is expected to be recognized as follows:

Stock Option Compensation Expense
(in thousands)
2008	$690
2009	690
2010	424

Total	$1,804

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

        The following table summarizes the assumptions utilized for stock options granted for the periods presented:

Initial Operating Period Ended December 31 2007
Risk-free rate	4.80%
Expected term	6 years
Expected volatility	29.49%
Dividend yield	0.00%
Fair value per share	$3.89

        The following table summarizes the stock option activity under the plan for the initial operation period ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2007
Outstanding at December 31, 2006	—
Granted	532,770
Exercised	—
Expired	—
Forfeited	1,000

Outstanding at December 31, 2007	531,770	$9.99	9.64	$147,513

Options exercisable at December 31, 2007	—	$—	—	$—

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 11. Stock-Based Compensation (Continued)

        As no options were exercisable as of December 31, 2007, there were no options exercised during the initial operating period ended December 31, 2007.

Note 12. Stockholders' Equity

        The Company has authorized 10,000,000 shares of common stock and 10,000,000 shares of serial preferred stock. Prior to August 10, 2007, the Company issued 45,000 shares of common stock to its nine founders at $10 per share totaling $450,000. In conjunction with the Company's initial public offering, 2,442,631 shares of common stock were sold providing the Company with $24,078,828 net of selling expenses of $797,482. There was no serial preferred stock issued during the period ended December 31, 2007.

Note 13. Income Taxes

        Other than the minimum state franchise tax of $800, the Company had no other income tax expense or benefit for the period ended December 31, 2007, as net operating losses were incurred and deferred tax assets remain unrecorded, since their realization is dependent on probable future taxable income. Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Company has established a valuation allowance against the net deferred tax assets. At December 31, 2007, the Bank had federal and state net operating loss carry-forwards of approximately $1,336,000 that expired in 2027.

        The following is a summary of the components of the net deferred tax asset account at December 31:

	2007	2006
Deferred tax assets:
Start-up costs	$461,000	$—
Organizational costs	320,000	64,000
Operating loss carryforward	405,000
Non-employee stock-based compensation	71,000
Allowance for loan losses due to tax differences	55,000
Depreciation differences	34,000
Conversion of accrual basis to reporting	5,000	47,000
Other	2,000

	1,353,000	111,000
Valuation allowance	(1,336,000)	(111,000)
Deferred tax liability:
Deferred loan costs	(17,000)	—

Net deferred tax assets	$—	$—

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 14. Commitments and Contingencies

        Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition in the loan contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company expects some commitments to expire without being drawn upon, the total commitment amount does not necessarily represent future loans. As of December 31, 2007, the Company had undisbursed loan commitments of $7,326,000.

        There were no standby letters of credit outstanding as of December 31, 2007.

Note 15. Regulatory Capital

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

        Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). As of December 31, 2007, the Company and the Bank exceeded all applicable capital adequacy requirements.

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

        The following table sets forth the Company's and the Bank's regulatory capital ratios as of December 31, 2007:

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$21,570	86.4%	$1,997	8%	$2,496	10%
Tier 1 Capital (risk-weighted assets)	$21,285	85.3%	$998	4%	$1,498	6%
Tier 1 Capital (average assets)	$21,285	60.5%	$1,408	4%	$1,760	5%
Bank
Total Capital (risk-weighted assets)	$20,635	82.7%	$1,997	8%	$2,496	10%
Tier 1 Capital (risk-weighted assets)	$20,350	81.5%	$998	4%	$1,498	6%
Tier 1 Capital (average assets)	$20,350	57.8%	$1,408	4%	$1,760	5%

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 16. Related Party Transactions

        In the ordinary course of business, the Bank may grant loans to certain officers and directors and the companies with which they are associated. Management believes that all loans and loan commitments to such parties will be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transaction with other persons.

        There have not been any credit transactions with related parties since the Bank commenced operations.

        Deposits from related parties held by the Bank at December 31, 2007 amounted to $2,299,000.

Note 17. Organizational Period

        The Bank commenced its operations on August 15, 2007 after receiving approval from the OCC and the FDIC. Prior to that date, the Company incurred costs in conjunction with the organizational process and the raising of capital for both the Bank and the Bancorp. These costs were funded by an initial private stock placement and organizational loans. Following the capitalization of the Bank by the Bancorp, the costs associated with the organizational expenses were reimbursed to the Bancorp by the Bank.

        Organizational expenses were comprised of the following:

Compensation and benefits	$573,276
Occupancy and equipment	84,638
Professional and administrative expenses	1,096,658
Marketing and business development	30,699
Technology and communication	29,124
Other expenses	54,447

1,868,842
Less: Costs associated with the raising of capital	(797,482)

1,071,360
Less: Interest earned by Company on subscription funds	(69,424)

Net organizational expenses charged to accumulated deficit	$1,001,936

Organizational expenses recorded in 2006	$269,392
Organizational expenses recorded in 2007	732,544

Net organizational expenses charge to accumulated deficit	$1,001,936

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 18. Parent Company Only Condensed Financial Statements

        The condensed parent company financial statements of Manhattan Bancorp follow:

Condensed Balance Sheet

	December 31,
	2007	2006
Assets:
Cash	$815,788	$206,423
Investment in subsidiary	20,407,896	—
Other asssets	—	62,308

Total assets	$21,223,684	$268,731

Liabilities and Stockholders' Equity
Accrued expenses	$34,750	$113,123
Stockholders' equity	21,188,934	155,608

Total liabilities and stockholders' equity	$21,223,684	$268,731

Condensed Statement of Operations

	For the Year ended December 31, 2007	Period from June 19. 2006 (Inception) to December 31, 2006
Interest income
Interest on investment securities	$64,141	$—

Total interest income	64,141	—

Non-interest expenses
Compensation and benefits	118,115	71,836
Occupancy and equipment	19,749	9,673
Legal and professional fees	51,160	177,252
General and administrative including taxes	7,238	10,631

Total non-interest expenses	196,262	269,392

Income (Loss) before equity in undistributed loss of subsidiary	(132,121)	(269,392)
Loss in equity—subsidiary	(3,592,104)	—

Net loss	$(3,724,225)	$(269,392)

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 18. Parent Company Only Condensed Financial Statements (Continued)

Condensed Statement of Cash Flows

	For the Year Ended December 31, 2007	June 19, 2006 (Date of Inception) through December 31, 2006
Cash Flows from Operating Activities
Net loss	$(3,724,225)	$(269,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Depreciation and amortization	—	1,174
Equity in undistributed earnings of subsidiary	3,592,104	—
Share-based compensation	36,849	—
(Increase) decrease in accrued interest receivable and other assets	62,308	(39,277)
Increase (decrease) in accrued interest payable and other liabilities	(78,373)	113,123

Net cash used in operating activities	(111,337)	(194,372)

Cash Flows from Investing Activities
Investment in Subsidiary	(24,000,000)	—
Purchase of premises and equipment	—	(24,205)

Net cash used in investing activities	(24,000,000)	(24,205)

Cash Flows from Financing Activities
Repayment of organizational funds advanced by Bancorp from Bank	269,392	—
Proceeds from issuance of common stock	24,451,310	425,000

Net cash provided by financing activities	24,720,702	425,000

Net increase in cash and cash equivalents	609,365	206,423
Cash and Cash Equivalents at Beginning of Period	206,423	—

Cash and Cash Equivalents at End of Year	$815,788	$206,423

Note 19. Fair Value of Financial Instruments

        SFAS No. Statement 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based upon relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 19. Fair Value of Financial Instruments (Continued)

value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

        Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates. The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

        The carrying amount of cash and short-term investments are considered to approximate fair value. Short-term investments include federal funds sold and interest bearing deposits with other financial institutions. The fair value of investment securities are generally based upon quoted market prices. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

        The carrying amount of deposit liabilities payable on demand are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of long-term debt is based upon rates currently available to the Company for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

        The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

For the period June 19, 2006 (Date of Inception) through December 31, 2007

Note 19. Fair Value of Financial Instruments (Continued)

        The estimated fair value of financial instruments at December 31, 2007 is summarized as follows (dollar amount in thousands):

	2007
	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$398	$398
Federal funds sold	8,565	8,565
Time deposits-other financial institutions	2,386	2,386
Investment Securities	7,133	7,138
Loans, net	17,930	17,765
Non-marketable stocks	1,049	1,049
Accrued interest receivable	114	114
Financial Liabilities:
Non-interest bearing deposits	5,395	5,395
Interest-bearing deposits	12,467	12,263
Accrued interest payable	17	17

        Commitments to extend credit are written at current market rates. The Company does not anticipate any interest rate or credit factors that would affect the fair value commitments outstanding at December 31, 2007. The Company has not issued any letters of credit.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements with the Company's accountants on accounting and financial disclosures.

        At a meeting on May 24, 2007, the Board of the Company, upon the recommendation of its Audit Committee, dismissed Hutchinson and Bloodgood, LLP ("Hutchinson") as the Company's principal independent accountant. At the same meeting, the Company's Board, again upon the recommendation of its Audit Committee, selected the accounting firm of Vavrinek, Trine, Day & Co., LLP ("Vavrinek") as the independent accountant for the Company's 2007 fiscal year.

        Hutchinson audited the consolidated financial statements of the Company for its initial operating period ended December 31, 2006. Hutchinson's report on the Company's financial statements for this period did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

        For the Company's initial operating period beginning on June 19, 2006 and ending on December 31, 2006 and during the subsequent interim period from January 1, 2007 through May 24, 2007, there were no disagreements between Hutchinson and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hutchison, would have caused it to make reference to the subject matter of the disagreements in connection with its reports or the result of any reportable events, as defined in Item 304 (a)(1)(iv) of Regulation S-B.

        In engaging the accounting firm of Vavrinek, the Company has provided the firm with completed transactions sufficient for them to complete their review of the Company's first 10-QSB for the first quarter ended March 31, 2007.

        Prior to the May 24, 2007 Board Meeting where the change in accountants was affirmed, the Company's management, in conjunction with the Company's Audit Committee, solicited and evaluated proposals from three regional auditing firms with the intent of selecting a firm with recent experience associated with SOX 404 and SEC filing experience.

ITEM 9A(T).    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

        In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighing the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the Company have been detected.

        As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report the Company, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

        During the quarter ended December 31, 2007, there was no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of our registered public accounting firm regarding internal control over financial reporting due to the transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The Company has adopted a Code of Conduct that applies to all employees, directors and officers, including the Company's principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available, without charge, upon written request to Bank of Manhattan, 2141 Rosecrans Avenue, Suite 1160, El Segundo, CA 90245.

        The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Therefore, the Company's officers and directors, and persons who own more than 10% of the Company's common stock, are not subject to the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934. The remainder of the information required under this Item is found in the Company's definitive proxy statement for the 2008 annual meeting of shareholders (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required under this Item is found in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

        The information required under this Item is found in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required under this Item is found in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required under this Item is found in the Company's Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        See attached index to exhibits, which is incorporated herein by reference.

        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

        As of the date of the filing of this report, neither the Company's proxy materials nor annual report to shareholders has been sent to the Company's shareholders. The Company will furnish copies of the Company's proxy materials and annual report to shareholders to the Commission on or prior to the time it is sent to the Company's shareholders.

SIGNATURES

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP
Date: March 20, 2008	By:	/s/ JEFFREY M. WATSON Jeffrey M. Watson President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Members of the Company's Board of Directors
Dated:	March 20, 2008	/s/ KYLE S. RANSFORD Kyle S. Ransford Chairman of the Board
Dated:	March 20, 2008	/s/ CHRIS W. CARAS, JR. Chris W. Caras, Jr.
Dated:	March 20, 2008	/s/ HARRY W. CHENOWETH Harry W. Chenoweth
Dated:	March 20, 2008	/s/ DEAN FLETCHER Dean Fletcher Chief Financial Officer (Principal Financial and Accounting Officer)
Dated:	March 20, 2008	/s/ CHRISTOPHER J. GROWNEY Christopher J. Growney
Dated:	March 20, 2008	/s/ LARRY S. MURPHY Larry S. Murphy
Dated:	March 20, 2008	/s/ JEFFREY M. WATSON Jeffrey M. Watson Chief Executive Officer (Principal Executive Officer)
Dated:	March 20, 2008	/s/ STEPHEN P. YOST Stephen P. Yost

Exhibit Number	Index to Exhibits	Reference
3.1	Articles of Incorporation of Manhattan Bancorp, as amended	(1)
3.2	Bylaws of Manhattan Bancorp	(1)
4.1	Specimen Common Stock Certificate	(2)
10.1	Lease of Main Office of Bank of Manhattan	(2)
10.2	Executed Employment Agreement between Bank of Manhattan And Jeffrey M. Watson	(3)
10.3	Form of Stock Option Plan	(2)
10.4	Financial Advisory and Consulting Agreement dated March 7, 2007 between Carpenter & Company and SB Organizing Group	(2)
10.5	First Amendment to Financial Advisory and Consulting Agreement Dated March 7, 2007 between Carpenter & Company and SB Organizing Group	(2)
10.6	Executed Employment Agreement between Bank of Manhattan And Dean Fletcher	(3)
10.7	Executed Employment Agreement between Bank of Manhattan And Randall T. Hata	(3)
10.8	Executed Employment Agreement between Bank of Manhattan And David Ross	(3)
10.9	Executed Employment Agreement between Bank of Manhattan And Kevin Campbell	(3)
10.10	Selected Dealer Agreement between Manhattan Bancorp and Stone & Youngberg, LLC	(3)
11	Statement Regarding Computation of Net Income (Loss) per Share	(4)
14	Code of Conduct
21	Subsidiaries of the Registrant
23.1	Consent of Vavrinek, Trine, Day & Co, LLP
23.2	Consent of Hutchinson & Bloodgood, LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 5, 2007.

(2)
Incorporated by reference to Pre-Effective Amendment No. 1 to From SB-2 Registration Statement as filed with the Securities and Exchange Commission on March 20, 2007.

(3)
Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2007

(4)
The information required by this exhibit is incorporated by reference from Note 2 to the Company's financial statements included herein.