Form 10-K/A
period 2007-12-31
Manhattan Bancorp
filed 2008-04-09
CIK 1387632

Use these links to rapidly review the document
EXPLANATORY NOTE
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As filed with the Securities and Exchange Commission on March 21, 2008

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K/A

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold in its initial public offering, which was concluded during the third quarter of 2007 was approximately $20,718,310.

         As of March 20, 2008, there were 2,487,631 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's definitive proxy statement are incorporated by reference in Part III of this Annual Report. The definitive proxy statement will be filed no later than 120 days after the close of the issuer's fiscal year.

EXPLANATORY NOTE

        Manhattan Bancorp is filing this Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to correct certain inadvertent errors which appeared in the original filing as follows:

  (i)
  To revise the cover page to the Form 10-K to reflect the accurate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company.

  (ii)
  In Item 1A. Risk Factors, to revise the risk factor titled "We Face Limits on our Ability to Lend" to correct an inaccurate lending limit.

  (iii)
  In Item 2. Properties, to correct the amount of the initial base rental which the Company pays for its main office and corporate headquarters.

  (iv)
  In Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, to revise the table titled "Analysis of Net Interest Income" in the section titled "Net Interest Income" to correct the line item "net interest rate spread".

  (v)
  In Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations to revise the table titled Market Value of Equity in the section titled "Interest Rate Risk" to correct certain numerical errors.

  (vi)
  In Item 8. Financial Statements and Supplementary Data, to correct a typographical error on the Consolidated Balance Sheets with respect to the misspelling of the word "institutions".

  (vii)
  In Item 8. Financial Statements and Supplementary Data, to correct for incomplete title on the Statement of Cash Flows and to correct the line item "interest paid on deposits".

        For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended by this Form 10-K/A. However, this Form 10-K/A amends only those items expressly noted above, and except as expressly noted above, no other information in the original Form 10-K is amended hereby. In addition, Item 15 of Part IV of this Form 10-K/A has been amended to contain the currently-dated certificates from our CEO and CFO required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002. These certificates are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

        This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.

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

        WE FACE LIMITS ON OUR ABILITY TO LEND.    The Bank's legal lending limit as of December 31, 2007 was approximately $3.1 million. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. The Bank's lending limit affects our ability to seek relationships with the area's larger and more established businesses. Through our previous experience and relationships with a other financial institutions in the Los Angeles area, we have the ability to accommodate loan amounts greater that our legal lending limits by selling participations in those loans to other banks. However, we cannot be assured of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        We have entered into a lease, which commenced on July 1, 2007, for the Company's main office and our corporate headquarters located at 2141 Rosecrans Avenue, Suite 1160, in the City of El Segundo. The lease is for a term of seven years, with one option to renew for five years. We occupy approximately 7,600 square feet on the ground floor of a six-story multi-tenant building complex known as The Plaza at Continental Park. The initial base rental is $19,791 per month, with annual increases of 3% per year. The Bancorp is the initial tenant under the lease, but the lease has been assigned by the Company to the Bank.

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

ANALYSIS OF NET INTEREST INCOME

	August 15, 2007 through December 31, 2007
	Average Balance	Interest Income/ Expense	Weighted Average Rate Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold(1)	$20,973	$336	4.22%
Deposits with other financial instituions	842	16	5.10%
Investments(2)	2,691	65	6.34%
Loans(3)	6,724	194	7.58%

Total interest-earning assets	31,230	611	5.14%

Non-interest-earning assets	3,240

Total assets	$34,470

Interest-bearing liabilities:
Demand	$83	$—	0.50%
Savings and money market	3,016	39	3.33%
Certificates of deposit	4,100	63	4.05%

Total interest-bearing liabilities	7,199	102	3.71%

Non-interest-bearing demand deposits	3,441
Total funding sources	10,640		2.46%
Non-interest-bearing liabilities	222
Shareholders' equity	23,608

Total liabilities and shareholders' equity	$34,470

Excess of interest-earning assets over funding sources	$20,590
Net interest income		$509

Net interest rate spread			1.43%
Net interest margin			4.28%

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

        The results of the model's simulations on the potential loss of net interest income as of December 31, 2007 reflect the following:

Market Value of Equity
Rate Shock (in basis points)	Maximum Policy Guideline	% (Loss) Gain in Market Value of Equity
-300	(30)%	4.3%
-200	(20)%	2.8%
-100	(10)%	1.4%
+100	(10)%	(1.4)%
+200	(20)%	(2.8)%
+300	(30)%	(4.1)%

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

Manhattan Bancorp and Subsidiary

Consolidated Statements of Stockholders' Equity

For the Period from June 19, 2006 (Inception) to December 31, 2007

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 19, 2006 (Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders	42,500	425,000					425,000
Organizational expenses					(269,392)		(269,392)

Balance, December 31, 2006	42,500	425,000	—		(269,392)	—	155,608
Issuance of common stock to founders	2,500	25,000					25,000
Issuance of common stock in public offering, net of costs	2,442,631	23,628,828					23,628,828
Share-based compensation expense			266,908				266,908
Unrealized gain on investment securities				58,158	—	58,158	58,158
Organizational expenses				—	(732,544)		(732,544)
Net loss				(2,213,024)	(2,213,024)		(2,213,024)

Total comprehensive loss				$(2,154,866)

Balance at December 31, 2007	2,487,631	$24,078,828	$266,908		$(3,214,960)	$58,158	$21,188,934

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2007	June 19, 2006 (Date of Inception) through December 31, 2006
Cash Flows from Operating Activities
Net loss from August 15, 2007 (Commencement Date of Business)	$(2,277,952)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Depreciation and amortization	122,860	1,174
Provision for loan losses	269,000	—
Share-based compensation	266,908	—
(Increase) in accrued interest receivable and other assets	(282,273)	(39,277)
Increase in accrued interest payable and other liabilities	202,357	113,123

Net cash used in operating activities	(1,699,100)	75,020

Cash Flows from Investing Activities
Net (increase) in loans	(18,198,570)	—
(Increase) in time deposits-other financial institutions	(2,386,000)	—
Purchase of held-to-maturity securities	(987,274)
Purchase of available-for-sale securities	(6,090,537)
Purchase of premises and equipment	(1,681,640)	(24,205)
Purchase of other bank stock	(1,048,500)	—

Net cash used in investing activities	(30,392,521)	(24,205)

Cash Flows from Financing Activities
Net increase in deposits	17,862,319	—
Organizational expenses	(732,544)	(269,392)
Net proceeds from issuance of common stock	23,653,828	425,000

Net cash provided by financing activities	40,783,603	155,608

Net increase in cash and cash equivalents	8,691,982	206,423
Cash and Cash Equivalents at Beginning of Period	206,423	—

Cash and Cash Equivalents at End of Period	$8,898,405	$206,423

Supplementary Information
Interest paid on deposits	$113,868	$—

Income taxes paid	$800	$—

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

MANHATTAN BANCORP
Date: April 9, 2008	By:	/s/ JEFFREY M. WATSON Jeffrey M. Watson President and Chief Executive Officer (Principal Executive Officer)

Exhibit Number	Index to Exhibits	Reference
3.1	Articles of Incorporation of Manhattan Bancorp, as amended	(1)
3.2	Bylaws of Manhattan Bancorp	(1)
4.1	Specimen Common Stock Certificate	(2)
10.1	Lease of Main Office of Bank of Manhattan	(2)
10.2	Executed Employment Agreement between Bank of Manhattan And Jeffrey M. Watson	(3)
10.3	Form of Stock Option Plan	(2)
10.4	Financial Advisory and Consulting Agreement dated March 7, 2007 between Carpenter & Company and SB Organizing Group	(2)
10.5	First Amendment to Financial Advisory and Consulting Agreement Dated March 7, 2007 between Carpenter & Company and SB Organizing Group	(2)
10.6	Executed Employment Agreement between Bank of Manhattan And Dean Fletcher	(3)
10.7	Executed Employment Agreement between Bank of Manhattan And Randall T. Hata	(3)
10.8	Executed Employment Agreement between Bank of Manhattan And David Ross	(3)
10.9	Executed Employment Agreement between Bank of Manhattan And Kevin Campbell	(3)
10.10	Selected Dealer Agreement between Manhattan Bancorp and Stone & Youngberg, LLC	(3)
11	Statement Regarding Computation of Net Income (Loss) per Share	(4)
14	Code of Conduct	(5)
21	Subsidiaries of the Registrant	(5)
23.1	Consent of Vavrinek, Trine, Day & Co, LLP	(5)
23.2	Consent of Hutchinson & Bloodgood, LLP	(5)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)
Incorporated by reference to Form 10-K for the year ended December 31, 2007.