Form 10-Q
period 2008-03-31
Manhattan Bancorp
filed 2008-05-14
CIK 1387632

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by a check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒  No

As of May 9, 2008, there were 2,487,631 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

Item 1 – Financial Information

Manhattan Bancorp and Subsidiary

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$749,403	$398,333
Federal funds sold	4,490,000	8,565,000
Total cash and cash equivalents	5,239,403	8,963,333
Time deposits-other financial institutions	1,386,000	2,386,000
Investments securities-available for sale	6,050,518	6,148,695
Investments securities-held to maturity	988,085	987,275

Loans	32,192,868	18,198,570
Allowance for loan losses	(435,000)	(269,000)
Net loans	31,757,868	17,929,570

Property and equipment, net	1,538,306	1,581,811
Stock in other financial institutions	1,048,500	1,048,500
Accrued interest receivable and other assets	517,384	321,550

Total assets	$48,526,064	$39,366,734

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$8,581,989	$5,395,028
Interest bearing:
Demand	1,472,001	1,143,269
Savings and money market	3,342,803	4,244,393
Certificates of deposit equal to or greater than $100,000	11,435,810	6,190,200
Certificates of deposit less than $100,000	3,028,074	889,429
Total deposits	27,860,677	17,862,319
Accrued interest payable and other liabilities	351,781	315,481
Total liabilities	28,212,458	18,177,800

Commitments and contingencies	—	—

Stockholders’ equity
Serial preferred stock-no par value; 10,000,000 shares authorized; none outstanding in 2008 or 2007	—	—
Common stock-no par value; 10,000,000 shares authorized; issued and outstanding, 2,487,631 at March 31, 2008 and December 31, 2007	24,078,828	24,078,828
Additional paid in capital	440,165	266,908
Unrealized gain on available-for-sale securities	176,334	58,158
Accumulated deficit	(4,381,721)	(3,214,960)

Total stockholders’ equity	20,313,606	21,188,934

Total liabilities and stockholders’ equity	$48,526,064	$39,366,734

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Operations

(Unaudited)

		(Development
		Stage Company)
		The period
	For the	June 19, 2006
	three-month	(Date of Inception)
	period ended	through
	March 31, 2008	March 31, 2007
		(organizational expenses)
Interest income
Interest and fees on loans	$386,655
Interest on investment securities	89,438
Interest on federal funds sold	58,378
Interest on time deposits-other financial institutions	25,539

Total interest income	560,010

Interest expense
NOW, money market and savings	26,097
Time deposits	103,868

Total interest expense	129,965

Net interest income	430,045

Provision for loan losses	166,000

Net interest income after provision for loan losses	264,045

Non-interest income	12,901

Non-interest expense
Compensation and benefits	948,033	$179,752
Occupancy and equipment	157,675	25,266
Technology and communication	124,831	—
Professional and administrative expenses	106,033	314,347
Other non-interest expenses	107,135	—

Total non-interest expenses	1,443,707	519,365

Loss before income taxes	(1,166,761)	(519,365)

Provision for income taxes	—	—

Net loss	$(1,166,761)	$(519,365)

Weighted average number of shares outstanding (basic and diluted)	2,487,631	N/A

Basic and diluted loss per share	$(0.47)	N/A

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Stockholders’ Equity

March 31, 2008 and 2007

(Unaudited)

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Comprehensive	Accumulated	Comprehensive
(Unaudited)	Shares	Amount	Capital	Loss	Deficit	Loss	Total
Balance at June 19, 2006 (Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders	42,500	425,000					425,000

Organizational expenses					(269,392)		(269,392)
Balance , December 31, 2006	42,500	425,000	—		(269,392)	—	155,608
Issuance of common stock to founders	2,500	25,000					25,000
Organizational expenses				—	(249,973)		(249,973)
Net loss		—		—			—
Total comprehensive loss				$—
Balance at March 31, 2007	45,000	$450,000	$—		$(519,365)	$—	$(69,365)

Balance at December 31, 2007	2,487,631	$24,078,828	$266,908	$—	$(3,214,960)	$58,158	$21,188,934
Share-based compensation expense			173,257				173,257
Unrealized gain on investment securities		—		118,176	—	118,176	118,176
Net loss				(1,166,761)	(1,166,761)		(1,166,761)
Total comprehensive loss				$(1,048,585)
Balance at March 31, 2008	2,487,631	$24,078,828	$440,165		$(4,381,721)	$176,334	$20,313,606

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the	June 19, 2006
	three-month	(date of inception)
	period ended	through
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net loss including organizational expenses in ‘date of inception’ presentation	$(1,166,761)	$(519,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Depreciation and amortization	67,195	4,310
Provision for loan losses	166,000	—
Share-based compensation	173,257	—
(Increase) in accrued interest receivable and other assets	(62,679)	(131,092)
Increase in accrued interest payable and other liabilities	36,300	138,224

Net cash used in operating activities	(786,688)	(507,923)

Cash flows from investing activities
Net (increase) in loans	(13,994,298)	—
Decrease in time deposits - other financial institutions	1,000,000	—
Proceeds from repayment and maturities from investment securities	220,688	—
Deposit pending purchase of FHLB stock	(138,300)	—
Purchase of premises and equipment	(23,690)	(65,361)

Net cash used in investing activities	(12,935,600)	(65,361)

Cash flows from financing activities
Net increase (decrease) in:
Demand deposits	3,186,961	—
Interest bearing demand deposits	328,732	—
Savings and money market deposits	(901,590)	—
Certificates of deposit equal to or greater than $100,000	5,245,610	—
Certificates of deposit less than $100,000	2,138,645	—
Increase from borrowings	—	159,080
Net proceeds from issuance of common stock	—	450,000

Net cash provided by financing activities	9,998,358	609,080

Net (decrease) increase in cash and cash equivalents	(3,723,930)	35,796

Cash and cash equivalents at beginning of period	8,963,333	—

Cash and cash equivalents at end of period	$5,239,403	$35,796

Supplementary information

Interest paid on deposits	$120,039	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

Note 1.      CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Manhattan Bancorp (the “Bancorp”) and its wholly-owned subsidiary, Bank of Manhattan, N.A. (the “Bank”), together referred to as the “Company” have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America, for annual financial statements are not included herein.  In the opinion of Management, all adjustments considered necessary for a fair presentation of results for the interim periods presented have been included.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2007 Annual Report on Form 10-K as amended.

The condensed consolidated financial statements include accounts of the Bancorp and its wholly-owned financial subsidiary, Bank of Manhattan, N.A. (the “Bank”).    For the period from June 19, 2006 (inception) to August 15, 2007, the Bancorp was in a development state, engaging in the preparation of applications for regulatory approvals, raising capital, financial planning, systems development, acquisition of equipment and facilities, as well as recruiting activities.  When the Bank commenced its operations, the Bancorp officially became a bank holding company.  All net expenses, which were incurred during the period from June 19, 2006 through August 15, 2007, were pre-opening expenses and are reported in the statement of stockholders’ equity included to facilitate the financial presentation of the Company.  The Consolidated Statement of Operations included in the report provides no comparable statement for the three-month period ended March 31, 2007, as the Company’s operations did not commence until August 15, 2007.   However, a development stage statement of operations has been included covering the period from June 19, 2006 through the end of March 31, 2007.  All expenses recorded during this period were related to the organization phase of the Company.

The preparation of consolidated condensed financial statements in conformity with the accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from these estimates. All material intercompany accounts and transactions have been eliminated.

Certain amounts in prior presentations have been reclassified to conform to the current presentation.  These reclassifications had no effect on shareholders’ equity, net loss or loss per share amounts.

Note 2.      RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of FIN No. 48 as of January 1, 2007 did not significantly impact on the Company’s financial statements.

In July, 2006, FASB issued FASB Staff Position (“FSP”) No. 48-1 “Definition of Settlement in FIN No. 48.”  FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 was effective retroactively as of January 1, 2007 and did not impact the Company’s financial statement.

FAIR VALUE MEASUREMENTS: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115.”  SFAS No. 159 permits an entity to choose to measure financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 are elective; however the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale or trading securities.  For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company’s consolidated financial statements.

Note 3.     INTEREST-EARNING ASSETS WITH OTHER FINANCIAL INSTITUTIONS

The Company had interest-earning deposits with other financial institutions of $1,386,000, with a weighted average yield of 5.15% and an average weighted remaining life of approximately five months.

Note 4.     INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of March 31, 2008 and December 31, 2007.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2008
Available-for-sale securities:
U.S. government and agency securities	$1,230	$37	$—	$1,267
Mortgage-backed securities	4,644	140	—	4,784
Total available-for-sale securities	$5,874	$177	$—	$6,051

Held-to-maturity securities:
State and municipal securities	$988	$18	$—	$1,006

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2007
Available-for-sale securities:
U.S. government and agency securities	$1,230	$19	$—	$1,249
Mortgage-backed securities	4,861	39	—	4,900
Total available-for-sale securities	$6,091	$58	$—	$6,149

Held-to-maturity securities:
State and municipal securities	$987	$4	$2	$989

The fair value of these securities is based upon quoted market prices, unless otherwise indicated in Note 7, “Fair Value – Adoption of SFAS No. 157”.  There were no realized gains or losses for the three-month period ended March 31, 2008 or the three month period ended December 31, 2007.   The net unrealized gain on available-for-sale securities included in accumulated other comprehensive income was approximately $118,000 for the quarterly period ended March 31, 2008. There is no comparable figure for the first quarter of 2007.  No securities were pledged as of March 31, 2008 or December 31, 2007.

Management does not believe that any of the Company’s investment securities are impaired due to reasons of credit quality.  Declines in the fair value of available-for-sale securities below their cost, that are deemed to be other-than-temporary, are reflected in earnings as realized losses.  In estimating other-than-temporary losses, management considers among other things: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  However, as of March 31, 2008, there were no investments with either realized or unrealized losses in the portfolio.

At March 31, 2008, the Company had no securities with unrealized losses that were in a continual loss position for greater than 12 months.

Note 5.     LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	March 31, 2008		December 31, 2007
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Commercial loans	$12,148	37.7%	$7,876	43.3%
Real estate loans	18,637	57.9%	9,293	51.1%
Other loans	1,408	4.4%	1,030	5.6%
Total loans, including net loan costs	32,193	100.0%	18,199	100.0%
Less : allowance for loan losses	(435)		(269)
Net loans	$31,758		$17,930

The Company has had no impaired or non-accrual loans since it commenced business.  There were no loans past due 90 days or more in either interest or principal as of March 31, 2008.

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

	For the Three	For the Three
	Month Period	Month Period
	March 31,	December 31,
	2008	2007
	(in thousands)	(in thousands)
Allowance balance at beginning of period	$269	$102
Additions to the allowance charged to expense	166	167
Recoveries	—	—
	435	269
Less loans charged-off	—	—

Allowance balance at end of period	$435	$269

Note 6.     STOCK-BASED COMPENSATION

During the quarterly period ended March 31, 2008, the Company recorded approximately $173,000 of stock-based compensation expense.  At March 31, 2008, unrecorded compensation expense related to non-vested stock option grants totaled approximately $1.7 million and is expected to be recognized as follows:

Stock Option
Compensation
Expense
(in thousands)
Remainder of 2008	$524
2009	698
2010	432
2011	1
Total	$1,655

The Company uses the Black-Scholes option valuation model to determine the fair value of options.  The Company utilizes assumptions on expected life, risk-free rate, expected volatility and dividend yield to determine such values.  If grants were to occur, the Company would estimate the life of the options by calculating the average of the vesting period and the contractual life.   The risk-free rate would be based upon treasury instruments in effect at the time of the grant whose terms are consistent with the expected life of the Company’s stock options.  Expected volatility would be based on historical volatility of other financial institutions within the Company’s operating area, as the Company has limited market history.

The following table summarizes the assumptions utilized for stock options granted for the period presented:

Three Months
Ended
March 31, 2008
Risk-free rate	2.74%
Expected term	6 years
Expected volatility	32.81%

The following table summarizes the stock option activity under the plan for the quarterly period ended March 31, 2008, there being no comparable period in 2007:

As no options were exercisable as of March 31, 2008, there were no options exercised during the three-month period ended March 31, 2008.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
2008
Outstanding at December 31, 2007	531,770	$9.99
Granted	7,800	$9.73
Exercised	—	—
Expired	—	—
Forfeited	1,000	$10.00
Outstanding at September 30, 2007	538,570	$9.73	9.40	$9,165
Options exercisable at September 30, 2007	—	—	—	—

Note 7.     FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles in the United States of America, and expands fair value disclosure requirements.  This statement applies whenever other accounting pronouncements require or permit fair value measurements.  The fair value hierarchy under SFAS No. 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).  Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are observable inputs for the asset or liability, and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS No. 157.  Some fair value measurements, such as for available-for-sale securities, are performed on a recurring basis.

The following table summarizes the Company’s assets and liabilities, if any, which were measured at fair value on a recurring basis during the period, with dollars reported in thousands:

		Quoted Price in	Significant
		Active Markets	Other	Significant
	March 31,	for Identical	Observable	Unobservable
Description of Assets/Liability	2008	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$6,051	$—	$6,051	$—

Available-for-sale securities are valued based upon inputs derived principally from observable market data.

Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Note 8.     EARNINGS (LOSS) PER SHARE

The Company follows SFAS No. 128, “Earnings per Share”.  Basic earnings (loss) per share represents income available (loss reported) to common stock divided by the weighted average number of common shares outstanding during the period reported on the Statement of Operations. The weighted average number of shares for the three-month period ended March 31, 2008 was 2,487,631. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding as of March 31, 2008.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are based upon management’s current expectations and beliefs concerning further developments and their potential effects on Manhattan Bancorp and its subsidiary.  The Company’s forward-looking statements involve risks and uncertainties, including the risks and uncertainties described under the caption “Factors Which May Affect Future Operating Results” found in the Company’s December 31, 2007 10-K/A, ITEM 1A. Risk Factors.  There can be no assurance that future developments affecting Manhattan Bancorp will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements.  Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified, or repealed at any time in the future.

The Company

Manhattan Bancorp (“Bancorp”) is a bank holding company, which was incorporated in August 2006, in order to acquire Bank of Manhattan, N.A. (the “Bank”), a de novo bank which was acquired on August 14, 2007.  The Bank is a nationally-chartered banking association which was organized under the laws of the United States on August 15, 2007.  The Bancorp operates exclusively through the Bank, and the capital stock of the Bank is its principal asset.  The Bank is located in El Segundo, California and as of March 31, 2008 had $49 million in assets, $32 million in net loans receivable and $28 million in deposits.  Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “we” or “us” refer to the Bancorp and its consolidated subsidiary, the Bank.

Earnings and Financial Condition Overview

It is customary to compare current quarter and year-to-date results with the corresponding periods in the prior year for earnings presentations.  As the Company did not commence business until August 15, 2007, there are no corresponding figures for the first quarter of 2007.  To facilitate a better understanding of the Company’s position and the results of its operations, comparisons are being made to the prior three-month period ended December 31, 2007, where appropriate.

For the three-months ended March 31, 2008, the Company recorded a loss of $1.2 million or $0.47 per basic share.   Comparing the Company’s fourth quarter loss of $1.3 million or $0.52 per basic share with the current operating quarter reveals an approximate 9.0% reduction in the reported quarterly loss. The reduction is attributable to strong loan growth in the first quarter, benefiting net interest income, despite the declining general interest rate environment.

Net interest income after provision for loan losses for the three-month period ended March 31, 2008 was $264,000, an increase of $64,000 over the prior three-month period.  This 32% improvement in net interest income was primarily due to an increase in interest income, up $107,000 for the three-month period ended March 31, 2008 over the previous three-month period.  In comparison, interest expense increased by only $44,000.  The provision for loan loss was essentially the same for both periods at approximately $166,000.

Non-interest expense decreased approximately $40,000 from approximately $1.484 million in the three-month period ended December 31, 2007 to approximately $1.444 million in the three-month period ended March 31, 2008.

As of March 31, 2008, total assets were $48.5 million.  This represents an increase of approximately $9.1 million or 23.3% over the number reported as of December 31, 2007.  The growth in total assets can be attributed to an increase of approximately $14.0 million in gross loan balances or 76.9% from $18.2 million reported as of December 31, 2007.

Funding for the significant loan growth was obtained primarily from strong deposit growth, coupled with reductions in federal funds sold and investments in time deposits with other financial institutions.  At March 31, 2008, total deposits were $27.9 million compared with the balance of $17.9 million as of December 31, 2007.  This represents an approximate $10.0 million increase or 56.0%.  Reductions in federal funds sold and investments in time deposits of approximately $5.1 million provided the other source of loan funding.

The following table provides selected financial data that highlights the Company’s financial performance for each of the two full quarters that it has been in operation.

	For the three months ended
	3/31/2008	12/31/2007
	(Unaudited)
Statements of Operations:
Interest income	$560	$453
Interest expense	130	86

Net interest income	430	367
Provision for loan losses	166	167

Net interest income after provision for loan losses	264	200

Non-interest income	13	1
Non-interest expense	1,444	1,484

Net loss from operations	$(1,167)	$(1,283)

Per Share and Other Data:
Basic and diluted loss per share	$(0.47)	$(0.52)
Book value as of period end	$8.17	$8.52
Weighted average shares outstanding-basic and diluted	2,487	2,487

Balance Sheet Data:
Investments and fed funds sold	$12,915	$18,087
Loans, net	$31,758	$17,930
Assets	$48,526	$39,367
Deposits	$27,861	$17,862
Shareholders’ equity	$20,314	$21,189

Selected Financial Ratios
Net loss as a percentage of average earning assets	-10.73%	-14.46%
Net loss as a percentage of average equity	-22.54%	-23.39%
Dividend payout ratio	—	—
Equity to asset ratio	41.86%	53.82%
Net interest margin	4.34%	4.56%

Credit Quality
Allowance for loan losses	$435	$269
Allowance /total loans	1.35%	1.48%

RESULTS OF OPERATIONS

Net Interest Income

To facilitate a better understanding of the Company’s financial position and the results of its operations, comparisons are being made to the prior three-month period ended December 31, 2007.

The Company’s earnings depend largely upon our net interest income, which is the difference between the income we earned on interest-bearing assets, such as loans, and the interest we pay on deposits and borrowed funds.  Net interest income is related to (i) the relative amounts of interest earning assets and liabilities and (ii) the interest rates earned and paid upon these balances.  Total interest income can fluctuate based upon the mix of earning assets between loans, investments and federal funds sold and the related rates associated with their balances.  Some of the funding sources for these assets also have an interest cost which can fluctuate based upon the mix of interest-bearing liabilities and the related rates associated with their balances.

The interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate paid on interest bearing liabilities.

Net interest margin is net interest income expressed as a percentage of average total interest earning assets.  Net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes in the relative amounts of interest earning assets and interest bearing liabilities, referred to as volume changes.  Interest rates earned and paid are affected principally by our competition, general economic conditions and other factors beyond the Company’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board.

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the period presented:

	Three Months Ended
	March 31,	December 31,	Percent
	2008	2007	Change
	(Unaudited)
	(in thousands)
Interest income	$560	$453	23.62%
Interest expense	130	86	51.16%
Net interest income before provision for loan losses	$430	$367	17.17%
Net interest margin	4.34%	4.56%	-4.82%

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, the resulting interest rate spread and the net interest margin for the periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	(dollars in thousands)
	Three months ended March 31, 2008			Three months ended December 31, 2007
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
Interest-earning assets:
Federal funds sold	$7,208	$58	3.24%	$17,369	$199	4.55%
Deposits with other financial instituions	2,177	26	4.80%	1,272	16	4.99%
Investments	7,115	89	5.03%	4,066	65	6.34%
Loans(1)	23,364	387	6.66%	9,243	173	7.43%
Total interest-earning assets	39,864	560	5.65%	31,950	453	5.63%
Non-interest-earning assets	3,856			3,242
Total assets	$43,720			$35,192

Interest-bearing liabilities:
Demand	$430	$—	0.25%	$115	$—	0.50%
Savings and money market	3,525	26	2.97%	3,697	34	3.65%
Certificates of deposit	10,703	104	3.91%	4,965	52	4.16%
Total interest-bearing liabilities	14,658	130	3.57%	8,777	86	3.89%
Non-interest-bearing demand deposits	7,957			4,255
Total funding sources	22,615		2.31%	13,032		2.62%
Non-interest-bearing liabilities	285			401
Shareholders’ equity	20,820			21,759
Total liabilities and shareholders’ equity	$43,720			$35,192

Excess of interest-earning assets over funding sources	$17,249			$18,918
Net interest income		$430			$367
Net interest rate spread			2.08%			1.74%
Net interest margin			4.34%			4.56%

(1)   The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.  Loan costs net of amortized fees included in total net income were approximately $10,000 for the three-month period ended March 31, 2008 and $4,000 for the three-month period ended December 31, 2007.

The table below sets forth changes for the consecutive three-month periods ended March 31, 2008 and December 31, 2007 for average earning assets, average interest bearing liabilities and their respective rates:

VARIANCE IN BALANCES AND RATES

	(Unaudited)
	(dollars in thousands)
	Average Balance				Average Yield/Rate
	for the three months ended				for the three months ended
	March 31,	December 31,	Variance		March 31,	December 31,
	2008	2007	dollar	percent	2008	2007	Variance

Interest-earning assets:
Federal funds sold	$7,208	$17,369	$(10,161)	-58.50%	3.24%	4.55%	-1.31%
Deposits with other financial instituions	2,177	1,272	905	71.15%	4.80%	4.99%	-0.19%
Investments	7,115	4,066	3,049	74.99%	5.03%	6.34%	-1.31%
Loans	23,364	9,243	14,121	152.78%	6.66%	7.43%	-0.76%
Total interest-earning assets	$39,864	$31,950	$7,914	24.77%	5.65%	5.63%	0.02%

Interest-bearing liabilities:
Interest-bearing demand	$430	$115	$315	273.91%	0.25%	0.50%	-0.25%
Savings and money market	3,525	3,697	(172)	-4.65%	2.97%	3.65%	-0.68%
Certificates of deposit	10,703	4,965	5,738	115.57%	3.91%	4.16%	-0.25%
Total interest-bearing liabilities	$14,658	$8,777	$5,881	67.00%	3.57%	3.89%	-0.32%

A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the consecutive three-months periods ended March 31, 2008 and December 31, 2007:

	For the three months ended
	March 31, 2008 over December 31, 2007
	Volume	Rate	Total
(unaudited)	(Unaudited)
Interest income:
Federal funds sold	$(117)	$(24)	$(141)
Deposits with other financial instituions	11	(1)	10
Investments	48	(24)	24
Loans	261	(47)	214
Net increase (decrease)	203	(96)	107
			—
Interest expense:			—
Interest bearing demand	—	—	—
Savings and money market	(2)	(6)	(8)
Certificates of deposit	59	(7)	52
Net increase (decrease)	57	(13)	44
Total net increase (decrease)	$146	$(83)	$63

A review of the above tables shows that the overall increase in net interest income of approximately $63,000 between the two consecutive quarters ending at March 31, 2008 is the result of several factors.

Among the most significant factors is the overall growth in earning assets, up approximately $7.9 million or 24.8%, coupled with the change in the mix of interest-earning assets from federal funds sold to loans.  The percentage of average loan dollars outstanding, as a percentage of interest-earning assets grew from 28.9% percent as of December 31, 2007 to 58.6% as of March 31, 2008.  This movement in the utilization of funds, coupled with the overall growth in assets, resulted in the increase of interest income of approximately $203,000, more than fully offsetting the result of the general market interest rate decline of approximately $96,000, leaving the total interest income increase at $107,000.  While general interest rates declined 200 basis points during the first three months of 2008, the shift toward higher yielding loans resulted in a 2 basis point increase in average weighted yield on average interest-bearing assets.

Interest expenses, however, increased by $44,000 as a result of a large increase in certificates of deposit, which more than fully offset any savings due to overall declining rates.  It becomes increasingly more difficult for the Bank to fully absorb rapid rate declines when rates are once again approaching historical lows.  When interest rates paid on deposits approach zero, an implied floor emerges, where even minor reductions in rates paid on interest-bearing assets cannot be matched with equal reductions on the funding side.

Provision for Loan Losses

The Company made provisions for loan losses of $166,000 for the three-month period ended March 31, 2008, compared to $167,000 for the previous three-month period ended December 31, 2007.  These provisions were determined based upon the periodic credit review of the loan portfolio, consideration of past loan loss experience, current and predicted economic conditions, and other pertinent factors.  For further analysis of the adequacy of the loan loss reserve, see Asset Quality and Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the three-month period ended March 31, 2008 was negligible.

Non-Interest Expense

The following table sets forth changes for the two consecutive three-month periods ending March 31, 2008 and December 31, 2007, allowing comparisons between these two initial quarters:

	For the three months ended
	March 31,	December 31,
	2008	2007
	(dollars in thousands)		Variance
	(Unaudited)		Dollars	Percent
Compensation and benefits	$948	$983	$(35)	-3.6%
Occupancy and equipment	158	169	(11)	-6.5%
Technology and communication	125	115	10	8.7%
Professional and administrative expenses	106	88	18	20.5%
Other non-interest expenses	107	129	(22)	-17.1%
Total non-interest expenses	$1,444	$1,484	$(40)	-2.7%

The overall decrease in non-interest expense between the two consecutive three-month periods is negligible.

FINANCIAL CONDITION

The Company’s increase in total assets level to $48.5 million as of March 31, 2008 represents over a 23% increase, or approximately $9.2 million, from the total assets level of $39.4 million as of December 31, 2007.  The growth is centered in loans, which were funded by locally generated deposits.

Loans

Total gross loans as of March 31, 2008 increased by approximately $14.0 million over December 31, 2007.   Although outstanding loan balances increased in all categories, most of the growth occurred in real estate loans, where the total grew by more than 101%. As of March 31, 2008 and December 31, 2007, the Bank had no construction loans.

The table below sets forth the changes from December 31, 2007 to March 31, 2008 in the composition of the loan portfolio:

(in thousands)	March 31,	December 31,	Variance
(unaudited)	2008	2007	Dollars	Percent
Loan Classifications:
Commercial loans	$12,111	$7,855	$4,256	54.18%
Real estate loans	18,623	9,243	9,380	101.48%
Other loans	1,402	1,024	378	36.91%
Total loans	32,136	18,122	14,014	77.33%
Add: purchase premium	47	50	(3)
Add: Unamortized costs	56	40	16
Less: Deferred fees	(46)	(13)	(33)
Less: Allowance for loan losses	(435)	(269)	(166)
Net loans	$31,758	$17,930	$13,828	77.12%

Of the Bank’s total loans outstanding as of March 31, 2008, 23.0% were due in one year or less, 30.7% were due in one to five years, and 46.3% were due after five years.  As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank.  Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of March 31, 2008

	Maturing
	Within One	One to Five	After Five
	Year	Years	Years	Total
	(in thousands)

Commercial	$6,981	$3,130	$2,000	$12,111
Real estate	—	3,747	14,876	18,623
Other loans	401	250	751	1,402
Total	$7,382	$7,127	$17,627	$32,136

Loans with pre-determined interest rates	$2,050	$4,358	$6,939	$13,347
Loans with floating or adjustable rates	5,332	2,769	10,688	18,789
Total	$7,382	$7,127	$17,627	$32,136

Of the gross loan dollars outstanding as of March 31, 2008, approximately 58% had adjustable rates, a reduction from the 78% as of December 31, 2007.  The adjustable rate loans generally have interest rates tied to the prime rate and would adjust with changes in the rate on a daily basis.

Commercial Loans.                        The Bank offers a variety of commercial loans, including secured and unsecured term and revolving lines of credit, equipment loans and accounts receivable loans.  As of March 31, 2008, approximately 81% of the commercial loans had adjustable rates.  The Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable.  Should the borrower default and the Bank forecloses on the assets, we may not be able to recover the full amount of the loan. In the quarter ended March 31, 2008, approximately 47% of the growth was associated with cash secured transactions.

Real Estate Loans.                            The Bank’s real estate loans are secured primarily by commercial property, including a significant percentage in multi-family complexes.   Approximately 43% of the real estate loans are adjustable during the term of the loan.  Approximately 80% of the real estate loans have a remaining maturity between five and ten years.  As of March 31, 2008, the weighted average ratio of the original loan extension to the underlying value of the property was approximately 50% with weighted average debt service coverage of 1.66.  No individual loan to value ratio exceeded 70%.

Other Loans.                                                           The Bank offers other types of loans, including home equity lines of credit.  Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 75% of the appraised value of the borrower’s property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into or may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers.  Since inception through March 31, 2008, these have been limited to undisbursed commitments to extend credit to both businesses and individuals.  These commitments were associated with loans and were therefore subject to the same credit underwriting policies and practices as other on-balance sheet obligations.  When deemed advisable, the Bank obtains collateral to support such commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract.  Commitments generally have fixed expiration dates or other termination clauses, which may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. There was $8.8 million in undisbursed loan commitments as of March 31, 2008, an increase of $1.5 million or 20.3% from the December 31, 2007 figure of $7.3 million.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned (“OREO”).  Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, have not been restructured or placed on non-accrual status, and are accruing interest; and (iii) troubled debt restructures ( “TDRs”).  OREO is comprised of real estate acquired in satisfaction of the loan either through foreclosure or deed in lieu of foreclosure.

The Bank had no non-performing assets as of March 31, 2008 or as of December 31, 2007.

Deposits

Deposits are the Bank’s primary source of funds.  The following table sets forth the amount of deposits outstanding by category at March 31, 2008 and December 31, 2007, and the net changes between the two periods.

(in thousands)	March 31,	December 31,	Variance
(unaudited)	2008	2007	Dollars	Percent
Deposit Classifications:
Non-interest-bearing deposits	$8,582	$5,395	$3,187	59.07%
Interest-bearing demand	1,472	1,143	329	28.78%
Savings and money market	3,343	4,244	(901)	-21.23%
Certificate of deposit $100,000 and over	11,436	6,190	5,246	84.75%
Certificate of deposit less than $100,000	3,028	890	2,138	240.22%
Total deposits	$27,861	$17,862	$9,999	55.98%

As of March 31, 2008, 30.8% of the Company’s deposits were non-interest-bearing demand deposits, essentially the same as of December 31, 2007 at 30.2%.  At December 31, 2007, we had no brokered funds on deposit.  At March 31, 2008, the Bank held approximately $600,000 in brokered funds. All other funds have been placed with the Bank by local depositors at competitive rates with the Bank’s marketing area.

The Analysis of Net Interest Income, found within this document, summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Bank’s two consecutive full quarters ended March 31, 2008.

The following table shows the maturity of all of the Bank’s time deposits as of March 31, 2008:

Maturities	Amounts
(unaudited)	(in thousands)
Three months or less	$6,348
Over three and through twelve months	8,116
Over twelve months	—
Total	$14,464

Asset Quality and Allowance for Loan Losses

The Company maintains an allowance for loan losses (“ALL”) to provide for potential losses in its loan portfolio.  Additions to the allowance are made by charges to operating expense in the form of a provision for loan losses.  All loans that are judged to be uncollectible will be charged against the allowance, while recoveries would be credited to the allowance.  We have instituted loan policies designed primarily for internal use, to adequately evaluate and assess the analysis of the risk factors associated with the Bank’s loan portfolio, to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance.  We conduct an evaluation on the loan portfolio monthly.

The calculation of the adequacy of the ALL necessarily includes estimates by management applied to known loan portfolio elements.  We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio.  The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free.  Modest, average and acceptable risk loans are assigned point values of “3”, “4”, and “5”, respectively.  Loans on the watch list are assigned a point value of “6.”  Point values of “7,” “8,” “9” and “10” are assigned, respectively, to loans classified as special mention, substandard, doubtful and loss. Using these risk factors, management continues the analysis of the general reserves applying quantitative factors based upon different risk scenarios. As of December 31, 2007, the weighted average risk rating for the Bank’s loan portfolio was 4.56, indicating an overall risk rating midway between average and acceptable. As of March 31, 2008, the weighted average risk rating for the Bank’s loan portfolio was 4.25, once again indicating an overall risk rating midway between average and acceptable.

In addition, management considers other trends that are qualitative relative to our marketplace, demographic trends, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Bank’s financial statements and operations.  Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accepted accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators such as components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of March 31, 2008, the Company and the Bank exceeded all applicable capital adequacy requirements.

Under the Federal Reserve Board’s guidelines, Manhattan Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more.  However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualifies it as “well capitalized.”

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of March 31, 2008:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$20,592	54.6%	$3,019	8%	$3,774	10%
Tier 1 Capital (risk-weighted assets)	$20,592	53.4%	$1,509	4%	$2,264	6%
Tier 1 Capital (average assets)	$20,592	46.1%	$1,749	4%	$2,186	5%

Bank
Total Capital (risk-weighted assets)	$20,100	53.3%	$3,019	8%	$3,774	10%
Tier 1 Capital (risk-weighted assets)	$19,645	52.1%	$1,509	4%	$2,264	6%
Tier 1 Capital (average assets)	$19,645	44.9%	$1,749	4%	$2,186	5%

Liquidity and Liquidity Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals, fund loan commitments, and to meet other commitments on a timely and cost effective basis.  The acquisition of deposits is our primary source of funds.  This relatively stable and low-cost source of funds has, along with the initial balances in stockholder’s equity, provided 100% of the funding since the Bank’s inception.

We also have liquidity as a net seller of overnight federal funds at a level that would cushion in part any unexpected increase in demand for loans or decrease in funds deposited.  During the three-month period ended December 31, 2007, we had an average balance of $17.4 million in overnight federal funds sold representing approximately 49% of our average assets. During the three-month period ended March 31, 2008, we had an average balance of $7.2 million in overnight federal funds sold representing approximately 16% of our average assets.  Both ratios are far above the minimum guideline of 3% established in the Bank’s liquidity policy.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities.  As of December 31, 2007, liquid assets (including cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral), as a percentage of the Company’s deposits, was 98.0%.  As of March 31, 2008, liquid assets as a percentage of the Company’s deposits, although declining, remain high at 45%.

While liquidity was not a major concern in 2007, management has established and is seeking to establish secondary sources of liquidity.  As of March 31, 2008, the Bank maintains a line of credit totaling $5 million with two correspondent banks for the purchase of overnight federal funds.  The lines are subject to availability of funds and have restrictions as to the number of days used during the month.  Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits acquired with deposit brokers, but also deposits bearing interest rates far above the local market rates), typically attracting large certificates of deposits at high interest rates. Currently, the Bank is actively in the process of establishing a credit line with the Federal Home Loan Bank of San Francisco.  The Bank has not utilized these borrowing facilities since it began operations. The Bank had a nominal amount of “brokered deposits” as of March 31, 2008 of $600,000 or just over 2% of total deposits.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk results primarily from two sources, credit risk and interest rate risk.  Risk management is an important part of our operations and a key element of our overall financial results.  Banking regulators, in recent years, have emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks.  The Bank has both board and management committees who meet on a regular basis to oversee risk functions.  The Company’s Audit Committee is responsible for overseeing internal auditing functions and for interfacing with the Company’s external auditors.  The Bank’s Loan Committee establishes Loan Policy, reviews loans made by management and approves loans in excess of management’s lending authority.  This committee is also responsible for the review of any problem credits and assessing the adequacy of our allowance for loan losses.  The Asset/Liability Committee reviews investments made by management, and monitors compliance with investment, interest rate risk and liquidity policies.

Credit Risk

Credit risk generally arises as a result of the Bank’s lending activities, but may also be present in the Bank’s investment functions.  To manage the credit risk inherent in our lending activities, we rely on the adherence to underwriting standards and loan policies as well as our allowance for loan losses.  The Bank employs frequent monitoring procedures and takes prompt corrective action when necessary.  Additionally, the Bank’s loan portfolio and the ALL methodology are expected to be examined on a regular basis by both regulatory agencies and independent loan review professionals.

Interest Rate Risk

Interest rate risk is the exposure of a bank’s financial condition and the results of operations to adverse movements in interest rates.  Movements in interest rates affect both the generation of earnings as well as the market value of assets and liabilities.   Interest rate risk results from more than just the differences in the maturity or repricing opportunities of interest-earning assets and interest-bearing liabilities.  Other factors that affect the interest rate risk include changes in the slope of the yield curves over time, imperfect correlation in the adjustment of rates earned and paid on different instruments with similar characteristics, interest-rate-related embedded options such as loan floors, ceilings, and prepayments, as well as callable investment securities and early withdrawal of time deposits.

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

Understanding the inherent weakness in traditional gap analysis to properly measure interest rate risk, the Bank employs modeling techniques which measure the affect of interest rate shocks on the net interest income and the market value of equity on the Bank’s existing mix of assets and liabilities.

The results of the model’s simulations on the potential loss of net interest income as of March 31, 2008 reflect the following:

Earning at Risk

Rate	Maximum	% (Loss) Gain
Shock	Policy	in Net Interest
(in basis points)	Guideline	Income
-300	-15%	-5.3%
-200	-10%	-3.4%
-100	-5%	-1.6%
+100	-15%	1.4%
+200	-10%	2.8%
+300	-15%	4.2%

The method employed in rate shocking the earnings at risk was “ramping”, (i.e. changing the indicated rate movement gradually over a 12 month horizon).  Based upon the model simulation as of March 31, 2008, the Bank’s interest rate risk exposure as measured by rate movement on net interest income is within policy guidelines.

The results of the model’s simulations on the potential loss of the Company’s equity as of March 31, 2008 reflect the following:

Market Value of Equity

Rate	Maximum	% (Loss) Gain
Shock	Policy	in Market
(in basis points)	Guideline	Value of Equity
-300	-30%	11.6%
-200	-20%	7.8%
-100	-10%	3.7%
+100	-10%	-3.6%
+200	-20%	-7.1%
+300	-30%	-10.5%

The method employed in rate shocking the market value of equity is referred to as “regulatory shock” i.e. changing the indicated rates instantaneously.  Based upon the model simulation as of March 31, 2008, the Bank interest rate exposure as measured by rate movement on the market value of the Bank’s equity is within policy guidelines.

Item 4T – Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

During the quarter ended March 31, 2008, there were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

The Company is not a party to any legal proceedings.

Item 1A. – Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this item as a part of the Form 10-Q.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults upon Senior Securities

Not Applicable.

Item 4 – Submission of Matters to the Vote of Security Holders

Not Applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit Number	Index to Exhibits	Page
11	Statement Regarding Computation of Net Income (Loss) per Share	(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	28
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	29
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	30
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31

(1)   The information required by this exhibit is incorporated by reference from Note 8 to the Company’s financial statements included herein.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP

Date:	May 13, 2008	/s/ Jeffrey M. Watson
Jeffrey M. Watson
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2008	/s/ Dean Fletcher
Dean Fletcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)