Form 10-Q
period 2008-06-30
Manhattan Bancorp
filed 2008-08-14
CIK 1387632

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by a check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒ No

As of August 8, 2008, there were 2,615,806 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

Item 1 – Financial Information

Manhattan Bancorp and Subsidiary

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$1,431,827	$398,333
Federal funds sold	6,315,000	8,565,000
Total cash and cash equivalents	7,746,827	8,963,333
Time deposits-other financial institutions	792,000	2,386,000
Investments securities-available for sale	5,664,355	6,148,695
Investments securities-held to maturity	988,886	987,275

Loans	42,367,358	18,198,570
Allowance for loan losses	(598,000)	(269,000)
Net loans	41,769,358	17,929,570

Property and equipment, net	1,481,252	1,581,811
Stock in other financial institutions	1,231,150	1,048,500
Accrued interest receivable and other assets	393,460	321,550

Total assets	$60,067,288	$39,366,734

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$12,290,087	$5,395,028
Interest bearing:
Demand	1,394,510	1,143,269
Savings and money market	6,143,902	4,244,393
Certificates of deposit equal to or greater than $100,000	10,799,408	6,190,200
Certificates of deposit less than $100,000	4,098,941	889,429
Total deposits	34,726,848	17,862,319
FHLB advances	4,500,000	—
Accrued interest payable and other liabilities	447,611	315,481
Total liabilities	39,674,459	18,177,800

Commitments and contingencies	—	—

Stockholders’ equity
Serial preferred stock-no par value; 10,000,000 shares authorized; none outstanding in 2008 or 2007	—	—
Common stock-no par value; 10,000,000 shares authorized; issued and outstanding, 2,615,806 at June 30, 2008 and 2,487,631 December 31, 2007	25,347,203	24,078,828
Additional paid in capital	602,649	266,908
Unrealized (loss) gain on available-for-sale securities	(22,340)	58,158
Accumulated deficit	(5,534,683)	(3,214,960)

Total stockholders’ equity	20,392,829	21,188,934

Total liabilities and stockholders’ equity	$60,067,288	$39,366,734

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Operations

(Unaudited)

				(Development
				Stage Company)
				The period
	For the	For the	For the	June 19, 2006
	three-month	three-month	six-month	(Date of Inception)
	period ended	period ended	period ended	through
	June 30, 2008	March 31, 2008	June 30, 2008	June 30, 2007
				(organizational expenses)
Interest income
Interest and fees on loans	$543,551	$386,655	$930,206
Interest on investment securities	120,485	89,438	209,923
Interest on federal funds sold	20,319	58,378	78,697
Interest on time deposits-other financial institutions	11,544	25,539	37,083

Total interest income	695,899	560,010	1,255,909

Interest expense
NOW, money market and savings	24,212	26,097	50,309
Time deposits	113,246	103,868	217,114
FHLB advances	2,190	—	2,190

Total interest expense	139,648	129,965	269,613

Net interest income	556,251	430,045	986,296

Provision for loan losses	163,000	166,000	329,000

Net interest income after provision for loan losses	393,251	264,045	657,296

Non-interest income	10,648	12,901	23,549

Non-interest expense
Compensation and benefits	969,914	948,033	1,917,947	$382,478
Occupancy and equipment	163,491	157,675	321,166	41,729
Technology and communication	125,111	124,831	249,942	—
Professional and administrative expenses	158,172	106,033	264,205	487,281
Other non-interest expenses	138,573	107,135	245,708	—

Total non-interest expenses	1,555,261	1,443,707	2,998,968	911,488

Loss before income taxes	(1,151,362)	(1,166,761)	(2,318,123)	(911,488)

Provision for income taxes	1,600	—	1,600	—
			—
Net loss	$(1,152,962)	$(1,166,761)	$(2,319,723)	$(911,488)

Weighted average number of shares outstanding (basic and diluted)	2,517,210	2,487,631	2,502,420	N/A

Basic and diluted loss per share	$(0.46)	$(0.47)	$(0.93)	N/A

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Stockholders’ Equity

June 30, 2008 and 2007

(Unaudited)

	Common Stock		Additional			Accumlagted Other
	Number of		Paid-in	Comprehensive	Accumulated	Comprehensive
(Unaudited)	Shares	Amount	Capital	Loss	Deficit	Loss	Total
Balance at June 19, 2006 (Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders	42,500	425,000					425,000

Organizational expenses					(269,392)		(269,392)
Balance , December 31, 2006	42,500	425,000	—		(269,392)	—	155,608
Issuance of common stock to founders	2,500	25,000					25,000
Organizational expenses				—	(642,096)		(642,096)
Net loss				—	—		—
Total comprehensive loss				$—
Balance at June 30, 2007	45,000	$450,000	$—		$(911,488)	$—	$(461,488)

Balance at December 31, 2007	2,487,631	$24,078,828	$266,908	$—	$(3,214,960)	$58,158	$21,188,934
Issuance of common stock in private placement	128,175	$1,268,375					$1,268,375
Share-based compensation expense			335,741				335,741
Unrealized loss on investment securities				(80,498)	—	(80,498)	(80,498)
Net loss				(2,319,723)	(2,319,723)		(2,319,723)
Total comprehensive loss				$(2,400,221)
Balance at June 30, 2008	2,615,806	$25,347,203	$602,649		$(5,534,683)	$(22,340)	$20,392,829

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the	June 19, 2006
	six-month	(date of inception)
	period ended	through
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net loss including organizational expenses in ‘date of inception’ presentation	$(2,319,723)	$(911,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Depreciation and amortization	145,731	11,915
Provision for loan losses	329,000	—
Share-based compensation	335,741	—
(Increase) in accrued interest receivable and other assets	(81,942)	(198,370)
Increase in accrued interest payable and other liabilities	132,130	828,784

Net cash used in operating activities	(1,459,063)	(269,159)

Cash flows from investing activities
Net (increase) in loans	(24,168,788)	—
Decrease in time deposits – other financial institutions	1,594,000	—
Proceeds from repayment and maturities from investment securities	412,263	—
Purchase of stock in Federal Home Loan Bank	(182,650)	—
Purchase of premises and equipment	(45,172)	(877,058)

Net cash used in investing activities	(22,390,347)	(877,058)

Cash flows from financing activities
Net increase (decrease) in:
Demand deposits	6,895,059	—
Interest bearing demand deposits	251,241	—
Savings and money market deposits	1,899,509	—
Certificates of deposit equal to or greater than $100,000	4,609,208	—
Certificates of deposit less than $100,000	3,209,512	—
Increase from borrowings	4,500,000	737,230
Net proceeds from issuance of common stock	1,268,375	450,000

Net cash provided by financing activities	22,632,904	1,187,230

Net (decrease) increase in cash and cash equivalents	(1,216,506)	41,013

Cash and cash equivalents at beginning of period	8,963,333	—

Cash and cash equivalents at end of period	$7,746,827	$41,013

Supplementary information

Interest paid on deposits	$260,127	$—

Income taxes paid	$1,600	$800

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

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

The condensed consolidated financial statements include accounts of the Bancorp and its wholly-owned financial subsidiary, Bank of Manhattan, N.A. (the “Bank”). For the period from June 19, 2006 (inception) to August 15, 2007, the Bancorp was in a development state, engaging in the preparation of applications for regulatory approvals, raising capital, financial planning, systems development, acquisition of equipment and facilities, as well as recruiting activities.  When the Bank commenced its operations, the Bancorp officially became a bank holding company.  All net expenses, which were incurred during the period from June 19, 2006 through August 15, 2007, were pre-opening expenses and are reported in the statement of stockholders’ equity included to facilitate the financial presentation of the Company.  The Consolidated Statement of Operations included in the report provides no comparable statement for the three-month period ended March 31, 2008, the three-month period ended June 30, 2008, or the six-month period ended June 30, 2008, as the Company’s operations did not commence until August 15, 2007.   However, a development stage statement of operations has been included covering the period from June 19, 2006 through the end of June 30, 2007.  All expenses recorded during this period were related to the organization phase of the Company.

The preparation of condensed consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from these estimates. All material intercompany accounts and transactions have been eliminated.

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

In July, 2006, FASB issued FASB Staff Position (“FSP”) No. 48-1 “Definition of Settlement in FIN No. 48.”  FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 was effective retroactively as of January 1, 2007 and did not impact the Company’s financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP’) FAS 157-1, “Application of FASB Statement No. 17 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.”  FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company does not except the implementation of FSP-157-1 to have a material impact on its financial position, results of operations, or cash flows.  Additionally, in accordance with FSP 157-2 the Company will delay the application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009 and does not expect the application to have a material effect on the Company’s financial position, results of operations, or cash flows.

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:  In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principals to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The FASB issued SFAS No. 162, because the current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement of Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” is directed to the auditor and not the entity, it is complex, and it ranks FASB Statements of Financial Concepts below industry practices that are widely recognized as generally accepted but that are not subject to due process.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not anticipate the adoption of SFAS No. 162 to have a material impact of its financial position, results of operations, or cash flows.

Note 3.  INTEREST-EARNING ASSETS WITH OTHER

FINANCIAL INSTITUTIONS

The Company had interest-earning deposits with other financial institutions of $792,000 at June 30, 2008, with a weighted average yield of 5.18% and an average weighted remaining life of approximately five months.

Note 4.     INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of June 30, 2008 and December 31, 2007.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2008	(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$1,230	$12	$—	$1,242
Mortgage-backed securities	4,456	1	35	4,422
Total available-for-sale securities	$5,686	$13	$35	$5,664

Held-to-maturity securities:
State and municipal securities	$989	$3	$8	$984

December 31, 2007
Available-for-sale securities:
U.S. government and agency securities	$1,230	$19	$—	$1,249
Mortgage-backed securities	4,861	39	—	4,900
Total available-for-sale securities	$6,091	$58	$—	$6,149

Held-to-maturity securities:
State and municipal securities	$987	$4	$2	$989

The fair value of these securities is based upon quoted market prices, unless otherwise indicated in Note 7, “Fair Value – Adoption of SFAS No. 157”.  There were no realized gains or losses for the six-month period ended June 30, 2008.   Included in the table above are six securities with unrealized losses as of June 30, 2007.  The net unrealized loss on available-for-sale securities included in accumulated other comprehensive income was approximately $80,000 for the six-month period ended June 30, 2008. There is no comparable figure for the first half of 2007.  No securities were pledged as of December 31, 2007.  However, available-for-sale securities with an amortized cost of approximately $5.2 million (fair value of approximately $5.2 million) were pledged as collateral for Federal Home Loan Bank advances as of June 30, 2008.

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

 At June 30, 2008, the Company had no securities with unrealized losses that were in a continual loss position for greater than 12 months.  The following summarizes temporarily impaired investment securities at June 30, 2008:

	Less than 12 Months
(In thousands)	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government and agency securities	$—	$—
Mortgage-backed securities	3,568	35
Securities held to maturity
State and municipal securities	480	8
Total imparied securities	$4,048	$43

Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of the fair value, which may be at maturity, the Company considers these investments to be temporarily impaired at June 30, 2008.

Note 5.     LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	June 30, 2008		December 31, 2007
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Commercial loans	$16,412	38.7%	$7,876	43.3%
Real estate loans	23,023	54.4%	9,293	51.1%
Other loans	2,932	6.9%	1,030	5.6%
Total loans, including net loan costs	42,367	100.0%	18,199	100.0%
Less : allowance for loan losses	(598)		(269)
Net loans	$41,769		$17,930

The Company has had no impaired or non-accrual loans since it commenced business.  There were no loans past due 90 days or more in either interest or principal as of either June 30, 2008 or December 31, 2007.

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

	For the Three	For the Three	For the Three
	Month Period	Month Period	Month Period
	June 30,	March 31,	December 31,
	2008	2008	2007
	(in thousands)	(in thousands)	(in thousands)
Allowance balance at beginning of period	$435	$269	$102
Additions to the allowance charged to expense	163	166	167
Recoveries	—	—	—
	598	435	269
Less loans charged-off	—	—	—

Allowance balance at end of period	$598	$435	$269

Note 6.     STOCK-BASED COMPENSATION

During the six-month period ended June 30, 2008, the Company recorded approximately $336,000 of stock-based compensation expense.  At June 30, 2008, unrecorded compensation expense related to non-vested stock option grants totaled approximately $1.5 million and is expected to be recognized as follows:

Stock Option
Compensation
Expense
(in thousands)
Remainder of 2008	$346
2009	692
2010	445
2011	22
Total	$1,505

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

The following table summarizes the weighted average assumptions utilized for stock options granted for the period presented:

Six Months
Ended
June 30, 2008
Risk-free rate	3.32%
Expected Dividend Yield	0.00%
Expected term	6 years
Expected volatility	36.26%

The following table summarizes the stock option activity under the plan for the quarterly period ended June 30, 2008, there being no comparable period in 2007:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
2008
Outstanding at December 31, 2007	531,770	$9.99
Granted	53,300	$8.68
Exercised	—	—
Expired	—	—
Forfeited	38,314	$10.00
Outstanding at June 30, 2008	546,756	$9.85	9.23	$0
Options exercisable at June 30, 2008	—	—	—	—

As no options were exercisable as of June 30, 2008, there were no options exercised during the six-month period ended June 30, 2008.  All options have been granted for a period of ten years with vesting occurring over the initial three-year period.  As of June 30, 2008, there were 186,033 options included in the Company stock option plan which were available for future grants.

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

The following table summarizes the Company’s assets and liabilities, if any, which were measured at fair value on a recurring basis during the period, with dollars reported in thousands:

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description of Assets/Liabiltity	2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$5,664	$—	$5,664	$—

Available-for-sale securities are valued based upon inputs derived principally from observable market data.  Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Note 8.     OTHER BORROWINGS

At June 30, 2008, the Company had a collateralized line of credit with the Federal Home Loan Bank (“FHLB”) totaling $4.9 million in borrowing capacity against which it had outstanding $4.5 million consisting of the a FHLB five-year fixed rate advance at 4.38% maturing on June 27, 2013.

Note 9.     PRIVATE STOCK PLACEMENT

During the second quarter of 2008, the Company entered into a Stock Purchase Agreement with Carpenter Fund Manager GP, LLC, the General Partner of the Carpenter Community BancFund, pursuant to which the Fund agreed to purchase 1,500,000 shares of Manhattan Bancorp’s common stock at $10.00 per share for an aggregate purchase of $15 million.  The agreement specifies that the purchase will occur in two separate closings.  The first closing, which occurred in June, 2008 and was equivalent to 4.9% of the Company’s post closing outstanding stock, resulted in the infusion of $1,281,750.  Funds totaling $1.0 million were subsequently transferred to the Bank.  The second and final close is anticipated to occur prior to the end of the year, subject to receipt of all required regulatory approvals and certain other conditions precedent to closing.

Note 10.     EARNINGS (LOSS) PER SHARE

The Company follows SFAS No. 128, “Earnings per Share”.  Basic earnings (loss) per share represents income available (loss reported) to common stock divided by the weighted average number of common shares outstanding during the period reported on the Statement of Operations. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding as of any the periods reported on the Statement of Operations.

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

The Company

Manhattan Bancorp (“Bancorp”) is a bank holding company, which was incorporated in August 2006, in order to acquire Bank of Manhattan, N.A. (the “Bank”), a de novo bank which was acquired on August 14, 2007.  The Bank is a nationally-chartered banking association which was granted its charter and commenced on August 15, 2007.  The Bancorp operates exclusively through the Bank, and the capital stock of the Bank is its principal asset.  The Bank is located in El Segundo, California and as of June 30, 2008 had $60 million in assets, $42 million in net loans receivable and $35 million in deposits.  Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “we” or “us” refer to the Bancorp and its consolidated subsidiary, the Bank.

Earnings and Financial Condition Overview

It is customary to compare current quarter and year-to-date results with the corresponding periods in the prior year for earnings presentations.  As the Company did not commence business until August 15, 2007, there are no corresponding figures for the first two quarters of 2007.  To facilitate a better understanding of the Company’s position and the results of its operations, comparisons are being made to the prior three-month period ended March 31, 2008, where appropriate.

For the three-months ended June 30, 2008, the Company recorded a loss of $1.153 million or $0.46 per basic share.   Comparing the Company’s first quarter loss of $1.167 million or $0.47 per basic share with the current operating quarter reflects an approximate 1.2% reduction in the reported quarterly losses. While loan growth continued to remain strong, the requirement to maintain the allowance for loan losses at acceptable levels, the declining general interest rate environment, coupled with costs associated with regulatory compliance weaken the benefit from the reported improvement in the Company’s revenues.

Net interest income after provision for loan losses for the three-month period ended June 30, 2008 was $393,000, an increase of $129,000 over the prior three-month period.  This 49% improvement in net interest income was primarily due to an increase in interest income, up $136,000 for the three-month period ended June 30, 2008 over the previous three-month period.  In comparison, interest expense increased by only $10,000.  The provision for loan loss was essentially the same for both periods at approximately $165,000.

Non-interest expense increased approximately $112,000 from approximately $1.444 million in the three-month period ended March 31, 2008 to approximately $1.555 million in the three-month period ended June 30, 2008.

As of June 30, 2008, total assets were $60.1 million.  This represents an increase of approximately $20.7 million or 52.6% over the number reported as of December 31, 2007.  The growth in total assets can be attributed to an increase of approximately $24.2 million in gross loan balances or 132.8% from $18.2 million reported as of December 31, 2007.

Funding for the significant loan growth was obtained primarily from strong deposit growth, coupled with reductions in federal funds sold and investments in time deposits with other financial institutions.  At June 30, 2008, total deposits were $34.7 million compared with the balance of $17.9 million as of December 31, 2007.  This represents an approximate $16.9 million increase or 94.4%.  Reductions in federal funds sold and investments in time deposits of approximately $3.8 million provided the other source of loan funding.

The following table provides selected financial data that highlights the Company’s financial performance for each of the three full quarters that it has been in operation:

	For the three months ended
	6/30/2008	3/31/2008	12/31/2007
		(Unaudited)
Statements of Operations:
Interest income	$696	$560	$453
Interest expense	140	130	86

Net interest income	556	430	367
Provision for loan losses	163	166	167

Net interest income after provision for loan losses	393	264	200

Non-interest income	11	13	1
Non-interest expense	1,557	1,444	1,484

Net loss from operations	$(1,153)	$(1,167)	$(1,283)

Per Share and Other Data:
Basic and diluted loss per share	$(0.46)	$(0.47)	$(0.52)
Book value as of period end	$7.80	$8.17	$8.52
Weighted average shares outstanding-basic and diluted	2,517	2,487	2,487

Balance Sheet Data:
Investments and fed funds sold	$13,760	$12,915	$18,087
Loans, net	$41,769	$31,758	$17,930
Assets	$60,067	$48,526	$39,367
Deposits	$34,727	$27,861	$17,862
Shareholders’ equity	$20,393	$20,314	$21,189

Selected Financial Ratios
Net loss as a percentage of average earning assets	-8.92%	-10.73%	-14.46%
Net loss as a percentage of average equity	-22.84%	-22.54%	-23.39%
Dividend payout ratio	—	—	—
Equity to asset ratio	33.95%	41.86%	53.82%
Net interest margin	4.71%	4.34%	4.56%

Credit Quality
Allowance for loan losses	$598	$435	$269
Allowance /total loans	1.41%	1.35%	1.48%
Non-performing loans	$—	$—	$—
Net (recoveries)/ charge-offs	$—	$—	$—

RESULTS OF OPERATIONS

Net Interest Income

To facilitate a better understanding of the Company’s financial position and the results of its operations, comparisons are being made to the prior three-month period ended March 31, 2008.

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

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended
	June 30,	March 31,	Percent
	2008	2008	Change
	(Unaudited)
	(Dollars in thousands)
Interest income	$696	$560	24.29%
Interest expense	140	130	7.69%
Net interest income before provision for loan losses	$556	$430	29.30%
Net interest margin	4.71%	4.34%	8.49%

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, the resulting interest rate spread, and the net interest margin for the two consecutive three month periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	(Dollars in thousands)
	Three months ended June 30, 2008			Three months ended March 31, 2008
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
Interest-earning assets:
Federal funds sold	$4,013	$20	2.00%	$7,208	$58	3.24%
Deposits with other financial instituions	868	12	5.56%	2,177	26	4.80%
Investments	6,888	120	7.01%	7,115	89	5.03%
Loans(1)	35,745	544	6.12%	23,364	387	6.66%
Total interest-earning assets	47,514	696	5.89%	39,864	560	5.65%
Non-interest-earning assets	3,892			3,856
Total assets	$51,406			$43,720

Interest-bearing liabilities:
Demand	$1,499	$0	0.10%	$430	$—	0.25%
Savings and money market	5,154	24	1.87%	3,525	26	2.97%
Certificates of deposit	13,679	113	3.32%	10,703	104	3.91%
FHLB advances	198	2	4.38%	—	—
Total interest-bearing liabilities	20,530	140	2.73%	14,658	130	3.57%
Non-interest-bearing demand deposits	10,394			7,957
Total funding sources	30,924		1.82%	22,615		2.31%
Non-interest-bearing liabilities	400			285
Shareholders’ equity	20,082			20,820
Total liabilities and shareholders’ equity	$51,406			$43,720

Excess of interest-earning assets over funding sources	$16,590			$17,249
Net interest income		$556			$430
Net interest rate spread			3.16%			2.08%
Net interest margin			4.71%			4.34%

(1)          The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.  Loan costs net of amortized fees included in total net income were approximately $15,000 for the three-month period ended June 30, 2008 and $10,000 for the three-month period ended March 31, 2008.

Included in the $120,000 of investment income reported above for the second quarter of 2008 is approximately $34,000 of dividend income from various banks in which the Bank holds stock.  As the payment of dividends may not be regularly scheduled and is dependent upon the affirmative action of the boards of these other financial institutions, the unpredictable receipt of such funds is reflected in a higher effective yield during the second quarter.

The table below sets forth changes for the consecutive three-month periods ended June 30, 2008 and March 31, 2008 for average earning assets, average interest bearing liabilities, and their respective rates:

VARIANCE IN BALANCES AND RATES

	(Unaudited)
	(dollars in thousands)
	Average Balance				Average Yield/Rate
	for the three months ended				for the three months ended
	June 30,	March 31,	Variance		June 30,	March 31,
	2008	2008	dollar	percent	2008	2008	Variance

Interest-earning assets:
Federal funds sold	$4,013	$7,208	$(3,195)	-44.33%	2.00%	3.24%	-1.23%
Deposits with other financial instituions	868	2,177	(1,309)	-60.13%	5.56%	4.80%	0.76%
Investments	6,888	7,115	(227)	-3.19%	7.01%	5.03%	1.98%
Loans	35,745	23,364	12,381	52.99%	6.12%	6.66%	-0.54%
Total interest-earning assets	$47,514	$39,864	$7,650	19.19%	5.89%	5.65%	0.24%

Interest-bearing liabilities:
Interest-bearing demand	$1,499	$430	$1,069	248.60%	0.10%	0.25%	-0.15%
Savings and money market	5,154	3,525	1,629	46.21%	1.87%	2.97%	-1.09%
Certificates of deposit	13,679	10,703	2,976	27.81%	3.32%	3.91%	-0.59%
FHLB advances	198	—	198	0.00%	4.38%	0.00%	4.38%
Total interest-bearing liabilities	$20,530	$14,658	$5,872	40.06%	2.73%	3.57%	-0.83%

A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the consecutive three-month periods ended June 30, 2008 and March 31, 2008:

	For the three months ended
	June 30, 2008 over March 31, 2008
	Volume	Rate	Total
	(Unaudited)
Interest income:
Federal funds sold	$(26)	$(12)	$(38)
Deposits with other financial instituions	(16)	2	(14)
Investments	(3)	34	31
Loans	206	(49)	157
Net increase (decrease)	161	(25)	136

Interest expense:
Interest bearing demand	1	(1)	—
Savings and money market	12	(14)	(2)
Certificates of deposit	29	(19)	10
FHLB advances	—	2	2
Net increase (decrease)	42	(32)	10
Total net increase (decrease)	$119	$7	$126

A review of the above tables shows that the overall increase in net interest income of approximately $126,000 between the two consecutive quarters ending at June 30, 2008 is the result of several factors.

Among the most significant factors is the overall growth in average earning assets, up approximately $7.7 million or 19.2% between March 31, 2008 and June 30, 2008, coupled with the change in the mix of interest-earning assets from federal funds sold to loans.  The percentage of average loan dollars outstanding, as a percentage of interest-earning assets grew from 28.9% percent as of December 31, 2007 to 58.6% as of March 31, 2008, and to 75.2% as of June 30, 2008.   This movement in the utilization of funds, coupled with the overall growth in assets, resulted in the increase of interest income due to volume increases of approximately $161,000, more than fully offsetting the result of the general market interest rate decline of approximately $25,000, leaving the total interest income increase at $136,000.  While general interest rates declined only 25 basis points during the second quarter of 2008, the shift toward higher yielding loans from lower yielding assets (although softened by the lower initial interest rates on new loans) resulted in a 24 basis point increase in average weighted yield on average interest-bearing assets.  The average weighted yield on average-interest bearing assets also benefited from aforementioned dividend income.

Interest expenses increased by only $10,000, with the increase in balances outstanding on interest-bearing liabilities being significantly offset by the savings available on repricing due to overall declining rates.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, the resulting interest rate spread and the net interest margin for the six months periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	(Dollars in thousands)
	Six months ended June 30, 2008
			Weighted
		Interest	Average
	Average	Income/	Rate
	Balance	Expense	Earned/Paid
Interest-earning assests
Federal funds sold
Deposits with other financial instituions	$5,611	$79	2.83%
Investments	1,523	37	4.89%
Loans(1)	7,001	210	6.03%
Total interest-earning assets	29,554	930	6.33%
Non-interest-earning assets	43,689	1,256	5.78%
Total assets	3,874
	$47,563

Interest-bearing liabilities:
Demand	$965	$1	0.13%
Savings and money market	4,339	50	2.32%
Certificates of deposit	12,191	217	3.58%
FHLB advances	99	2	4.38%
Total interest-bearing liabilities	17,594	270	3.08%
Non-interest-bearing demand deposits	9,175
Total funding sources	26,769		2.03%
Non-interest-bearing liabilities	343
Shareholders’ equity	20,451
Total liabilities and shareholders’ equity	$47,563

Excess of interest-earning assets over funding sources	$16,920
Net interest income		$986
Net interest rate spread			2.70%
Net interest margin			4.54%

(1)          The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.  Loan costs net of amortized fees included in total net income were approximately $25,000 for the six-month period ended June 30, 2008.

No comparison can be made to a corresponding or consecutive six-month period as none presently exists.

Provision for Loan Losses

The Company made provisions for loan losses of $163,000 for the three-month period ended June 30, 2008, compared to $166,000 for the previous three-month period ended March 31, 2008.  These provisions were determined based upon the periodic credit review of the loan portfolio, consideration of past loan loss experience, current and predicted economic conditions, and other pertinent factors.  For further analysis of the adequacy of the loan loss reserve, see Asset Quality and Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the three-month period ended June 30, 2008 and March 31, 2008 was negligible.

Non-Interest Expense

The following table sets forth changes for the two consecutive three-month periods ending June 30, 2008 and March 31, 2008, allowing comparisons between these two initial quarters:

	For the three months ended
	June, 30,	March 31,
	2008	2008
	(dollars in thousands)		Variance
	(Unaudited)		Dollars	Percent
Compensation and benefits	$970	$948	$22	2.3%
Occupancy and equipment	163	158	5	3.2%
Technology and communication	125	125	—	0.0%
Professional and administrative expenses	158	106	52	49.1%
Other non-interest expenses	139	107	32	29.9%
Total non-interest expenses	$1,555	$1,444	$111	7.7%

The increase in expense between the first and second quarters of 2008 can be primarily attributed to the following:

•                  Cost associated with annual reporting to shareholders and regulators of approximately $40,000

•                  Discretionary marketing expenditures for business development purposes of approximately $36,000

•                  Increases in cost associated with workers’ compensation insurance and accruals to reflect certain employee benefit programs, each accounting for about $15,000, but offset by savings from delays in planned staff expansion

FINANCIAL CONDITION

The Company’s increase in total assets level to $60.1 million as of June 30, 2008 represents over a 53% increase, or approximately $20.7 million, from the total assets level of $39.4 million as of December 31, 2007.  The growth is centered in loans, which were funded primarily by locally generated deposits.

Loans

Total gross loans as of June 30, 2008 increased by approximately $24.2 million over December 31, 2007.   Although outstanding loan balances increased in all categories, most of the monetary growth occurred in real estate loans, where the total grew by more than $13.8 million or 149%.

The table below sets forth the changes from December 31, 2007 to June 30, 2008 in the composition of the loan portfolio:

Loan Classifications:

(dollars in thousands)	June 30,	December 31,	Variance
(unaudited)	2008	2007	Dollars	Percent
Commercial loans	$16,376	$7,855	$8,521	108.48%
Real estate loans	23,044	9,243	13,801	149.31%
Other loans	2,921	1,024	1,897	185.25%
Total loans	42,341	18,122	24,219	133.64%
Add: purchase premium	45	50	(5)
Add: Unamortized costs	65	40	25
Less: Deferred fees	(84)	(13)	(71)
Less = Allowance for loan losses	(598)	(269)	(329)
Net loans	$41,769	$17,930	$23,839	132.96%

Of the Bank’s total loans outstanding as of June 30, 2008, 21.6% were due in one year or less, 37.1% were due in one to five years, and 41.3% were due after five years.  As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank.  Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of June 30, 2008

(Unaudited)

	Maturing
	Within One	One to Five	After Five
	Year	Years	Year	Total
	(dollars in thousands)

Commercial	$8,827	$5,549	$2,000	$16,376
Real estate	—	9,219	13,825	23,044
Other loans	301	927	1,693	2,921
Total	$9,128	$15,695	$17,518	$42,341

Loans with pre-determined interest rates	$300	$9,338	$2,481	$12,119
Loans with floating or adjustable rates	8,828	6,357	15,037	30,222
Total	$9,128	$15,695	$17,518	$42,341

Of the gross loan dollars outstanding as of June 30, 2008, approximately 71% had adjustable rates.  Most of the adjustable rate loans generally have interest rates tied to the prime rate (56% of the total adjustable rate loan dollars outstanding) and would adjust with changes in the rate on a daily basis. The balance of the adjustable rate loans are tied to other indices subject to periodic adjustment prior to the contract maturity.

Commercial Loans.  The Bank offers a variety of commercial loans, including secured and unsecured term and revolving lines of credit, equipment loans and accounts receivable loans.  As of June 30, 2008, approximately 87% of the commercial loans had adjustable rates.  The Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable.  Should the borrower default and the Bank forecloses on the assets, we may not be able to recover the full amount of the loan.

Real Estate Loans.  The Bank’s real estate loans are secured primarily by commercial property, including a significant percentage in multi-family complexes.   Approximately 77% of the real estate loans are adjustable periodically during the term of the loan.  Approximately 60% of the real estate loans have a remaining maturity between five and ten years.  As of June 30, 2008, the weighted average ratio of the original loan extension to the underlying value of the property was approximately 49% with weighted average debt service coverage of 1.36.  No individual loan to value ratio exceeded 70%.

Other Loans.  The Bank offers other types of loans, including home equity lines of credit.  Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 80% of the appraised value of the borrower’s property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into or may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers.  Since inception through March 31, 2008, these have been limited to undisbursed commitments to extend credit to both businesses and individuals.  During the second quarter of 2008, the Bank issued several letters of credit for the first time, totaling $70,000.  All commitments noted above were associated with loans and were therefore subject to the same credit underwriting policies and practices as other on-balance sheet obligations.  When deemed advisable, the Bank obtains collateral to support such commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract.  Commitments generally have fixed expiration dates or other termination clauses, which may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. There was $11.9 million in undisbursed loan commitments as of June 30, 2008, an increase of $4.6 million or 62.7% from the December 31, 2007 figure of $7.3 million.

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

The Bank had no non-performing assets as of June 30, 2008 or as of December 31, 2007.

Deposits

Deposits are the Bank’s primary source of funds.  The following table sets forth the amount of deposits outstanding by category at June 30, 2008 and December 31, 2007, and the net changes between the two periods.

(dollars in thousands)	June 30,	December 31,	Variance
(unaudited)	2008	2007	Dollars	Percent
Deposit Classifications:
Noninterest bearing deposits	$12,290	$5,395	$6,895	127.80%
Interest bearing demand	1,395	1,143	252	22.05%
Savings and money market	6,144	4,244	1,900	44.77%
Certificate of deposit $100,000 and over	10,799	6,190	4,609	74.46%
Certificate of deposit less than $100,000	4,099	890	3,209	360.56%
Total deposits	$34,727	$17,862	$16,865	94.42%

As of June 30, 2008, 35.4% of the Company’s deposits were non-interest-bearing demand deposits, a slight increase from December 31, 2007 at 30.2%.  At December 31, 2007, we had no brokered funds on deposit.  At June 30, 2008, the Bank held approximately $1.0 million in brokered funds. All other funds have been placed with the Bank by local depositors at competitive rates within the Bank’s marketing area.

The Analysis of Net Interest Income, found within this document, summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Bank’s two consecutive full quarters ended June 30, 2008 and for the six-month period ended June 30, 2008.

The following table shows the maturity of all of the Bank’s time deposits as of June 30, 2008:

Maturities	Amounts
(unaudited)	(in thousands)
Three months or less	$6,690
Over three and through twelve months	8,208
Over twelve months	—
Total	$14,898

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

The calculation of the adequacy of the ALLL necessarily includes estimates by management applied to known loan portfolio elements.  We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio.  The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free.  Modest, average and acceptable risk loans are assigned point values of “3”, “4”, and “5”, respectively.  Loans on the watch list are assigned a point value of “6.”   Point values of “7,” “8,” “9” and “10” are assigned, respectively, to loans classified as special mention, substandard, doubtful and loss. Using these risk factors, management continues the analysis of the general reserves applying quantitative factors based upon different risk scenarios. As of December 31, 2007, the weighted average risk rating for the Bank’s loan portfolio was 4.56, indicating an overall risk rating midway between average and acceptable.  As of June 30, 2008, the weighted average risk rating for the Bank’s loan portfolio was 4.43, once again indicating an overall risk rating midway between average and acceptable.

In addition, management considers other trends that are qualitative relative to our marketplace, demographic trends, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.

Regulatory Capital

During the second quarter of 2008, the Company entered into a Stock Purchase Agreement with Carpenter Fund Manager GP, LLC, the General Partner of the Carpenter Community BancFund, pursuant to which the Fund agreed to purchase 1,500,000 shares of Manhattan Bancorp’s common stock at $10.00 per share for an aggregate purchase of $15 million.  The agreement specifies that the purchase will occur in two separate closings.  The first closing, which occurred in June, 2008 and was equivalent to 4.9% of the Company’s post closing outstanding stock, resulted in the infusion of $1,281,750.   Funds totaling $1.0 million was subsequently transferred to the Bank.  The second and final close is anticipated to occur prior to the end of 2008, subject to receipt of all required regulatory approvals and certain other conditions precedent to closing.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of June 30, 2008, the Company and the Bank exceeded all applicable capital adequacy requirements.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of June 30, 2008:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$21,041	42.4%	$3,970	8%	$4,962	10%
Tier 1 Capital (risk-weighted assets)	$20,415	41.1%	$1,985	4%	$2,977	6%
Tier 1 Capital (average assets)	$20,415	39.7%	$2,056	4%	$2,570	5%

Bank
Total Capital (risk-weighted assets)	$20,409	41.1%	$3,970	8%	$4,962	10%
Tier 1 Capital (risk-weighted assets)	$19,783	39.9%	$1,985	4%	$2,977	6%
Tier 1 Capital (average assets)	$19,783	38.5%	$2,056	4%	$2,570	5%

Liquidity and Liquidity Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals, fund loan commitments, and to meet other commitments on a timely and cost effective basis.  The acquisition of deposits is our primary source of funds.  This relatively stable and low-cost source of funds has, along with the initial balances in stockholder’s equity, provided substantially all of the funding since the Bank’s inception.

We also have liquidity as a net seller of overnight federal funds at a level that would cushion in part any unexpected increase in demand for loans or decrease in funds deposited.  During the three-month period ended March 31, 2008, we had an average balance of $7.2 million in overnight federal funds sold representing approximately 16% of our average assets. During the three-month period ended June 30, 2008, we had an average balance of $4.0 million in overnight federal funds sold representing approximately 8% of our average assets.  Both ratios are far above the minimum guideline of 3% established in the Bank’s liquidity policy.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities.  As of December 31, 2007, liquid assets (including cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral), as a percentage of the Company’s deposits, was 98.0%.  As of June 30, 2008, liquid assets as a percentage of the Company’s deposits, although declining, remain acceptable at 27.3%.

While liquidity was not a major concern in 2007, management has established and is seeking to establish secondary sources of liquidity.  As of June 30, 2008, the Bank maintains lines of credit totaling $5 million with two correspondent banks for the purchase of overnight federal funds.  The lines are subject to availability of funds and have restrictions as to the number of days used during defined periods of time.  Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits acquired with deposit brokers, but also deposits bearing interest rates far above the local market rates), typically attracting large certificates of deposits at high interest rates.  The Bank has not utilized its overnight federal funds facilities since it began operations. The Bank had a nominal amount of “brokered deposits” as of June 30, 2008 of approximately $1.0 million or about 3% of total deposits.

The Bank has established a credit line with the Federal Home Loan Bank of San Francisco and has outstanding as of June 30, 2008 a five-year fixed rate advance of $4.5 million at 4.38%.

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

The results of the model’s simulations on the potential loss of net interest income as of June 30, 2008 reflect the following:

Earnings at Risk
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Net Interest
(in basis points)	Guideline	Income
-300	-15%	-8.5%
-200	-10%	-5.6%
-100	-5%	-2.7%
+100	-5%	2.5%
+200	-10%	5.1%
+300	-15%	7.6%

The method employed in rate shocking the earnings at risk was “ramping”, (i.e. changing the indicated rate movement gradually over a 12 month horizon).  Based upon the model simulation as of June 30, 2008, the Bank’s interest rate risk exposure as measured by rate movement on net interest income is within policy guidelines.

The results of the model’s simulations on the potential loss of the Company’s equity as of June 30, 2008 reflect the following:

Market Value of Equity
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Market
(in basis points)	Guideline	Value of Equity
-300	-30%	7.0%
-200	-20%	6.4%
-100	-10%	3.1%
+100	-10%	-3.0%
+200	-20%	-6.0%
+300	-30%	-8.7%

The method employed in rate shocking the market value of equity is referred to as “regulatory shock” i.e. changing the indicated rates instantaneously.  Based upon the model simulation as of June 30, 2008, the Bank interest rate exposure as measured by rate movement on the market value of the Bank’s equity is within policy guidelines.

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

During the quarter ended June 30, 2008, there were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

The Company is not a party to any legal proceedings.

Item 1A. – Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this item as a part of the Form 10-Q.

Item 2 –Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults upon Senior Securities

Not Applicable.

Item 4 – Submission of Matters to the Vote of Security Holders

The following items were submitted to the security holders for approval at the annual meeting held April 22, 2008:

1.               Election of Directors.  The election of eight (8) persons to the Board of Directors to serve until the 2009 Annual Meeting of Shareholders and until their successors are elected or have qualified.  The following persons were elected on the following votes:

Directors

Name	Votes For	Votes Withheld	% Voted For
Chris W. Caras, Jr.	1,869,488	7,500	99.60%
Harry W. Chenoweth	1,869,488	7,500	99.60%
Patrick E. Greene	1,869,488	7,500	99.60%
Christopher J. Growney	1,869,488	7,500	99.60%
Larry S. Murphy	1,869,488	7,500	99.60%
Kyle A. Ransford	1,869,488	7,500	99.60%
Jeffrey M. Watson	1,869,488	7,500	99.60%
Stephen P. Yost	1,869,488	7,500	99.60%

2.               Ratification of Independent Accountant.  The ratification of Vavrinek, Trine, Day & Co. LLP as the Company’s independent accountants for the 2009 fiscal year:

Votes For	Votes Against	Votes Abstaining	% Voted For	Broker Non-Votes
1,859,488	0	10,000	99.47%	0

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit Number	Index to Exhibits	Page
11	Statement Regarding Computation of Net Income (Loss) per Share	(1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	32

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	33

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35

(1)      The information required by this exhibit is incorporated by reference to Note 10 to the Company’s financial statements included herein.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP

Date:	August 13, 2008	/s/ Jeffrey M. Watson
Jeffrey M. Watson
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2008	/s/ Dean Fletcher
Dean Fletcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)