Form 10-Q
period 2008-09-30
Manhattan Bancorp
filed 2008-11-13
CIK 1387632

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 5, 2008, there were 2,615,806 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Item 1 – Financial Information

Manhattan Bancorp and Subsidiary

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$764,466	$398,333
Federal funds sold	5,715,000	8,565,000
Total cash and cash equivalents	6,479,466	8,963,333
Time deposits-other financial institutions	6,594,000	2,386,000
Investments securities-available for sale	6,599,005	6,148,695
Investments securities-held to maturity	989,714	987,275

Loans	48,693,920	18,198,570
Allowance for loan losses	(700,000)	(269,000)
Net loans	47,993,920	17,929,570

Property and equipment, net	1,419,870	1,581,811
Stock in other financial institutions	1,232,150	1,048,500
Accrued interest receivable and other assets	497,631	321,550

Total assets	$71,805,756	$39,366,734

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$13,123,976	$5,395,028
Interest bearing:
Demand	1,596,449	1,143,269
Savings and money market	9,034,521	4,244,393
Certificates of deposit equal to or greater than $100,000	18,441,928	6,190,200
Certificates of deposit less than $100,000	4,877,624	889,429
Total deposits	47,074,498	17,862,319
FHLB advances	4,500,000	—
Accrued interest payable and other liabilities	564,395	315,481
Total liabilities	52,138,893	18,177,800

Commitments and contingencies	—	—

Stockholders’ equity
Serial preferred stock-no par value; 10,000,000 shares authorized; none outstanding in 2008 and 2007	—	—
Common stock-no par value; 10,000,000 shares authorized; issued and outstanding, 2,615,806 at September 30, 2008 and 2,487,631 at December 31, 2007	25,344,709	24,078,828
Additional paid in capital	778,457	266,908
Unrealized gain on available-for-sale securities	76,852	58,158
Accumulated deficit	(6,533,155)	(3,214,960)

Total stockholders’ equity	19,666,863	21,188,934

Total liabilities and stockholders’ equity	$71,805,756	$39,366,734

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the	For the	For the	For the
	three-month	three-month	nine-month	initial operating
	period ended	period ended	period ended	period ended
	September 30, 2008	June 30, 2008	September 30, 2008	September 30, 2007
Interest income
Interest and fees on loans	$702,348	$543,551	$1,632,554	$21,024
Interest on investment securities	91,170	120,485	301,093	—
Interest on federal funds sold	86,244	20,319	164,941	136,854
Interest on time deposits-other financial institutions	28,828	11,544	65,911	—

Total interest income	908,590	695,899	2,164,499	157,878

Interest expense
NOW, money market and savings	32,780	24,212	83,089	3,952
Time deposits	226,946	113,246	444,060	11,355
FHLB advances	50,377	2,190	52,567	—

Total interest expense	310,103	139,648	579,716	15,307

Net interest income	598,487	556,251	1,584,783	142,571

Provision for loan losses	102,000	163,000	431,000	102,000

Net interest income after provision for loan losses	496,487	393,251	1,153,783	40,571

Non-interest income	18,033	10,648	41,582	69

Non-interest expense
Compensation and benefits	963,767	969,914	2,881,714	759,434
Occupancy and equipment	174,233	163,491	495,398	70,838
Technology and communication	134,490	125,111	384,433	32,572
Professional and administrative expenses	106,663	158,172	370,868	18,037
Other non-interest expenses	133,839	138,573	379,547	88,940

Total non-interest expenses	1,512,992	1,555,261	4,511,960	969,821

Loss before income taxes	(998,472)	(1,151,362)	(3,316,595)	(929,181)

Provision for income taxes	—	1,600	1,600	800

Net loss	$(998,472)	$(1,152,962)	$(3,318,195)	$(929,981)

Weighted average number of shares outstanding (basic and diluted)	2,615,806	2,517,210	2,540,491	1,451,052

Basic and diluted loss per share	$(0.38)	$(0.46)	$(1.31)	$(0.64)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Stockholders’ Equity

September 30, 2008 and 2007

(Unaudited)

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Comprehensive	Accumulated	Comprehensive
(Unaudited)	Shares	Amount	Capital	Loss	Deficit	Loss	Total
Balance at December 31, 2006	42,500	425,000	$—	$—	(269,392)	$—	155,608
Issuance of common stock to founders	2,500	25,000					25,000
Organizational expenses				—	(732,544)		(732,544)
Net loss				—	(929,981)		(929,981)
Total comprehensive loss				$—
Balance at September 30, 2007	45,000	$450,000	$—		$(1,931,917)	$—	$(1,481,917)

Balance at December 31, 2007	2,487,631	$24,078,828	$266,908	$—	$(3,214,960)	$58,158	$21,188,934
Issuance of common stock in private placement	128,175	$1,265,881					$1,265,881
Share-based compensation expense			511,549				511,549
Unrealized gain on investment securities				18,694	—	18,694	18,694
Net loss				(3,318,195)	(3,318,195)		(3,318,195)
Total comprehensive loss				$(3,299,501)
Balance at September 30, 2008	2,615,806	$25,344,709	$778,457		$(6,533,155)	$76,852	$19,666,863

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	nine-month	initial operating
	period ended	period ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net loss including organizational expenses in ‘date of inception’ presentation	$(3,318,195)	$(929,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Depreciation and amortization	224,314	41,337
Provision for loan losses	431,000	102,000
Share-based compensation	511,549	73,307
(Increase) in accrued interest receivable and other assets	(190,671)	(387,735)
Increase in accrued interest payable and other liabilities	248,914	257,185

Net cash used in operating activities	(2,093,089)	(843,887)

Cash flows from investing activities
Net (increase) in loans	(30,495,350)	(4,813,098)
Increase in time deposits - other financial institutions	(4,208,000)	—
Proceeds from repayment and maturities from investment securities	568,347	—
Purchase of investments	(987,812)
Purchase of stock in other financial institutions	(183,650)	(1,025,000)
Purchase of premises and equipment	(62,373)	(1,416,343)

Net cash used in investing activities	(35,368,838)	(7,254,441)

Cash flows from financing activities
Net increase (decrease) in:
Demand deposits	7,728,948	2,189,913
Interest bearing demand deposits	453,180	38,882
Savings and money market deposits	4,790,128	2,007,736
Certificates of deposit equal to or greater than $100,000	12,251,728	2,523,082
Certificates of deposit less than $100,000	3,988,195	671,085
Organizational expenses		(732,544)
Increase from borrowings	4,500,000	—
Net proceeds from issuance of common stock	1,265,881	23,653,828

Net cash provided by financing activities	34,978,060	30,351,982

Net (decrease) increase in cash and cash equivalents	(2,483,867)	22,253,654

Cash and cash equivalents at beginning of period	8,963,333	206,423

Cash and cash equivalents at end of period	$6,479,466	$22,460,077

Supplementary information

Interest paid on deposits	$511,713	$11,023

Income taxes paid	$1,600	$800

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 1.   CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Manhattan Bancorp (the “Bancorp”) and its wholly-owned subsidiary, Bank of Manhattan, N.A. (the “Bank”), together referred to as the “Company” have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein.  In the opinion of Management, all adjustments considered necessary for a fair presentation of results for the interim periods presented have been included.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2007 Annual Report on Form 10-K as amended.

The condensed consolidated financial statements include accounts of the Bancorp and its wholly-owned financial subsidiary, Bank of Manhattan, N.A.    For the period from June 19, 2006 (inception) to August 15, 2007, the Bancorp was in a development stage, engaging in the preparation of applications for regulatory approvals, raising capital, financial planning, systems development, acquisition of equipment and facilities, as well as recruiting activities.  When the Bank commenced its operations, the Bancorp officially became a bank holding company.  All net expenses, which were incurred during the period from June 19, 2006 through August 15, 2007, were pre-opening expenses and are reported in the statement of stockholders’ equity to facilitate the financial presentation of the Company.  The Consolidated Statement of Operations included in the report provides no comparable statement for the three-month periods ended June 30, 2008, the three-month period ended September 30, 2008, or the nine-month period ended September 30, 2008, as the Company’s operations did not commence until August 15, 2007.   However, a statement of operations has been included covering the period from August 15, 2007 through the end of September 30, 2007, a period of 46 days.

The preparation of consolidated condensed financial statements in conformity with the accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from these estimates. All material intercompany accounts and transactions have been eliminated.

Certain amounts in prior presentations have been reclassified to conform to the current presentation.  These reclassifications had no effect on shareholders’ equity, net loss or loss per share amounts.

Note 2.   RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of FIN No. 48 as of January 1, 2007 did not impact the Company’s financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP’) FAS 157-1, “Application of FASB Statement No. 17 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.”  FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company does not expect the implementation of FSP-157-1 to have a material impact on its financial position, results of operations, or cash flows.  Additionally, in accordance with FSP 157-2, the Company will delay the application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009 and does not expect the application to have a material effect on the Company’s financial position, results of operations, or cash flows.

BUSINESS COMBINATIONS:  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141 (R)”) and SFAS No.160, “Accounting and Reporting of Noncontrolliing Interest in Consolidated Statements, an Amendment of ARB No. 51” (“FASB 160”).  SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008.  This will be effective for the Company for the calendar year beginning

January 1, 2009.  SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively.  The Company does not currently have any business combinations scheduled and the Company’s only consolidated subsidiary is wholly owned by the Company.  Management, therefore, does not anticipate any impact on the Company’s financial condition or results of operations from the adoption of these accounting pronouncements.

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:  In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principals to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The FASB issued SFAS No. 162 because the current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement of Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” is directed to the auditor and not the entity, is complex, and ranks FASB Statements of Financial Concepts below industry practices that are widely recognized as generally accepted but that are not subject to due process.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not anticipate the adoption of SFAS No. 162 to have a material impact of its financial position, results of operations, or cash flows.

Note 3.   INTEREST-EARNING ASSETS WITH OTHER
FINANCIAL INSTITUTIONS

At September 30, 2008, the Company had interest-earning deposits with other financial institutions of $6.6 million, with a weighted average yield of 2.84%, and an average weighted remaining life of approximately two and one-half months.

Note 4.   INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of September 30, 2008 and December 31, 2007.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2008
Available-for-sale securities:
U.S. government and agency securities	$1,230	$5	$—	$1,235
Mortgage-backed securities	5,292	72	—	5,364
Total available-for-sale securities	$6,522	$77	$—	$6,599

Held-to-maturity securities:
State and municipal securities	$990	$—	$—	$990

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2007
Available-for-sale securities:
U.S. government and agency securities	$1,230	$19	$—	$1,249
Mortgage-backed securities	4,861	39	—	4,900
Total available-for-sale securities	$6,091	$58	$—	$6,149

Held-to-maturity securities:
State and municipal securities	$987	$4	$2	$989

The fair value of these securities is based upon quoted market prices unless otherwise indicated in Note 7, “Fair Value – Adoption of SFAS No. 157”. There were no realized gains or losses for the nine-month period ended September 30, 2008. The net unrealized gain on available-for-sale securities included in accumulated other comprehensive income was approximately $19,000 for the nine-month period ended September 30, 2008. There is no comparable figure for the comparable nine-month period of 2007. No securities were pledged as December 31, 2007. However, available-for-sale securities with an amortized cost of approximately $6.0 million (fair value of approximately $6.1 million) were pledged as collateral for Federal Home Loan Bank advances as of September 30, 2008.

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

At September 30, 2008, the Company had no securities with unrealized losses that were in a continual loss position.

Any intra-period decline in market values were attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold all of its investments until a recovery of fair value, which may be at maturity, the Company considers none of its investments to be temporarily impaired at September 30, 2008.

The amortized cost, estimated fair value and average yield of debt securities at September 30, 2008 are shown below. In the case of available-for-sale securities, the average yields are based on effective rates of book balances at year end. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost. Mortgage-backed securities are classified in accordance with estimated lives. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations.

	Available-for-Sale Securities			Held-to Maturity Securities
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
	(dollars in thousands)
Due in One Year or Less	$613	$620	5.16%	$—	$—
Due from One Year to Five Years	2,500	2,530	5.16%	990	990	4.86%
Due from Five Years to Ten Years	2,478	2,502	5.66%
Due after Ten Years	931	947	5.22%
	$6,522	$6,599	5.36%	$990	$990	4.86%

Note 5.   LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	September 30, 2008		December 31, 2007
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Commercial loans	$18,442	37.8%	$7,876	43.3%
Real estate loans	26,526	54.5%	9,293	51.1%
Other loans	3,726	7.7%	1,030	5.6%
Total loans, including net loan costs	48,694	100.0%	18,199	100.0%
Less : allowance for loan losses	(700)		(269)
Net loans	$47,994		$17,930

The Company has had no impaired or non-accrual loans since it commenced business. There were no loans past due 90 days or more in either interest or principal as of September 30, 2008 and December 31, 2007.

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

	For the Three	For the Three	For the Three	For the Three
	Month Period	Month Period	Month Period	Month Period
	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2007
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Allowance balance at beginning of period	$598	$435	$269	$102
Additions to the allowance charged to expense	102	163	166	167
Recoveries	—	—	—	—
	700	598	435	269
Less loans charged-off	—	—	—	—

Allowance balance at end of period	$700	$598	$435	$269

Note 6.   STOCK-BASED COMPENSATION

During the nine-month period ended September 30, 2008, the Company recorded approximately $512,000 of stock-based compensation expense. At September 30, 2008, unrecorded compensation expense related to non-vested stock option grants totaled approximately $1.3 million and is expected to be recognized as follows:

Stock Option
Compensation
Expense
(in thousands)
Remainder of 2008	$176
2009	692
2010	444
2011	22
Total	$1,334

The Company uses the Black-Scholes option valuation model to determine the fair value of options. The Company utilizes assumptions on expected life, risk-free rate, expected volatility and dividend yield to determine such values. If grants were to occur, the Company would estimate the life of the options by calculating the average of the vesting period and the contractual life. The risk-free rate would be based upon treasury instruments in effect at the time of the grant whose terms are consistent with the expected life of the Company’s stock options. Expected volatility would be based on historical volatility of other financial institutions within the Company’s operating area as the Company has limited market history.

The following table summarizes the weighted average assumptions utilized for stock options granted for the period presented:

Nine Months
Ended
September 30, 2008
Risk-free rate	3.32%
Expected Dividend Yield	0.00%
Expected term	6 years
Expected volatility	36.27%

The following table provides a summary of the aggregate intrinsic value of options outstanding and exercisable as well as options granted, exercised, and forfeited during the year to date period ended September 30, 2008 and September 30, 2007:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
2008
Outstanding at December 31, 2007	531,770	$9.99
Granted	53,550	$8.68
Exercised	—	—
Expired	—	—
Forfeited	39,114	$9.99
Outstanding at September 30, 2008	546,206	$9.85	8.97	$22,625
Options exercisable at September 30, 2008	157,796	$10.00	8.88	$—

2007
Outstanding at December 31, 2006	—	$—
Granted	512,670	$10.00
Exercised	—	—
Expired	—	—
Forfeited	—	$—
Outstanding at September 30, 2007	512,670	$10.00	9.88	$256,335
Options exercisable at September 30, 2007	—	$—	—	$—

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

The following table summarizes the Company’s assets and liabilities, if any, which were measured at fair value on a recurring basis during the period, with dollars reported in thousands:

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description of Assets/Liabiltity	2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$6,599	$—	$6,599	$—

Available-for-sale securities are valued based upon inputs derived principally from observable market data. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Note 8.   OTHER BORROWINGS

At September 30, 2008, the Company had a collateralized line of credit with the Federal Home Loan Bank (“FHLB”) totaling $5.7 million against which it had outstanding $4.5 million consisting of a FHLB five-year fixed rate advance at 4.38% maturing on June 27, 2013.

Note 9.   EARNINGS (LOSS) PER SHARE

The Company follows SFAS No. 128, “Earnings per Share”. Basic earnings (loss) per share represents income available (loss reported) to common stock divided by the weighted average number of common shares outstanding during the period reported on the Statement of Operations. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding for any periods reported on the Statement of Operations.

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

The Company

Manhattan Bancorp (“Bancorp”) is a bank holding company, which was incorporated in August 2006 in order to acquire Bank of Manhattan, N.A. (the “Bank”), a de novo bank which was acquired on August 14, 2007.  The Bank is a nationally-chartered banking association which was organized under the laws of the United States on August 15, 2007.  The Bancorp operates exclusively through the Bank, and the capital stock of the Bank is its principal asset.  The Bank is located in El Segundo, California and as of September 30, 2008 had $72 million in assets, $48 million in net loans receivable and $48 million in deposits.  Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “we” or “us” refer to the Bancorp and its consolidated subsidiary, the Bank.

Earnings and Financial Condition Overview

It is customary to compare current quarter and year-to-date results with the corresponding periods in the prior year for earnings presentations.  As the Company did not commence business until August 15, 2007, there are no corresponding figures for the first three full quarters of 2007.  To facilitate a better understanding of the Company’s financial position and the results of its operations, comparisons are being made to the prior three-month period ended June 30, 2008, where appropriate.

For the three-months ended September 30, 2008, the Company recorded a loss of $998,000 or $0.38 per basic share.   Comparing the Company’s second quarter loss of $1,153,000 or $0.46 per basic share with the current operating quarter reflects an approximate 13.4% reduction in the reported quarterly losses. Loan growth continued to remain solid although at a reduced level from previous quarters. Due to the deterioration in the general economy, the Company was cautious in granting new credit extensions. The quality of the loan portfolio, coupled with a reduction in the net growth in loans, permitted the Company to expense $102,000 as the amount necessary to maintain the allowance for loan losses at acceptable levels.  Despite the effects of the declining general interest rate environment, the Company was able to reduce its operating loss with improvements in net interest income, a reduction in the amount of its loan loss provision while maintaining its adequacy, and the control of its operating costs.

Net interest income after provision for loan losses for the three-month period ended September 30, 2008 was approximately $496,000, an increase of approximately $103,000 over the prior three-month period.  This 8% improvement in net interest income was primarily due to an increase in interest income, up approximately $213,000 or 31% for the three-month period ended September 30, 2008 over the previous three-month period ended June 30, 2008.  However, due to the infusion of some short-term interest-bearing deposits, interest expense increased by approximately $170,000, or 122%, during the three-month period ended September 30, 2008 over the comparable three-month period ended June 30, 2008, offsetting much of the improvement from increased earning assets.  The required provision for loan loss for the three-month period ending September 30, 2008 of $102,000, a reduction of approximately $61,000, increased the consecutive three-month period net interest income after provision to approximately $103,000, a 26% improvement from June 30, 2008.

Non-interest expense decreased approximately $42,000 from approximately $1.555 million in the three-month period ended June 30, 2008 to approximately $1.513 million in the three-month period ended September 30, 2008.

As of September 30, 2008, total assets were approximately $71.8 million.  This represents an increase of approximately $32.4 million or 82.4% over the amount reported as of December 31, 2007.  The growth in total assets can be attributed to an increase of approximately $30.5 million in gross loan balances or 167.6% from the approximately $18.2 million reported as of December 31, 2007.

Funding for the loan growth was obtained primarily from deposit growth and advances from the Federal Home Loan Bank, coupled with reductions in federal funds sold.  At September 30, 2008, total deposits were approximately $47.1 million compared with the balance of approximately $17.9 million as of December 31, 2007.  This represents an approximate $29.2 million increase or 163.5%. A five-year fixed rate Federal Home Loan Bank advance of $4.5 million not present as of December 31, 2007 also provided funding for loan increases. Reduction in federal funds sold of approximately $2.9 million provided the other source of loan funding.

The following table provides selected financial data that highlights the Company’s financial performance for each of the four full quarters that it has been in operation:

	For the three months ended
	9/30/2008	6/30/2008	3/31/2008	12/31/2007
	(Unaudited)
Statements of Operations:
Interest income	$909	$696	$560	$453
Interest expense	310	140	130	86

Net interest income	599	556	430	367
Provision for loan losses	102	163	166	167

Net interest income after provision for loan losses	497	393	264	200

Non-interest income	18	11	13	1
Non-interest expense	1,513	1,557	1,444	1,484

Net loss from operations	$(998)	$(1,153)	$(1,167)	$(1,283)

Per Share and Other Data:
Basic and diluted loss per share	$(0.38)	$(0.46)	$(0.47)	$(0.52)
Book value as of period end	$7.52	$7.80	$8.17	$8.52
Weighted average shares outstanding-basic and diluted	2,616	2,517	2,487	2,487

Balance Sheet Data:
Investments and fed funds sold	$19,898	$13,760	$12,915	$18,087
Loans, net	$47,994	$41,769	$31,758	$17,930
Assets	$71,806	$60,067	$48,526	$39,367
Deposits	$47,074	$34,727	$27,861	$17,862
Shareholders’ equity	$19,667	$20,393	$20,314	$21,189

Selected Financial Ratios
Net loss as a percentage of average assets	-5.07%	-8.92%	-10.73%	-14.46%
Net loss as a percentage of average equity	-19.85%	-22.84%	-22.54%	-23.39%
Dividend payout ratio	—	—	—	—
Equity to asset ratio	27.39%	33.95%	41.86%	53.82%
Net interest margin	3.21%	4.71%	4.34%	4.56%

Credit Quality
Allowance for loan losses	$700	$598	$435	$269
Allowance /total loans	1.44%	1.41%	1.35%	1.48%
Non-performing loans	$—	$—	$—	$—
Net (recoveries)/ charge-offs	$—	$—	$—	$—

RESULTS OF OPERATIONS

Net Interest Income

To facilitate a better understanding of the Company’s financial position and the results of its operations, comparisons are made to the prior three-month period ended June 30, 2008.

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

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended
	September 30,	June 30,	Percent
	2008	2008	Change
	(Unaudited)
	(Dollars in thousands)
Interest income	$909	$696	30.60%
Interest expense	310	140	121.43%
Net interest income before provision for loan losses	$599	$556	7.73%
Net interest margin	3.21%	4.71%	-31.86%

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, the resulting interest rate spread, and the net interest margin for the two consecutive three-month periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	(Dollars in thousands)
	Three months ended September 30, 2008			Three months ended June 30, 2008
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
Interest-earning assets:
Federal funds sold	$17,528	$86	1.95%	$4,013	$20	2.00%
Deposits with other financial instituions	3,813	29	3.03%	868	12	5.56%
Investments	7,051	91	5.13%	6,888	120	7.01%
Loans(1)	45,820	703	6.10%	35,745	544	6.12%
Total interest-earning assets	74,212	909	4.87%	47,514	696	5.89%
Non-interest-earning assets	4,096			3,892
Total assets	$78,308			$51,406

Interest-bearing liabilities:
Demand	$1,499	$0	0.10%	$1,499	$0	0.10%
Savings and money market	7,239	33	1.81%	5,154	24	1.87%
Certificates of deposit	32,261	227	2.80%	13,679	113	3.32%
FHLB advances	4,501	50	4.38%	198	2	4.38%
Total interest-bearing liabilities	45,500	311	2.72%	20,530	140	2.73%
Non-interest-bearing demand deposits	12,256			10,394
Total funding sources	57,756		2.14%	30,924		1.82%
Non-interest-bearing liabilities	537			400
Shareholders’ equity	20,015			20,082
Total liabilities and shareholders’ equity	$78,308			$51,406

Excess of interest-earning assets over funding sources	$16,456			$16,590
Net interest income		$598			$556
Net interest rate spread			2.16%			3.16%
Net interest margin			3.21%			4.71%

(1)          The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.  Loan costs net of amortized fees included in total net income were approximately $14,000 for the three-month period ended September 30, 2008 and $15,000 for the three-month period ended June 30, 2008.

The table below sets forth changes for the consecutive three-month periods ended September 30, 2008 and June 30, 2008 for average earning assets, average interest bearing liabilities, and their respective rates:

VARIANCE IN BALANCES AND RATES

	(Unaudited)
	(dollars in thousands)
	Average Balance				Average Yield/Rate
	for the three months ended				for the three months ended
	September 30,	June 30,	Variance		September 30,	June 30,
	2008	2008	dollar	percent	2008	2008	Variance

Interest-earning assets:
Federal funds sold	$17,528	$4,013	$13,515	336.78%	1.95%	2.00%	-0.05%
Deposits with other financial instituions	3,813	868	2,945	339.29%	3.03%	5.56%	-2.53%
Investments	7,051	6,888	163	2.37%	5.13%	7.01%	-1.87%
Loans	45,820	35,745	10,075	28.19%	6.10%	6.12%	-0.02%
Total interest-earning assets	$74,212	$47,514	$26,698	56.19%	4.87%	5.89%	-1.02%

Interest-bearing liabilities:
Interest-bearing demand	$1,499	$1,499	$—	0.00%	0.10%	0.10%	0.00%
Savings and money market	7,239	5,154	2,085	40.45%	1.81%	1.87%	-0.06%
Certificates of deposit	32,261	13,679	18,582	135.84%	2.80%	3.32%	-0.52%
FHLB advances	4,501	198	4,303	2175.51%	4.38%	4.38%	0.00%
Total interest-bearing liabilities	$45,500	$20,530	$24,970	121.63%	2.72%	2.73%	-0.02%

A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the consecutive three-month periods ended September 30, 2008 and June 30, 2008:

	For the three months ended
	September 30, 2008 over June 30, 2008
	Volume	Rate	Total
	(Unaudited)
Interest income:
Federal funds sold	$68	$(2)	$66
Deposits with other financial instituions	41	(24)	17
Investments	3	(32)	(29)
Loans	159	—	159
Net increase (decrease)	271	(58)	213

Interest expense:
Interest bearing demand	—	—	—
Savings and money market	10	(1)	9
Certificates of deposit	155	(42)	113
FHLB advances	48	—	48
Net increase (decrease)	213	(43)	170
Total net increase (decrease)	$58	$(15)	$43

A review of the above tables shows that the overall increase in net interest income of approximately $43,000 between the two consecutive quarters ending at September 30, 2008 and June 30, 2008 is the result of several factors.

Among the most significant factors in the increase in net interest income is the overall growth in earning assets, up approximately $26.7 million or 56.2% between June 30, 2008 and September 30, 2008. The benefit of this increase in earning assets was, however, softened somewhat by the temporary change during this three-month period in the mix of interest-earning assets from loans towards federal funds sold.  The percentage of average loan dollars outstanding, as a percentage of interest-earning assets grew from 28.9% percent as of December 31, 2007 to 58.6% as of March 31, 2008, and to 75.2% as of June 30, 2008 then fell back to 61.7% as of September 30, 2008.

As noted in the Earnings and Financial Condition Overview, the Bank’s deposits grew significantly during the quarter from customers funds, which were short-term and subject to unscheduled withdrawal.  Due to the nature of these funds, their most sensible utilization was limited to placement in overnight federal funds sold.  Accordingly, approximately half of the increase in average earning assets occurred in the overnight federal funds sold with earning rates averaging below 2%.

This movement in the utilization of funds coupled with the overall growth in assets resulted in the increase of interest income of approximately $213,000, with approximately $271,000 due to volume increases, which more than fully offsetting the result of the general market interest rate decline of approximately $58,000.  While general interest rates held steady during the third quarter of 2008, the pricing of new earning assets at existing market rates brought average yields down by 102 basis points.

The category of loans, however, was able to benefit from a solid volume variance of approximately $159,000 with the effective decline in average effective loan yields so small that the reported amount was less than $1,000.

Interest expense increased by $170,000, with increases in balances outstanding on interest-bearing liabilities being partially offset by the savings available on the repricing associated with the overall declining market rates.

The increase in interest expense due to the change in outstanding average interest-bearing liabilities was $213,000.  This was attributable to the establishment of the Federal Home Loan Bank advance, (which occurred on June 30, 2008, and was present for the entire third quarter), and to the acceptance of large temporary short-term deposits in the Bank’s Liquid Certificate of Deposit, which allows the Bank’s customer the option of a one-time penalty-free withdrawal. The rate on the Federal Home Loan Bank advance is fixed at 4.38%.  Accordingly, there is no rate variance anticipated on the advance.  However, the decline on the effective interest rate on Certificates of Deposits from 3.32% during the three-month period ended June 30, 2008 to 2.80% during the subsequent three-month period ended September 30, 2008 provided a reduction in interest expense of approximately $42,000.

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, the resulting interest rate spread and the net interest margin for the nine-month period indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	(Dollars in thousands)
	Nine months ended September 30, 2008
			Weighted
		Interest	Average
	Average	Income/	Rate
	Balance	Expense	Earned/Paid
Interest-earning assets:
Federal funds sold	$9,612	$165	2.29%
Deposits with other financial instituions	2,292	66	3.85%
Investments	7,018	301	5.73%
Loans(1)	35,016	1,633	6.23%
Total interest-earning assets	53,938	2,165	5.36%
Non-interest-earning assets	3,948
Total assets	$57,886

Interest-bearing liabilities:
Demand	$1,144	$1	0.12%
Savings and money market	5,313	82	2.06%
Certificates of deposit	18,930	444	3.13%
FHLB advances	1,577	53	4.38%
Total interest-bearing liabilities	26,964	580	2.87%
Non-interest-bearing demand deposits	10,210
Total funding sources	37,174		2.08%
Non-interest-bearing liabilities	408
Shareholders’ equity	20,304
Total liabilities and shareholders’ equity	$57,886

Excess of interest-earning assets over funding sources	$16,764
Net interest income		$1,585
Net interest rate spread			2.49%
Net interest margin			3.92%

(1)          The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.  Loan costs net of amortized fees included in total net income were approximately $39,000 for the nine-month period ended September 30, 2008.

No comparison can be made to a corresponding or consecutive nine-month period as none presently exists.

Provision for Loan Losses

The Company made provisions for loan losses of $102,000 for the three-month period ended September 30, 2008, compared to $163,000 for the previous three-month period ended June 30, 2008.  These provisions were determined based upon the periodic credit review of the loan portfolio, consideration of past loan loss experience, current and predicted economic conditions, and other pertinent factors.  For further analysis of the adequacy of the loan loss reserve, see Asset Quality and Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the three-month period ended September 30, 2008 and June 30, 2008 was negligible.

Non-Interest Expense

The following table sets forth changes for the two consecutive three-month periods ending September 30, 2008 and June 30, 2008, allowing comparisons between these two quarters:

	For the three months ended
	September, 30,	June, 30,	Variance
	2008	2008	Dollars	Percent
	(dollars in thousands)
	(Unaudited)
Compensation and benefits	$964	$970	$(6)	-0.6%
Occupancy and equipment	174	163	11	6.7%
Technology and communication	134	125	9	7.2%
Professional and administrative expenses	107	158	(51)	-32.3%
Other non-interest expenses	134	139	(5)	-3.6%
Total non-interest expenses	$1,513	$1,555	$(42)	-2.7%

The differences in expense between the second and third quarters of 2008 can be primarily attributed to the following:

•                  Savings in costs associated with seasonal reduction in employer payroll tax costs and reduction in accruals to reflect savings in certain employee benefit programs.

•                  Increased cost associated with increase property insurance and maintenance and repair cost.

•                  Increased data processing costs associated with increasing customer base and contractual obligations.

•                  The non-recurrence of costs associated with the preparation of the Company’s annual report to shareholders, which were present only in the second quarter of 2008.

FINANCIAL CONDITION

The Company’s increase in total assets level to $71.8 million as of September 30, 2008 represents more than an 82% increase, or approximately $32.4 million, from the total assets level of $39.4 million as of December 31, 2007.  The growth is centered in loans, which were funded primarily by locally generated deposits.

Loans

Total gross loans as of September 30, 2008 increased by approximately $30.5 million over December 31, 2007. Although outstanding loan balances increased in all categories, most of the monetary growth occurred in real estate loans, where the total grew by more than $17.3 million or 187%.

The table below sets forth the changes from December 31, 2007 to September 30, 2008 in the composition of the loan portfolio:

Loan Classifications:

(dollars in thousands)	September 30,	December 31,	Variance
(unaudited)	2008	2007	Dollars	Percent
Commercial loans	$18,423	$7,855	$10,568	134.54%
Real estate loans	26,568	9,243	17,325	187.44%
Other loans	3,717	1,024	2,693	262.99%
Total loans	48,708	18,122	30,586	168.78%
Add: Purchase premium	43	50	(7)
Add: Unamortized costs	54	40	14
Less: Deferred fees	(111)	(13)	(98)
Less : Allowance for loan losses	(700)	(269)	(431)
Net loans	$47,994	$17,930	$30,064	167.67%

Of the Bank’s total loans outstanding as of September 30, 2008, 25.5% were due in one year or less, 15.2% were due in one to five years, and 59.3% were due after five years.  As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank.  Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of September 30, 2008

(Unaudited)

	Maturing
	Within One	One to Five	After Five
	Year	Years	Year	Total
	(dollars in thousands)

Commercial	$11,055	$2,906	$4,462	$18,423
Real estate	616	3,594	22,358	26,568
Other loans	745	893	2,079	3,717
Total	$12,416	$7,393	$28,899	$48,708

Loans with pre-determined interest rates	$1,059	$4,454	$7,861	$13,374
Loans with floating or adjustable rates	11,357	2,939	21,038	35,334
Total	$12,416	$7,393	$28,899	$48,708

Of the gross loan dollars outstanding as of September 30, 2008, approximately 73% had adjustable rates.  Most of the adjustable rate loans generally have interest rates tied to the prime rate (53% of the total adjustable rate loan dollars outstanding) and will adjust with changes in the rate on a daily basis.

The balance of the adjustable rate loans are tied to other indices subject to periodic adjustment prior to the contract maturity.

Commercial Loans

The Bank offers a variety of commercial loans, including secured and unsecured term and revolving lines of credit, equipment loans and accounts receivable loans.  As of September 30, 2008, approximately 92% of the commercial loans had adjustable rates.  The Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable.  Should the borrower default and the Bank forecloses on the assets, we may not be able to recover the full amount of the loan.

Real Estate Loans

The Bank’s real estate loans are secured primarily by commercial property, including a significant percentage in multi-family complexes.   Approximately 59% of the real estate loans are adjustable during the term of the loan.  Approximately 84% of the real estate loans have a remaining maturity between five and ten years.  As of September 30, 2008, the weighted average ratio of the original loan extension to the underlying value of the property was approximately 49% with weighted average debt service coverage of 1.46.  No individual loan to value ratio exceeded 73%.

Other Loans

The Bank offers other types of loans, including home equity lines of credit.  Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 80% of the appraised value of the borrower’s property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into or may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers.  Since inception through March 31, 2008, these had been limited to undisbursed commitments to extend credit to both businesses and individuals.  Beginning with the second quarter of 2008, the Bank issued several letters of credit for the first time, totaling $70,000.  All commitments noted above were associated with loans and were therefore subject to the same credit underwriting policies and practices as those used for the loans reflected in the financial statements.  When deemed advisable, the Bank obtains collateral to support such commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract.  Commitments generally have fixed expiration dates or other termination clauses, which may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. There was $8.8 million in undisbursed loan commitments as of September 30, 2008, an increase of $1.5 million or 20.5% from the December 31, 2007 amount of $7.3 million.

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

The Bank had no non-performing assets as of September 30, 2008 and December 31, 2007.

Deposits

Deposits are the Bank’s primary source of funds.  The following table sets forth the amount of deposits outstanding by category at September 30, 2008 and December 31, 2007, and the net changes between the two periods.

(dollars in thousands)	September30,	December 31,	Variance
(unaudited)	2008	2007	Dollars	Percent
Deposit Classifications:
Noninterest bearing deposits	$13,124	$5,395	$7,729	143.26%
Interest bearing demand	1,596	1,143	453	39.63%
Savings and money market	9,034	4,244	4,790	112.87%
Certificate of deposit $100,000 and over	18,442	6,190	12,252	197.93%
Certificate of deposit less than $100,000	4,878	890	3,988	448.09%
Total deposits	$47,074	$17,862	$29,212	163.54%

As of September 30, 2008, 27.9% of the Company’s deposits were non-interest-bearing demand deposits, a slight decrease from December 31, 2007 at 30.2%.  At December 31, 2007, we had no brokered funds on deposit.  At September 30, 2008, the Bank held approximately $ 900,000 in brokered funds. All other funds have been placed with the Bank by local depositors at competitive rates within the Bank’s marketing area.  While the goal of the Bank is to fund credit commitments using local funding sources, it is anticipated that some of the future funding sources may include brokered funds.

The Analysis of Net Interest Income, found within this document, summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Bank’s two consecutive full quarters ended September 30, 2008 and for the nine-month period ended September 30, 2008.

The following table shows the maturity of all of the Bank’s time deposits as of September 30, 2008:

Maturities	Amounts
(unaudited)	(in thousands)
Three months or less	$15,677
Over three and through twelve months	7,643
Over twelve months	—
Total	$23,320

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of September 30, 2008, the Company and the Bank exceeded all applicable capital adequacy requirements.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of September 30, 2008:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$20,314	35.8%	$4,537	8%	$5,671	10%
Tier 1 Capital (risk-weighted assets)	$19,590	34.5%	$2,268	4%	$3,403	6%
Tier 1 Capital (average assets)	$19,590	25.0%	$3,132	4%	$3,915	5%

Bank
Total Capital (risk-weighted assets)	$19,765	34.9%	$4,537	8%	$5,671	10%
Tier 1 Capital (risk-weighted assets)	$19,041	33.6%	$2,268	4%	$3,403	6%
Tier 1 Capital (average assets)	$19,041	24.3%	$3,132	4%	$3,915	5%

Liquidity and Liquidity Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals, fund loan commitments, and meet other commitments on a timely and cost effective basis.  The acquisition of deposits is our primary source of funds.  This relatively stable and low-cost source of funds has, along with the initial balances in stockholder’s equity, provided substantially all of the funding since the Bank’s inception.

We also have liquidity as a net seller of overnight federal funds at a level that would cushion in part any unexpected increase in demand for loans or decrease in funds deposited.  During the three-month period ended June 30, 2008, we had an average balance of $4.0 million in overnight federal funds sold representing approximately 8% of our average assets. During the three-month period ended September 30, 2008, we had an average balance of $17.5 million in overnight federal funds sold representing approximately 22% of our average assets.  Both ratios are far above the minimum guideline of 3% established in the Bank’s liquidity policy.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities.  As of December 31, 2007, liquid assets (including cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral), as a percentage of the Company’s deposits, were 98.0%.  As of September 30, 2008, liquid assets as a percentage of the Company’s deposits, although declining, remain acceptable at 31.8%.

While liquidity was not a major concern in 2007, management has established and is seeking to establish secondary sources of liquidity.  As of September 30, 2008, the Bank maintains lines of credit totaling $6 million with two correspondent banks for the purchase of overnight federal funds.  The lines are subject to availability of funds and have restrictions as to the number of days used during defined periods of time.  Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits acquired with deposit brokers, but also deposits bearing interest rates far above the local market rates), typically attracting large certificates of deposits at high interest rates.  The Bank tested its access to overnight federal funds facilities once since it began operations. The Bank had a nominal amount of “brokered deposits” as of September 30, 2008 of approximately $ 900,000 or about 2% of total deposits.

The Bank has established a credit line with the Federal Home Loan Bank of San Francisco and has outstanding as of September 30, 2008 a five-year fixed rate advance of $4.5 million at 4.38%.

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

The results of the model’s simulations on the potential loss of net interest income as of September 30, 2008 reflect the following:

Earnings at Risk

Rate	Maximum	% (Loss) Gain
Shock	Policy	in Net Interest
(in basis points)	Guideline	Income
-300	-15%	-6.7%
-200	-10%	-4.2%
-100	-5%	-2.0%
+100	-5%	1.8%
+200	-10%	3.6%
+300	-15%	5.5%

The method employed in rate shocking the earnings at risk was “ramping”, (i.e. changing the indicated rate movement gradually over a 12 month horizon).  Based upon the model simulation as of September 30, 2008, the Bank’s interest rate risk exposure as measured by rate movement on net interest income is within policy guidelines.

The results of the model’s simulations on the potential loss of the Company’s equity as of September 30, 2008 reflect the following:

Market Value of Equity

Rate	Maximum	% (Loss) Gain
Shock	Policy	in Market
(in basis points)	Guideline	Value of Equity
-300	-30%	11.3%
-200	-20%	10.5%
-100	-10%	5.2%
+100	-10%	-4.0%
+200	-20%	-7.8%
+300	-30%	-11.3%

The method employed in rate shocking the market value of equity is referred to as “regulatory shock”, i.e. changing the indicated rates instantaneously.

Based upon the model simulation as of September 30, 2008, the Bank interest rate exposure as measured by rate movement on the market value of the Bank’s equity is within policy guidelines.

Item 4 – Controls and Procedures

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighing the costs and benefits of possible new or different controls and procedures.  Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the Company have been detected.

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

During the quarter ended September 30, 2008, there were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

(1)      The information required by this exhibit is incorporated by reference from Note 9 to the Company’s financial statements included herein.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP

Date:	November 12, 2008	/s/ Jeffrey M. Watson .
Jeffrey M. Watson
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2008	/s/ Dean Fletcher .
Dean Fletcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)