Form 10-K
period 2008-12-31
Manhattan Bancorp
filed 2009-03-30
CIK 1387632

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008 was approximately $18,708,551.

         As of March 20, 2009, there were 3,987,631 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's definitive proxy statement are incorporated by reference in Part III of this Annual Report. The definitive proxy statement will be filed no later than 120 days after the close of the issuer's fiscal year.

Manhattan Bancorp
December 31, 2008

FORWARD-LOOKING STATEMENTS

        The statements contained herein that are not historical facts are forward-looking statements based upon management's current expectations and beliefs concerning further developments and their potential effects on Manhattan Bancorp and its subsidiary (the "Company"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Included in the risks and uncertainties described herein are those enumerated in "Item 1A Risk Factors", which had been included to facilitate the reader's understanding of the risks the Company may encounter. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified, or repealed at any time in the future.

PART I

ITEM 1.    BUSINESS

General

        Manhattan Bancorp ("Bancorp") is a bank holding company which was incorporated in August 2006, in order to acquire Bank of Manhattan, N.A. (the "Bank"), a de novo bank which it acquired on August 14, 2007. The Bank is a nationally-chartered banking association organized under the laws of the United States, which commenced its banking operations on August 15, 2007. Bancorp operates exclusively through the Bank, and the capital stock of the Bank is its principal asset. The Bank is located in El Segundo, California and at December 31, 2008 had $92 million in assets, $56 million in net loans receivable and $57 million in deposits. Unless the context requires otherwise, references in this Form 10-K to the "Company," "we" or "us" refers to Bancorp and its consolidated subsidiary, the Bank.

        The Company's primary goal continues to be to operate and grow the Bank into a profitable community-oriented financial institution serving primarily entrepreneurs, small and medium-sized businesses, business service professionals and owners/owner-users of commercial, industrial, and multi-family properties in the Los Angeles County market area, with particular emphasis on the South Bay, Westside and Los Angeles airport areas of Los Angeles County in Southern California.

        The Company is growing by promoting relationship-based products and services to meet the banking needs of its defined customer base. We presently offer a full range of deposit products including non-interest bearing demand deposit and interest bearing checking accounts, regular savings and certificates of deposit. We offer cash management services to our commercial checking account customers. To all of our customers we offer, among other things, wire transfers, electronic bill payment and overdraft protection.

        From the deposit funds generated and our capital proceeds, the Company has originated loans and made limited investments within the Bank's policy guidelines. Initially a large portion of these loans have been secured by commercial real estate. However, the Company does offer both secured and unsecured commercial term loans and lines of credit, and construction loans for individual and commercial properties. To a much lesser extent, the Company has made home equity and other consumer loans. The Company has not, nor is it its intent to originate loans that are deemed sub-prime credits or predatory lending.

        The Company offers Internet banking services which allow customers to review their account information, issue stop payment orders, pay bills, transfer funds, order checks and inquire about credit products electronically.

        We offer qualified customers the ability to process deposits through remote item capture from their place of business.

        Bancorp is registered as a bank holding company with the Federal Reserve Board (the "FRB") and is subject to examination and regulation as a holding company by the FRB. The Bank is subject to supervision, examination and regulation by the Office of the Comptroller of Currency ("the "OCC"). As a nationally chartered financial institution, the Bank is a member of the Federal Reserve Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum limits thereof.

Recent Developments

        On February 25, 2009, the Company entered into a Membership Interest Purchase Agreement (the "Agreement") with MB Financial Services, Inc. ("MB Sub"), Bodi Advisors Inc. ("Management Company") and Bodi Capital, LLC ("Operating Company"), which agreement was joined in by Greg Jacobson, Harold Hermelee and Tad Dahlke (the "Management Principals"). MB Sub is a newly formed corporation which will be wholly owned by the Company. MB Sub intends to enter into a de novo joint venture with the Management Company to operate the Operating Company. The Operating Company intends to engage in two businesses: (i) a "riskless principal" securities trading business and, in the future, (ii) a mortgage brokerage business to originate single family home loans. Consummation of the transactions contemplated by the Agreement is subject to approval by or notification to Federal Reserve Board and satisfaction of other conditions as set forth in the Agreement.

        Pursuant to the Agreement MB Sub will purchase a 70% ownership interest in the Operating Company for $790,000 in cash. The remaining 30% ownership interest will be owned by the Management Company, which will contribute $210,000 for such interest. If certain performance criteria are satisfied, the ownership of the Management Company in Operating Company may increase from 30% to 40%. Management Company will be owned by the Management Principals and other employees of Operating Company.

        On December 30, 2008, the Company completed the second of two closings under a Stock Purchase Agreement dated May 1, 2008, as amended (the "Stock Purchase Agreement") with Carpenter Fund Manger GP, LLC (the "Manager"). The Manager serves a General Partner of the Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P and Carpenter Community BancFund-CA, L.P. (collectively, the "Funds"). Pursuant to the Stock Purchase Agreement, the Funds purchased an aggregate of 1,500,000 shares of the Company's common stock for a purchase price of $15,000,000.

        On December 5, 2008, the Company issued to the United States Department of the Treasury ("Treasury Department") 1,700 shares of Manhattan Bancorp Series A Fixed Rate Perpetual Preferred Stock, without par value (the "Series A Preferred Stock"), having a liquidation amount per share equal to $1,000 for a total price of $1,700,000. The Preferred Stock was issued pursuant to the Treasury Department's Capital Purchase Program under the Troubled Asset Relief Program ("TARP"). The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a "qualified equity offering." After three years, the Company may, at its option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to December 5, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to issue a common stock dividend or repurchase its common stock, or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances. Since raising additional capital at December 30, 2008 in a private placement as discussed above, and in light of new regulations applicable to TARP recipients, the Company is currently exploring the possibility of returning the funds it received in TARP to the Treasury Department.

Competition and Geographic Market Area

        The relevant geographical market for the Bank is Los Angeles County. Utilizing the El Segundo headquarters as the hub, the Bank's business development officers serve existing and solicit prospective customers from outlying areas, such as the South Bay, Westside, downtown Los Angeles, South Los Angeles and other surrounding communities. As a business-oriented bank, most of the day-to-day banking activity is conducted through the use of third-party courier services and remote deposit capture devices.

        The banking business in California generally, and specifically in the market area which we serve, is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. The industry continues to consolidate, directly affected by the more recent economic downturn, and strong, unregulated competitors continue to enter the banking markets with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue. We compete for loans and deposits with other commercial banks, as well as with savings and loan associations, credit unions, thrift and loan companies, and other financial and non-financial institutions. With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services which we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits.

        In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has, over recent years, been particularly attractive to out-of-state institutions.

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

        In order to compete effectively, we have created a sales and service culture that combines the experience of our senior officers, which includes the extensive sales orientation of larger financial institutions, with the commitment to service and a focus on the individual needs of our business customers which is found at the best community banks. We seek to provide a level of service and decision-making responsiveness not generally offered by larger institutions while at the same time providing management sophistication not universally found at local community banks.

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

Employees

        As of December 31, 2008, the Company had 24 full-time employees.

Supervision and Regulations

        Banking is a highly regulated industry. Congress and the states have enacted numerous laws that govern banks, bank holding companies and the financial services industry, and have created several largely autonomous regulatory agencies which have authority to examine and supervise banks and bank holding companies, and to adopt regulations furthering the purpose of the statutes. The primary goals of the regulatory system are to maintain a safe and sound banking system, to protect depositors and the FDIC insurance fund, and to facilitate the conduct of sound monetary policy. As a result, the financial condition and results of operations of the Company, and its ability to grow and engage in various business activities, can be affected not only by management decisions and general economic conditions, but the requirements of applicable federal and state laws, regulations, and policies of the various regulatory authorities.

        Furthermore, these laws, regulations and policies are continuously under review by Congress, state legislatures and federal and state regulatory agencies. Changes in laws, regulations and policies can materially increase the cost of doing business, limit certain business activities or materially adversely affect competition between banks and other financial intermediaries. Recent changes have granted the U.S. Treasury Department an equity interest in many of the nation's financial institutions including the Company through the Troubled Assets Relief Program ("TARP") of the United States Department of the Treasury. While it can be predicted that more changes are likely to occur, what changes, when they will occur, and how they will impact the Company cannot be predicted. As noted above, the Company is currently in the process of exploring the possibility of returning the funds it received in TARP to the Treasury Department.

Regulation of Manhattan Bancorp

        Manhattan Bancorp is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Federal Reserve Board. The Bancorp is required to file periodic reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of the Bancorp and its subsidiary, the Bank.

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

        In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers whether the performance of any activity by a subsidiary of the holding company can reasonably be expected to produce benefits to the public, including greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, including over-concentration of resources, decrease of competition, conflicts of interest, or unsound banking practices.

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

Regulation of Bank of Manhattan, N.A.

        As a national banking association, the Bank is subject to regulation, supervision and examination by the OCC. It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and the regulations promulgated thereunder by the Board of Governors of the Federal Reserve System. In addition, the deposits of the Bank are insured by the FDIC to a maximum allowed by the FDIC. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") temporarily increased the limit of the FDIC's insurance coverage from $100,000 to $250,000 per depositor through December 31, 2009. For this protection, the Bank pays a quarterly assessment to the FDIC, and must adhere to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. The regulations of those agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's declaring of dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas.

        The earnings potential and growth of the Bank is largely dependent on its ability to maintain a favorable differential or "spread" between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank's performance has been and will continue to be influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be fully predicted.

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

        The Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% ("Total Risk-Based Capital Ratio"), at least one-half of which must be in the form of Tier 1 capital ("Tier 1 Risk-Based Capital Ratio"). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2008 and December 31, 2007, the Bank's Total Risk-Based Capital Ratio was 41.9% and 84.4% respectively, and its Tier 1 Risked-Based Capital Ratio was 40.7% and 83.3% respectively.

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

        Banks are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets ("Leverage Capital Ratio") of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank's particular circumstances warrant. As of December 31, 2008 and December 31, 2007, the Bank's Leverage Capital Ratio was 34.2% and 57.8% respectively.

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

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

        In response to unprecedented market turmoil and the financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted in October 2008. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "Stimulus Bill") was enacted, which among other things augmented certain provisions of the EESA. Under the EESA, the Treasury Department has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the "TARP"). The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

        Pursuant to the EESA, the Treasury Department was initially authorized to use $350 billion for the TARP. Of this amount, the Treasury Department allocated $250 billion to the TARP Capital Purchase Program (see description below). On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury Department.

        The TARP Capital Purchase Program ("CPP) was developed to purchase $250 billion in senior preferred stock from qualifying financial institutions, and was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The amount of the Treasury Department's preferred stock that a particular qualifying financial institution could be approved to issue would be not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

        The general terms of the TARP CPP include:

  •
  dividends on the Treasury Department's preferred stock at a rate of five percent for the first five years and nine percent thereafter;

  •
  common stock dividends cannot be increased for three years while the Treasury Department is an investor unless preferred stock is redeemed or consent from the Treasury is received;

  •
  the Treasury Department must consent to any buyback of other stock (common or other preferred);

  •
  the Treasury Department's preferred stock will have the right to elect two directors if dividends have not been paid for six periods;

  •
  the Treasury Department receives warrants equal to 15 percent of the Treasury Department's total investment in the participating institution; and

  •
  the participating institution's executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation that is tax deductible.

        The Company elected to participate in the TARP CPP and in December 2008 issued $1.7 million worth of preferred stock to the Treasury Department pursuant to this program. As noted previously, the Company is currently in the process of exploring the possibility of returning the funds it received in TARP to the Treasury Department.

        The EESA also established a Temporary Liquidity Guarantee Program ("TLGP") that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Company has no current plans to participate in the senior unsecured debt of the TLGP. The Company is currently participating in the guarantee program for non-interest bearing transaction deposit accounts. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.

Deposit Insurance

        The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Bank paid no deposit insurance assessments on its deposits under the risk-based assessment system utilized by the FDIC through December 31, 2006.

        Effective January 1, 2007 the FDIC adopted a new risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that ranged from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system resulted in annual assessments on the Bank's deposits of 6 cents per $100 of domestic deposits. The Bank's deposit insurance premiums for 2008, its first full year of operations, were $29,727.

        As required by law, in October 2008, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, in December, 2008, the FDIC voted to increase risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry. The resulting new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. The FDIC has further proposed that beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions, subject to adjustments as described in the next sentence. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. It is generally expected that rates will continue to increase in the near future due to the significant cost of bank failures beginning in the third quarter of 2008, and the increase in the number of troubled banks.

        The FDIC recently announced that, in view of the significant decrease in the deposit insurance funds' reserves, it will impose a special assessment in the second quarter of 2009. The FDIC also approved an increase in regular premium rates, which banks must continue to pay on top of any special assessment. The regular premium rates for most banks in the second quarter will now be between 12 and 16 basis points, compared to a range of between 12 and 14 basis points which most banks currently pay.

        In addition, banks must pay an amount which fluctuates but is currently 0.285 cents per $100 of insured deposits per quarter, towards the retirement of the Financing Corporation bonds issued in the 1980's to assist in the recovery of the savings and loan industry. These assessments will continue until the Financing Corporation bonds mature in 2019.

        The enactment of the EESA (discussed above) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. In addition, pursuant to the guarantee program for non-interest bearing transaction deposit accounts under the TLGP in which the Bank has elected to participate, which provides a temporary unlimited guarantee of funds in non-interest bearing accounts, as defined, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. As of December 31, 2008, the Bank had approximately $15.2 million in non-interest bearing accounts exceeding $250,000.

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

Commercial Real Estate Lending and Concentrations

        On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the "Guidance"). The Guidance, which was issued in response to the agencies' concern that rising commercial real estate ("CRE") concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

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

  •
  The agencies recognize that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

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

Allowance for Loan and Lease Losses

        On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses ("ALLL"), which revises and replaces the banking agencies' 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles ("GAAP") and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

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

        The Company and its board of directors have discussed the revised statement and believe that the Company's ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address and had met the requirements of guidance.

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

        In 1995, California enacted legislation to implement important provisions of the Riegle-Neal Act discussed above and to repeal California's previous interstate banking laws, which were largely preempted by the Riegle-Neal Act.

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

Financial Modernization Act

        Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the "Financial Modernization Act", enabled full affiliations to occur between banks and securities firms, insurance companies and other financial service providers. This legislation permits bank holding companies to become "financial holding companies", and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is "well capitalized" and "well managed" under applicable definitions, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company.

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

USA Patriot Act of 2001

        The USA Patriot Act of 2001 was enacted in October 2001 in response to the terrorist attacks on September 11, 2001. The Patriot Act was intended to strengthen United States law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

  •
  a requirement that the company's independent accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting (this requirement is currently proposed to become effective for companies like the Company for the 2009 fiscal year);

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

ITEM 1A.    RISK FACTORS

        In addition to the other information on the risks the Company faces and our management of risk contained in this annual report or in our regulatory filings, the following are significant risks which may affect us. Events or circumstances arising from one or more of these risks could adversely affect the Company's business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risk that we may currently view as not material may also impair our business operations and results.

        WE DO NOT HAVE A HISTORY OF PROFITABILITY.    The Company did not earn a profit for the year ended December 31, 2008 nor is it anticipated that we will earn a profit for the year ended December 31, 2009. The losses that occurred during the current year were the results of anticipated costs associated with developing our operating infrastructure during 2007 and 2008. This was coupled with an initially low volume of earning assets, a condition expected in new banks. While it is anticipated that the mix of interest-earning assets will improve during 2009, it was anticipated that losses will occur for the first two full years of the Company's operation even before the recent effects of the current economic downturn.

        THE COMPANY'S BUSINESS HAS BEEN AND MAY CONTINUE TO BE ADVERSELY AFFECTED BY VOLATILE CONDITIONS IN THE FINANCIAL MARKETS AND ADVERSE ECONOMIC CONDITIONS GENERALLY.    Since December 2007, the United States has been in a recession. Negative developments in the latter half of 2007 and in 2008 in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2009. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has also increased significantly.

        Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, then spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantial increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

        Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity. This has occurred despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing approximately $250 billion in the equity of banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

        As a result of these financial and economic crises many lending institutions have experienced declines in the performance of their loans. While we have had no non-performing loans to date, this can generally be attributed to our relatively recent commencement of operations, and we anticipate that, like most banks, we may have non-performing assets in the future. The amount of non-performing assets we may have in the future will be influenced heavily by the length and severity of the current financial and economic crises.

        Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments may negatively impact the Company's operations by restricting its business operations, including the ability to originate or sell loans, and may adversely impact the Company's financial performance or stock price.

        In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increased delinquencies and default rates, which may impact the Company's charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial services industry.

        Overall, during the past year, the general business environment has had an adverse effect on the Company's business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, it is expected that the Company's business, financial condition and results of operations will be adversely affected.

        POOR ECONOMIC CONDITIONS IN THE SOUTHERN CALIFORNIA REAL ESTATE MARKET MAY CAUSE US TO SUFFER HIGHER DEFAULT RATES ON OUR LOANS AND DECREASED VALUE OF THE ASSETS WE HOLD AS COLLATERAL.    A substantial majority of our assets and deposits have been and will be generated in Southern California, and at December 31, 2008, approximately 57% of the Company's loans were real estate loans, most of which are secured by real property in Southern California. During 2008, the real estate market in Southern California deteriorated significantly, as evidenced by declining prices, reduced transaction volume, and increased foreclosure rates, and this deterioration may be expected to result in an increase in the level of the Company's nonperforming loans, particularly commercial real estate loans. If this real estate trend in the Company's market areas continues or worsens, the result could be reduced income, increased expenses, and less cash available for lending and other activities, which could have a material impact on the Company's financial condition and results of operations.

        WE MAY SUFFER LOSSES IN OUR LOAN PORTFOLIO DESPITE ADHERENCE TO PRUDENT UNDERWRITING PRACTICES.    The Company mitigates the risks inherent in extending credit by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower's prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank's allowance for loan losses. Bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. This is also the practice of the Company's independent auditors. A review of the Bank's loans was completed as recently as December 2008 by a third party loan review, where all recommendations regarding the risk weighing of bank credits were implemented. While we believe that our allowance for loan losses is adequate to cover potential losses, we cannot guarantee that future increases to the allowance for loan losses may not be required by regulators or other third party loan review or financial audits. Any of these occurrences could materially adversely affect our earnings.

        WE COULD BE AT A DISADVANTAGE WHEN COMPETING FOR DEPOSITS AND LOANS WITH LARGER INSTITUTIONS THAT HAVE LARGER LENDING LIMITS AND ESTABLISHED CUSTOMER CONTACTS.    As a new bank in an established market, the Bank competes with other financial institutions for deposits, which will be our primary source of funds, and originating loans. Our competition for deposits will come primarily from savings and commercial banks in the South Bay, Westside and the Los Angeles airport areas of Los Angeles County, and our competition for loans will come principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. We also will face additional competition from internet-based institutions. These institutions may have competitive advantages over the Bank because they have greater capitalization and other resources. They also can offer potential depositors more convenient depository facilities and borrowers higher lending limits and certain other customer services which the Bank may not be able to offer. The Bank may have to pay more to attract deposits, which would hurt our earnings. The Bank may not be successful in attracting the deposits or originating the loans it will need to sustain its growth. The Bank's ability to increase its asset base depends in large part on its ability to attract additional deposits at favorable rates from traditional sources. There is no assurance that these efforts will be successful.

        WE ARE DEPENDENT ON KEY PERSONNEL AND THE LOSS OF ONE OR MORE OF THOSE KEY PERSONNEL MAY MATERIALLY AND ADVERSELY AFFECT OUR PROSPECTS.    Competition for qualified employees in the banking industry is intense and there are limited numbers of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. The Company's success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, finance, administrative, marketing and business development, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success had been and continues to be highly dependent upon the abilities of key executives and certain other employees.

        The Company has entered into an employment agreement with its President and Chief Executive Officer as well as with the three other executive officers, each of which employment agreement is for a three-year term which expire on dates between August 15, 2010 and January 22, 2012.

        WE FACE LIMITS ON OUR ABILITY TO LEND.    The Bank's legal lending limit as of December 31, 2008 was approximately $3.9 Million. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. The Bank's lending limit affects our ability to seek relationships with the area's larger and more established businesses. Through our previous experience and relationships with other financial institutions in the Los Angeles area, we have the ability to accommodate loan amounts greater than our legal lending limits by selling participations in those loans to other banks. However, we cannot be assured of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us.

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

        WE WILL BE REQUIRED TO COMPLY WITH THE SARBANES-OXLEY ACT ("SOX") OF 2002-SECTION 404.    As a smaller reporting company under SEC rules, the Company was subject to SOX, including section 404(a), management's assessment of Internal Control over Financial Reporting ("ICFR"), for its fiscal year ended December 31, 2008. We anticipate that in complying with the provisions of SOX, including section 404 (b), the auditor attestation requirement of the Company's ICFR, which will be effective for the Company's 2009 fiscal year, we will incur substantial costs including professional fees, personnel expenses and systems and software costs. Those increased costs will have an impact on our ability to achieve or maintain profitability and, on an ongoing basis, will affect the results of our operations. We completed the process of implementing and documenting the Company's ICFR for SOX compliance during 2008.

        As a part of that ongoing process, we may yet discover material weaknesses or significant deficiencies in our internal controls as defined under standards adopted by the Public Company Accounting Oversight Board, ("PCAOB"), that require remediation. Under PCOAB standards, a "material weakness" is a significant deficiency, or combination of significant deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not prevented or detected. A "significant deficiency" is a control deficiency or combination of control deficiencies, that affect a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is a more than remote likelihood that a misstatement of a company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

        As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal controls or timely make any necessary improvement to our internal and disclosure controls that could harm operating results or cause us to fail to meet our reporting obligations.

        RECENTLY ENACTED LEGISLATION AND THE COMPANY'S PARTICIPATION IN THE TARP CAPITAL PURCHASE PROGRAM MAY INCREASE COSTS AND LIMIT THE COMPANY'S ABILITY TO PURSUE BUSINESS OPPORTUNITIES.    The Emergency Economic Stabilization Act of 2008 (the "EESA"), as augmented by the American Recovery and Reinvestment Act of 2009 (the "Stimulus Bill"), was intended to stabilize and provide liquidity to the U.S. financial markets. It is impossible to predict, however, what actual impact the EESA and the Stimulus Bill and their regulations and other governmental programs will have on such markets. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could adversely affect the Company's business, financial condition and results of operations. The programs established or to be established under the EESA and the Troubled Asset Relief Program ("TARP") may result in increased regulation of the industry in general and/or TARP Capital Purchase Program participants in particular. Compliance with such regulations may increase the Company's costs and limit its ability to pursue business opportunities.

        THE COMPANY'S PARTICIPATION IN THE TARP CAPITAL PURCHASE PROGRAM MAY ADVERSELY AFFECT THE VALUE OF THE COMPANY'S COMMON STOCK AND THE RIGHTS OF THE COMPANY'S COMMON SHAREHOLDERS.    The terms of the preferred stock the Company issued under the Treasury's Capital Purchase Program could reduce investment returns to the Company's common shareholders by restricting dividends, diluting existing shareholders' ownership interests, and restricting capital management practices. Without the prior consent of the Treasury, the Company is prohibited from increasing the Company's common stock dividends for the first three years while the Treasury holds the preferred stock.

        Also, the preferred stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by the Company. The payments of these dividends will decrease the excess cash the Company otherwise has available to pay dividends on the Company's common stock and other series or preferred stock and to use for general corporate purposes, including working capital.

        Finally, the Company will be prohibited from continuing to pay dividends on its common stock and other series of preferred stock unless the Company has fully paid all required dividends on the preferred stock issued to the Treasury. The Company fully expects to be able to pay all required dividends on the preferred stock, but if for any reason the Company is unable to do so in the future, then the Company would be precluded from paying dividends on its common stock and other series of preferred stock. As noted previously, the Company is currently in the process of exploring the possibility of returning the funds it received in TARP to the Treasury Department.

        THE COMPANY'S EXPENSES WILL INCREASE AS A RESULT OF INCREASES IN FDIC INSURANCE PREMIUMS.    Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund's reserve ratio. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

        As a result of this reduced reserve ratio, on October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. In December 2008, the FDIC adopted its rule, uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessment of 12 basis points to 50 basis points. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

        As a member institution of the FDIC, the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC. The Bank's deposit insurance premiums for 2008, its first full year of operations, were $29,727. Due to the continued failures of unaffiliated FDIC insured depository institutions, it is expected that the Bank's FDIC deposit insurance premiums will increase in the future, perhaps significantly, thereby adversely impacting the Company's future earnings.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        The Company has entered into a lease, which commenced on July 1, 2007, for the Company's main office and our corporate headquarters located at 2141 Rosecrans Avenue, Suite 1160, in the city of El Segundo. The lease is for a term of seven years, with one option to renew for five years. We occupy approximately 7,600 square feet on the ground floor of a six-story multi-tenant building complex known as The Plaza at Continental Park. The current base rental is $20,385 per month, with annual increases of 3% per year as of July 1 each year.

ITEM 3.    LEGAL PROCEEDINGS

        To the best of our knowledge, there are no pending legal proceedings to which the Company is a party and which may have a materially adverse effect upon the Company's property, business or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the stockholders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On September 4, 2007, shares of the Company's common stock began quotations on the Over the Counter Bulletin Board ("OTCBB") under the symbol "MNHN". The Bancorp stock is not listed on any exchange including the NASDAQ. The OTCBB is a regulated quotation service that displays real-time bid and ask prices and volume information in over-the-counter equity securities. Unlike the NASDAQ however, the OTCBB does not impose listing standards and does not provide automated trade executions. Any investment in Bancorp common stock should be considered a long-term investment as there is currently no active trading market for the Company's stock.

        The Company completed its best efforts initial public offering of common stock on September 26, 2007 by accepting subscriptions for a total of 2,442,631 shares raising gross proceeds of $24,426,310. This, added to an initial private investment by the Company's founders, brought the total shares outstanding to 2,487,631.

        Subsequently, in December 2008, the Company completed a private placement of an additional 1,500,000 shares of its common stock, and, accordingly, at December 31, 2008, had an aggregate of 3,942,631 shares outstanding. See Item 1. Business—Recent Developments."

        Pursuant to the Stock Purchase Agreement between the purchaser of the additional shares and the Company, the Company has agreed to increase the size of its Board to appoint as a director one person nominated by the Manager, and to continue to nominate one person designated by the Manager for election to the Board of Directors so long as the purchaser's Funds continue to own at least ten percent of the outstanding common stock of the Company.

        The information in the following table indicates the highest and lowest sales price and volume of trading for the Bancorp's common stock for partial quarter ended September 30, 2007 and subsequent quarters through December 31, 2008, and is based upon information provided by the OTCBB. The information does not include transactions for which no public records are available. These prices are based upon the actual prices of stock transactions without retail mark-ups, mark-downs, commissions or adjustments.

Period/Calendar Quarter Ended	High	Low	Approximate Trading Volume
September 30, 2007	$10.90	$10.00	20,500
December 31, 2007	$10.65	$9.25	46,000
March 31, 2008	$10.25	$9.25	13,200
June 30, 2008	$9.75	$8.15	46,700
September 30, 2008	$10.00	$7.50	32,900
December 31, 2008	$8.50	$7.50	33,700

Shareholders

        As of March 16, 2009, we have approximately 214 shareholders of record.

Dividends

        To date, we have not paid any cash dividends.

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

        The Bank's ability to pay cash dividends to the Company is also subject to certain legal limitations. No national bank may, pursuant to 12 U.S.C. Section 56, pay dividends from its capital; all dividends must be paid out of the net profits then on hand, after deducting for expenses including losses and bad debts. The payment of dividends out of net profits of a national bank is further limited by 12 U.S.C. Section 60(a) which prohibits a bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock, or if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank's net profits of the preceding half-year in the case of quarterly or semiannual dividends, or the proceeding two consecutive half-year periods are transferred to the surplus fund before each dividend is declared.

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

        In addition, pursuant to the terms of the issuance to the Treasury Department of the Company's Series A Preferred Stock, the consent of the Treasury Department will be required for the Company to issue a common stock dividend or repurchase its common stock, or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under existing compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation approved by security holders	657,480	$9.50	75,309
Equity compensation not approved by security holders	—	—	—

Total	657,480	$9.50	75,309

ITEM 6.    SELECTED FINANCIAL DATA

        The following table set forth our statistical information as of December 31, 2008 and for the year ended December 31, 2008. Also included is statistical information as of December 31, 2007 and for the period from August 15, 2007 (the date the Bank commenced operations) until December 31, 2007. The data should be read in conjunction with the Company's audited statements as of December 31, 2008 and related notes included in ITEM 8. All averages for 2007 are calculated based upon the initial operating period noted above.

(Dollars in thousands except per share data)	As of and for the Period ended December 31, 2008	As of and for the Initial operating Period ended December 31, 2007
Statements of Operations:
Interest income	$3,074	$611
Interest expense	828	102
Net interest income	2,246	509
Provision for loan losses	706	269
Net interest income after provision for loan losses	1,540	240
Non-interest income	53	1
Non-interest expense	6,010	2,454
Net loss from operations	$(4,419)	$(2,213)
Per Share and Other Data:
Basic and diluted loss per share	$(1.72)	$(0.91)
Book value as of period end	$8.60	$8.52
Weighted average shares outstanding—basic and diluted	2,567	2,425
Balance Sheet Data:
Investments and fed funds sold	$12,602	$18,087
Loans, net	$56,467	$17,930
Assets	$92,040	$39,367
Deposits	$47,991	$17,862
Shareholders' equity	$34,288	$21,189
Selected Financial Ratios
Net loss as a percentage of average assets	(7.16)%	(16.86)%
Net loss as a percentage of average equity	(21.81)%	(24.62)%
Dividend payout ratio	—	—
Equity to asset ratio	37.25%	53.82%
Net interest margin	3.89%	4.28%
Credit Quality
Allowance for loan losses	$975	$269
Allowance/total loans	1.70%	1.48%
Non-performing loans	$—	$—
Net (recoveries)/charge-offs	$—	$—
Regulatory Capital Ratios
Tier 1 leverage	46.4%	60.0%
Tier 1 risk-based capital ratio	55.2%	86.5%
Total risk-based capital ratio	56.4%	87.6%

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

        While the Bancorp pre-existed the Bank, the Company's operations commenced with the Bank opening for business on August 15, 2007. Therefore the operating period for 2007 is a period of 139 calendar days. Prior to that date, financial statement information reflects the organizational phase of the Company. Reporting the results of operations between two unequal operating periods is difficult, although the Company has endeavored to provide comparability whenever possible.

OVERVIEW

        The Company recorded a net loss of $4,419,000 ($1.72 basic and fully diluted loss per share) for the year ended December 31, 2008 as compared to a net loss of $2,213,000 ($.91 basic and fully diluted loss per share) for the initial operating period ended December 31, 2007. Net interest income before provision for loan losses increased from $509,000 for the initial period in 2007 to $2,246,000 for the full year ended December 31, 2008. A portion of the increase in the net loss is primarily due to the longer operation period. The 2008 loss is more of a reflection of limited asset growth than the result of asset deterioration or increases in operational expenses.

        The Company's ability to reach profitability is based primarily on growing the size of its earning assets in a profitable manner. The Company's assets increased from $39,367,000 at December 31, 2007 to $92,040,000 or 134% at December 31, 2008. Net loans continue to represent the largest portion of the Company's interest-earning assets, growing not only in volume, but in percentage of the total. At December 31, 2007, net loans were $17,930,000 or 49.8% of interest-earning assets. The comparable total at December 31, 2008 represents an increase of 215% with net loans at $56,467,000 or 81.8% of interest-earning assets. The growth in the loan portfolio is significant because not only does it represent the greatest concentration of the Company's assets, it is also the highest yielding of the Company's assets.

        Deposits increased from $17,862,000 at December 31, 2007 to $47,991,000 or 169% at December 31, 2008. The increase was generated primarily from the Company's local market and at competitive rates.

        The Company's allowance for loan losses was $269,000 or 1.48% of loans at December 31, 2007 compared to $975,000 or 1.70% of loans at December 31, 2008. The increase in the percentage is primarily attributable to adjustment of qualitative factors reflecting the recent downturn in the economy. The Company has had no non-performing loans since its inception.

        Shareholders' equity increased from $21,189,000 at December 31, 2007 to $34,288,000 at December 31, 2008. The increase is primarily due to the infusion of capital from the sale of 1,500,000 shares of the Company common stock in a private placement and the sale of preferred stock to the United State Treasury Department under TARP. The increase net of associated costs from these capital infusions was $16,577,000. The equity was negatively impacted by the 2008 operating loss of $4,419,000.

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

Allowance for loan losses

        The Company maintains an allowance for loan losses ("ALLL") to provide for potential losses in its loan portfolio. Additions to the allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible will be charged against the allowance while recoveries would be credited to the allowance. We have instituted loan policies designed primarily for internal use, to adequately evaluate and assess the analysis of the risk factors associated with the Bank's loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. We conduct a critical evaluation on the loan portfolio monthly.

        The calculation of the adequacy of the ALLL necessarily includes estimates by management applied to known loan portfolio elements. We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio. The 10-point system assigns a value of "1" or "2" to loans that are substantially risk free. Modest, average and acceptable risk loans are assigned point values of "3", "4", and "5", respectively. Loans on the watch list are assigned a point value of "6." Point values of "7," "8," "9" and "10" are assigned respectively to loans classified as special mention, substandard, doubtful and loss. Using these risk factors, management continues the analysis of the general reserves by applying quantitative factors based upon different risk scenarios. In addition, management considers other trends that are qualitative relative to our marketplace, demographic trends, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.

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

RESULTS OF OPERATIONS

Net Loss

        In 2008, the Company reported a net loss of $4,419,000 million for its first full year of operation or $1.72 per share. As noted, the Company commenced operations beginning on August 15, 2007. The recorded loss from operations during 2007, a period of 139 days, was approximately $2,213,000 or $.91 per share. During the Company's initial growth phase, it was always anticipated that the Bank, as the income producing subsidiary of the Company, would operate at a loss.

        In addition to the initial challenge of building the Company's interest-bearing assets to a level which would support ongoing profitability, the financial industry in general, and the Bank specifically, was negatively affected by the compression of the spread between rates generated by interest-rate-bearing assets and rates associated with the funding to those assets. This resulted in a reduction in net interest margin from 4.56%, the results for fourth quarter of 2007, to 3.82%, the comparable results for the fourth quarter of 2008.

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

Net Interest Income

        The Company's ability to produce dependable earnings is directly tied to the net interest income, which is the difference between what we earn on loans and other interest-earning assets and the interest we pay on deposits and borrowed funds. Total interest income can fluctuate based upon the mix of earning assets between loans, investments and federal funds sold and the related rates associated with their balances. Some of the funding sources for these assets also have an interest cost which can fluctuate based upon the mix of interest-bearing and non-interest bearing liabilities and the related rates associated with their balances. The net number between the interest income and the interest expense is called net interest income and is often expressed as interest rate spread and net interest margin.

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

        The following table presents the weighted average yield on each specific category of interest earning asset, the weighted average rate paid on each specific category of interest bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated. The weighted average rates for 2007 have been annualized to provide a more accurate comparison.

	Year ended December 31, 2008			August 15, 2007 through December 31, 2007
	Average Balance	Interest Income/ Expense	Weighted Average Rate Earned/Paid	Average Balance	Interest Income/ Expense	Weighted Average Rate Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold(1)	$8,274	$173	2.09%	$20,973	$336	4.22%
Deposits with other financial institutions	3,271	108	3.30%	842	16	5.10%
Investments(2)	7,292	422	5.79%	2,691	65	6.34%
Loans(3)	38,868	2,371	6.10%	6,724	194	7.58%

Total interest-earning assets	57,705	3,074	5.33%	31,230	611	5.14%

Non-interest-earning assets	4,030			3,240

Total assets	$61,735			$34,470

Interest-bearing liabilities:
Demand	$1,308	$1	0.11%	$83	$—	0.50%
Savings and money market	6,430	126	1.96%	3,016	39	3.33%
Certificates of deposit	20,001	598	2.99%	4,100	63	4.05%
FHLB advances	2,325	103	4.36%	—	—	0.00%

Total interest-bearing liabilities	30,064	828	2.76%	7,199	102	3.71%

Non-interest-bearing demand deposits	10,956			3,441

Total funding sources	41,020		2.02%	10,640		2.46%
Non-interest-bearing liabilities	448			222
Shareholders' equity	20,267			23,608

Total liabilities and shareholders' equity	$61,735			$34,470

Excess of interest-earning assets over funding sources	$16,685			$20,590
Net interest income		$2,246			$509

Net interest rate spread			2.57%			1.43%
Net interest margin			3.89%			4.28%

(1)
Included in federal funds sold interest income for 2007 are funds paid to the Bancorp of approximately $64,000 associated with earnings on subscription funds payable only to the Bancorp upon successful close of the Company's offering. There is no corresponding average balance on the Company's books.

(2)
Dividend income from the Bank's investment in Non-Marketable Stocks of approximately $55,000 for 2008 and $14,000 for the period ended December 31, 2007 are included in the investment income, although the corresponding average balance is included in other assets.

(3)
The average balance of loans is calculated net of deferred loan fees/costs, but would include non-accrual loans, if any, with a zero yield. Loan costs net of amortized fees included in total net income were approximately $45,000 in 2008. Loan fees net of amortized costs included in total net income were less than $1,000 in 2007.

        No analysis of rate and volume variance is presented for this Form 10-K as the two operating periods are so dissimilar.

        To facilitate a better understanding of the Company's financial position and the results of its operations, comparisons are being made to the prior three-month period ended September 30, 2008.

        The following table sets forth the interest income, interest expense, net interest income before provisions for loan losses and net interest margin for the periods presented:

	Three Months Ended
	December 31, 2008	September 30, 2008	Percent Change
	(Unaudited) (Dollars in thousands)
Interest income	$909	$909	0.00%
Interest expense	248	311	(20.26)%

Net interest income before provision for loan losses	$661	$598	10.54%

Net interest margin	3.82%	3.21%	19.00%

        The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, the resulting interest rate spread, and the net interest margin for the two consecutive three months periods indicated:

ANALYSIS OF NET INTEREST INCOME

	Three months ended December 31, 2008			Three months ended September 30, 2008
	Average Balance	Interest Income/ Expense	Weighted Average Rate Earned/Paid	Average Balance	Interest Income/ Expense	Weighted Average Rate Earned/Paid
	(Unaudited) (Dollars in thousands)
Interest-earning assets:
Federal funds sold	$4,287	$8	0.74%	$17,528	$86	1.95%
Deposits with other financial institutions	6,187	42	2.70%	3,813	29	3.03%
Investments	8,108	121	5.94%	7,051	91	5.13%
Loans(1)	50,340	738	5.83%	45,820	703	6.10%

Total interest-earning assets	68,922	909	5.25%	74,212	909	4.87%

Non-interest-earning assets	4,275			4,096

Total assets	$73,197			$78,308

Interest-bearing liabilities:
Demand	$1,798	$0	0.10%	$1,499	$0	0.10%
Savings and money market	9,757	44	1.79%	7,239	33	1.81%
Certificates of deposit	23,192	154	2.64%	32,261	227	2.80%
FHLB advances	4,554	50	4.30%	4,501	50	4.38%

Total interest-bearing liabilities	39,301	248	2.51%	45,500	311	2.72%

Non-interest-bearing demand deposits	13,176			12,256

Total funding sources	52,477		1.88%	57,756		2.14%
Non-interest-bearing liabilities	565			537
Shareholders' equity	20,155			20,015

Total liabilities and shareholders' equity	$73,197			$78,308

Excess of interest-earning assets over funding sources	$16,445			$16,456
Net interest income		$661			$598

Net interest rate spread			2.73%			2.16%
Net interest margin			3.82%			3.21%

(1)
The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield. Loan costs net of amortized fees included in total net income were approximately $5,000 for the three-month period ended December 31, 2008 and $14,000 for the three-month period ended September 30, 2008.

        The table below sets forth changes for the consecutive three-month periods ended December 31, 2008 and September 30, 2008 for average earning assets, average interest bearing liabilities, and their respective rates:

VARIANCE IN BALANCES AND RATES

	Average Balance for the three months ended				Average Yield/Rate for the three months ended
			Variance
	December 31, 2008	September 30, 2008			December 31, 2008	September 30, 2008
			dollar	percent			Variance
	(Unaudited) (dollars in thousands)
Interest-earning assets:
Federal funds sold	$4,287	$17,528	$(13,241)	(75.54)%	0.74%	1.95%	(1.21)%
Deposits with other financial institutions	6,187	3,813	2,374	62.26%	2.70%	3.03%	(0.33)%
Investments	8,108	7,051	1,057	14.99%	5.94%	5.13%	0.80%
Loans	50,340	45,820	4,520	9.86%	5.83%	6.10%	(0.27)%

Total interest-earning assets	$68,922	$74,212	$(5,290)	(7.13)%	5.25%	4.87%	0.37%

Interest-bearing liabilities:
Interest-bearing demand	$1,798	$1,499	$299	19.95%	0.10%	0.10%	0.00%
Savings and money market	9,757	7,239	2,518	34.78%	1.79%	1.81%	(0.02)%
Certificates of deposit	23,192	32,261	(9,069)	(28.11)%	2.64%	2.80%	(0.16)%
FHLB advances	4,554	4,501	53	1.18%	4.30%	4.38%	(0.08)%

Total interest-bearing liabilities	$39,301	$45,500	$(6,199)	(13.62)%	2.51%	2.72%	(0.20)%

        A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the consecutive three-month periods ended December 31, 2008 and September 30, 2008:

	For the three months ended December 31, 2008 over September 30, 2008
	Volume	Rate	Total
	(Unaudited)
Interest income:
Federal funds sold	$(65)	$(13)	$(78)
Deposits with other financial instituions	18	(5)	13
Investments	14	16	30
Loans	69	(34)	35

Net increase (decrease)	36	(36)	—

Interest expense:
Interest bearing demand	—	—	—
Savings and money market	11	—	11
Certificates of deposit	(64)	(9)	(73)
FHLB advances	—	—	—

Net (decrease)	(53)	(9)	(62)

Total net increase (decrease)	$89	$(27)	$62

        A review of the above tables shows that the overall increase in net interest income of approximately $62,000 between the two consecutive quarters ending at December 31, 2008 is the result of several factors.

        Among the most significant factors was the overall decline in earning assets, down approximately $5.3 million or 7.1% between September 30, 2008 and December 31, 2008. The source of this overall decline stemmed from the higher balances in Federal funds sold during the 3rd quarter required to maintain liquidity necessitated by the volatile nature of their funding source. Significant balances were held in liquid CD's, which were subject to immediate withdrawal without notice. Following the reduction in these balances to a more reasonable level, the average outstanding Federal funds sold level returned to a more normal level of 6.2% of average interest-earning assets during the 4th quarter of 2008 from 23.6% in the 3rd quarter. The percentage of average loan dollars outstanding, as a percentage of interest-earning assets grew from 61.7% percent as of September 30, 2008 to 73.0% as of December 31, 2008 improving the earning mix where the return on Federal funds sold averaged less than 75 basis points and loan averaged approximately 5.8% during the final quarter of 2008.

        The benefit from the shift in earning asset mix, however, was fully offset by declines experienced in interest rates on both loans and Fed funds sold. Interest income from all interest-earning categories experienced no growth remaining at approximately $909,000 for each of the last two quarters of 2008.

        Interest expense declined by $63,000 from the quarter ended September 30, 2008 compared to the quarter ended December 31, 2008 due to decreases in balances outstanding for certificates of deposit, as well as effective rate reductions, which reduction in interest expense was partially offset by interest costs associated with higher money market balances outstanding.

Provision for Loan Losses

        The Company made provisions for loan losses of $706,000 for the year ended December 31, 2008 compared to $269,000 for the initial operating period ended December 31, 2007. The growth of loans outstanding between the end of 2008 and the end of 2007 is the primary reason for the noted increase. These provisions were based on the Bank's policy and procedures for the establishing the ALLL. See "Allowance for Loan Losses".

Non-Interest Income

        Non-interest income for both the year ended December 31, 2008 and the initial operating period ended December 31, 2007 was negligible.

Non-Interest Expense

        The following table lists the major components of the Company's non-interest expense (dollars in thousands):

	For the Year Ended December 31, 2008	From August 15, 2007 Through December 31, 2007
Compensation and benefits	$3,743	$1,743
Occupancy and equipment	666	239
Professional and administrative	568	87
Technology and communications	509	148
Marketing and business development	256	90
Other non-interest expenses	268	147

Total non-interest expense	$6,010	$2,454

        As the two operation periods are dissimilar and the initial operating period reflects certain upfront expenditures detailed analysis is limited here.

        During the full year ending December 31, 2008, the compensation and benefits costs of $3,743,000 included approximately $691,000 of share-based compensation. Compensation and benefits accounted for approximately 62% of the non-interest expenses of the Company for the year ended December 31, 2008.

        During the period ended December 31, 2007, the compensation and benefits cost of $1,743,000 for the five months included approximately $267,000 of share-based compensation. Compensation and benefits accounted for approximately 71% of the non-interest expenses of the Company. To generate and grow the Bank's loan and deposit customer base more aggressively, the management of the Company elected to employ a core operating and business development team, the cost of which is reflected in the numbers noted above.

        During the period of organization, the Company incurred pre-opening expenses of approximately $269,000 during the year ended December 31, 2006 and approximately $733,000 for the period January 1, 2007 through August 14, 2007. These costs included salaries, employment taxes, rent, legal and professional fees as well as office supplies and other miscellaneous operating costs. By prior agreement, the Bancorp was reimbursed for all pre-opening expenses advanced by the Bancorp to the Bank once the Bank was capitalized with funds from the public offering.

FINANCIAL CONDITION

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

        Our time deposit investments generally have terms of less than two years and are placed with financial institutions in amounts that provide full coverage from the FDIC. As of December 31, 2008, the weighted average yield for the time deposits was 2.6% with an average weighted remaining life of approximately 2 months. As of December 31, 2007, the weighted average yield for the time deposits was 4.86% with the weighted average life of approximately one year.

        The Bank's current investment portfolio consists of U.S. Government Agencies securities, mortgage-backed securities and taxable-municipal bonds with an expected weighted average life of approximately six years.

        The present strategy is to stagger the maturities of our time deposits and investment securities to meet our overall liquidity requirements. Additional information regarding the composition, maturities and yields of the security portfolios as of December 31, 2008 is found in Note 5 to the Company's financial statement in Item 8 of this document.

Loans

        The loan portfolio has consistently increased since the Bank commenced business in mid-August of 2007. Loan growth is attributable to marketing efforts with credit extended primarily to the Bank's defined market area.

        The following table sets forth the composition of the Bank's loan portfolio at the following:

	December 31, 2008		December 31, 2007
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
	(Dollars in Thousands)		(Dollars in Thousands)
Commercial loans	$18,305	31.8%	$7,855	43.3%
Real estate loans	31,842	55.4%	9,243	51.0%
Real estate—construction	1,194	2.1%	—	0.0%
Other loans	6,152	10.7%	1,024	5.7%

Total Loans	57,493	100.0%	18,122	100.0%

Add: Purchase Premium	40		50
Add: Unamortized Costs	61		40
Less: Deferred Fees	(152)		(13)
Less—Allowance for loan losses	(975)		(269)

Net loans	56,467		17,930

        Of the Bank's total loans outstanding at December 31, 2008, 24.7% were due in one year or less, 32.4% were due in 1 to 5 years and 42.9% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between borrower and the Bank. Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of December 31, 2008

	Within One Year	Maturing One to Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$10,330	$5,975	$2,000	$18,305
Real Estate	1,700	11,489	18,653	31,842
Real Estate—Construction	1,194	—	—	1,194
Other Loans	995	1,171	3,986	6,152

Total	$14,219	$18,635	$24,639	$57,493

Loans with pre-determined interest rates	$1,626	$10,124	$2,458	$14,208
Loans with floating or adjustable rates	12,593	8,511	22,181	43,285

Total	$14,219	$18,635	$24,639	$57,493

        Of the gross loans outstanding as of December 31, 2008, approximately 75% of the outstanding loan dollars had adjustable rates. The adjustable rate loans generally have interest rates tied to the prime rate and would adjust with changes in the rate on a daily basis.

        Commercial Loans.    The Bank offers a variety of commercial loans, including secured and unsecured term and revolving lines of credit, equipment loans, accounts receivable loans and SBA loans. Approximately 90% of the outstanding loan dollars of the commercial loans have adjustable rates. The Bank underwrites secured terms loans and revolving lines of credit primarily on the basis of a borrower's cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable. Should the borrower default and the Bank forecloses on the assets, we may not be able to recover the full amount of the loan.

        Real Estate Loans.    The Bank's real estate loans are secured primarily by commercial property. Approximately 67% of the loan dollars outstanding are adjustable during the term of the loan. Approximately 59% of the total real estate loans have a remaining maturity between five and ten years. As of December 31, 2008, the weighted average ratio of the current loan extension to the underlying value of the property was approximately 49%. No individual loan to value ratio exceeded 73%.

        Other Loans.    The Bank offers other types of loans, including home equity lines of credit. Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 75% of the appraised value of the borrower's property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

        We enter into or may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers. In both 2008 and 2007 these were substantially limited to undisbursed commitments to extend credit to both businesses and individuals. These commitments were associated with loans and were therefore subject to the same credit underwriting policies and practices as other on-balance sheet obligations. When deemed advisable, the Bank obtains collateral to support such commitments.

        Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. There was $15.3 and $7.3 million in undisbursed loan commitment as of December 31, 2008 and 2007 respectively.

Non-Performing Assets

        Non-performing assets consist of non-performing loans and other real estate owned ("OREO"). Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, have not been restructured or placed on non-accrual status, and are accruing interest; and (iii) troubled debt restructures ("TDRs"). OREO is comprised of real estate acquired in satisfaction of a loan either through foreclosure or deed in lieu of foreclosure.

        The Bank had no non-performing assets at December 31, 2008 or December 31, 2007.

Allowance for Loan Losses

        The analysis of the allowance for loan losses is comprised of three components: specific credit allocations, general portfolios allocations, and subjective risk factors which are applied to determined allocations. The Bank accounts for problem loans in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on the discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based upon the credit rating of the loan. The subjective portion is determined based upon the Bank's evaluation of various factors including current economic conditions and trends in the portfolios including delinquencies and impairment, as well as changes in the composition of the portfolio and economic market trends.

        The allowance for loan losses is based on estimates, and ultimately losses will vary from current estimates. There estimates are reviewed monthly by the Board of Directors of the Bank, and reflect the adjustments, either positive or negative, from management or from the Bank Board's Loan Committee with the corresponding increase or decrease in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses has been applied consistently and has been evaluated during the year 2008 by regulators and external auditing firms for appropriateness.

        There have been no charge-offs since the Bank inception. The allowance for loan losses as a percentage of total gross loans at December 31, 2008 and 2007 was 1.70% and 1.48% respectively.

Deposits and Borrowed Funds

        Deposits are the Bank's primary source of funds. We offer a range of deposit products. As of December 31, 2008, 32% of the Company's deposits were non-interest bearing demand deposits up from 30% as of December 31, 2007. At December 31, 2008, the Company had a limited amount (less than 2%) in 'reciprocal brokered deposits' under the CDARS program. At December 31, 2007, we had no brokered funds on deposit.

        The Analysis of Net Interest Income, found above, summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Bank's initial operating period from August 15, 2007 through December 31, 2007 and for the full year ended December 31, 2008.

        The following table shows the remaining maturity of the Bank's time deposits as of December 31, 2008:

Maturities of Time Deposits of $100,000 or More	Amount
(in thousands)
Three months or less	$7,685
Over three and through six months	10,019
Over six and through twelve months	440
Over twelve months	—

Total	$18,144

        The Bank has established borrowing lines with the Federal Home Loan Bank ("FHLB") during 2008. At December 31, 2008, the Bank had borrowed from the FHLB $9.5 million that was collateralized by both loans and securities. The average rate that was paid on FHLB borrowings was 4.36%. See Note 9 of the Consolidated Financial Statements filed on this Form 10-K for additional information related to the Bank's borrowing from the FHLB.

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

        As discussed in Note 15 to the Consolidated Financial Statements, our capital exceeded the minimum regulatory requirements and exceeded the regulatory definition required to be "Well Capitalized" as defined in the regulations issued by our regulatory agencies.

Liquidity and Liquidity Management

        Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals, fund loan commitments, and to meet other commitments on a timely and cost effective basis. The acquisition of deposits is our primary source of funds. This relatively stable and low-cost source of funds has, along with the initial balances in stockholders' equity, provided 100% of the funding for the initial operating period in 2007. During 2008, the Company's funding sources were expanded to included advances from the Federal Home Loan Bank of San Francisco.

        We also have liquidity as a net seller of overnight federal funds sold at a level that would cushion in part any unexpected increase in demand for funds or decrease in funds deposited. During 2008, we had an average balance of $8,274,000 in overnight federal funds sold representing 13% of our average assets. During 2007, we had an average balance of $21.0 million in overnight federal funds sold representing 61% of our average assets. Both ratios were far above the minimum of 3% established in the Company's liquidity policy.

        To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities. As of December 31, 2008 and 2007, liquid assets (cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral) as a percentage of Company's deposits were 53% and 98%, respectively.

        While liquidity has not been a major concern in either 2008 or 2007, management has established secondary sources of liquidity. At present, the Bank maintains lines of credit totaling $6 million with two correspondent banks for the purchase of overnight federal funds. The line is subject to availability of funds and has restrictions as to the number of days used during the month. Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of "brokered deposits" (defined to include not only deposits acquired with deposit brokers but also deposits bearing interest rates far above the local market rates), typically attracting large certificates of deposit at high interest rates. The Company has a limited amount of "reciprocal brokered deposits" through the CDARS program, which totaled approximately $902,000 at December 31, 2008 with no such deposits as of December 31, 2007.

        During 2008, the Bank established a credit line with the Federal Home Loan Bank of San Francisco. Under the line of credit, the Bank may borrow against certain percentages of eligible collateral as established by agreement but not more than 15% of the Bank's total assets. As of December 31, 2008 the line of credit was approximately $10,767,000, against which the Bank had borrowed $9,500,000. See related discussion below under Deposits and Borrowed Funds.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

        Interest rate risk is the exposure of a bank's financial condition and results of operations to adverse movements in interest rates. Movements in interest rates affect both the generation of earnings as well as the market value of assets and liabilities. Interest rate risk results from more than just the differences in the maturity or repricing opportunities of interest-earning assets and interest-bearing liabilities. Other factors that affect the interest rate risk include changes in the slope of the yield curve over time, imperfect correlation in the adjustment of rates earned and paid on different instruments with similar characteristics, interest-rate-related embedded options such as loan floors, ceilings, and prepayments, as well as callable investment securities and early withdrawal of time deposits.

        The potential impact of interest rate risk is significant as it has related effects to liquidity and capital adequacy, the consequences of which may reduce earnings or increase losses. While we recognize that interest rate risk is a routine part of banking operations, the objective of interest rate risk management is to measure, monitor and control exposure of net interest income to excessive risks associated with interest rate movements.

        Understanding the inherent weakness in traditional gap analysis to properly measure interest rate risk, the Bank employs modeling techniques which measures the effect of interest rate shocks on the net interest income and the market value of equity on the Bank's existing mix of assets and liabilities.

        The results of the model's simulations on the potential loss of net interest income as of December 31, 2008 reflect the following:

Earnings at Risk
Rate Shock (in basis points)	Maximum Policy Guideline	% (Loss) Gain in Net Interest Income
-300	(15)%	(10.9)%
-200	(10)%	(7.4)%
-100	(5)%	(3.7)%
+100	(5)%	3.2%
+200	(10)%	5.6%
+300	(15)%	7.8%

        The method employed in rate shocking the earnings at risk is "ramping", i.e. changing the indicated rate movement gradually over a 12 month horizon. Based upon the model simulation as of December 31, 2008, the Bank interest rate risk exposure as measured by rate movement on net interest income is within policy guidelines.

        The results of the model's simulations on the potential loss in the market value of equity as of December 31, 2008 reflect the following:

Market Value of Equity
Rate Shock (in basis points)	Maximum Policy Guideline	% (Loss) Gain in Market Value of Equity
-300	(30)%	1.9%
-200	(20)%	0.1%
-100	(10)%	(0.3)%
+100	(10)%	(3.0)%
+200	(20)%	(5.4)%
+300	(30)%	(7.1)%

        The method employed in rate shocking the market value of equity is referred to as "regulatory shock", i.e. changing the indicated rates instantaneously. Based upon the model simulation as of December 31, 2008, the Bank interest rate exposure as measured by rate movement on the market value of the Bank's equity is within policy guidelines.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Manhattan Bancorp and Subsidiary
El Segundo, California

We have audited the accompanying consolidated balance sheets of Manhattan Bancorp and Subsidiary (the "Company"), as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2008 and the period August 15, 2007 (Commencement of Business) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manhattan Bancorp and Subsidiary, as of December 31, 2008 and 2007, and the results of its operations, changes in its stockholders' equity, and its cash flows for the year ended December 31, 2008 and the period August 15, 2007 (Commencement of Business) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
March 26, 2009

Manhattan Bancorp and Subsidiary

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Cash and due from banks	$19,710,235	$398,333
Federal funds sold	—	8,565,000

Total cash and cash equivalents	19,710,235	8,963,333
Time deposits-other financial institutions	4,198,000	2,386,000
Investments securities-available for sale	7,413,824	6,148,695
Investments securities-held to maturity	990,533	987,275
Loans	57,441,936	18,198,570
Allowance for loan losses	(975,000)	(269,000)

Net loans	56,466,936	17,929,570
Permises and equipment, net	1,357,276	1,581,811
Nonmarketable Securities	1,445,050	1,048,500
Accrued interest receivable and other assets	457,841	321,550

Total assets	$92,039,695	$39,366,734

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing demand	$15,379,258	$5,395,028
Interest bearing:
Demand	1,734,425	1,143,269
Savings and money market	8,226,974	4,244,393
Certificates of deposit equal to or greater than $100,000	18,144,355	6,190,200
Certificates of deposit less than $100,000	4,505,838	889,429

Total deposits	47,990,850	17,862,319
FHLB advances	9,500,000	—
Accrued interest payable and other liabilities	261,317	315,481

Total liabilities	57,752,167	18,177,800
Commitments and contingencies—note 14	—	—
Stockholders' equity
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, 1,700 in 2008 and none in 2007, net	1,558,517	—
Common stock-no par value; 10,000,000 shares authorized; issued and outstanding, 3,987,631 in 2008 and 2,487,631 in 2007	38,977,282	24,078,828
Common stock warrant	120,417	—
Additional paid in capital	957,825	266,908
Unrealized gain on available-for-sale securities	307,488	58,158
Accumulated deficit	(7,634,001)	(3,214,960)

Total stockholders' equity	34,287,528	21,188,934

Total liabilities and stockholders' equity	$92,039,695	$39,366,734

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Operations

	Year Ended December 31, 2008	The Period August 15, 2007 (Commencement of Business) Through December 31, 2007
Interest income
Interest and fees on loans	$2,370,938	$194,090
Interest on investment securities	422,449	64,928
Interest on federal funds sold	173,116	335,675
Interest on time deposits-other financial institutions	107,468	16,361

Total interest income	3,073,971	611,054
Interest expense
Interest on deposits	725,232	101,613
Interest on FHLB advances	102,943	—

Total interest expense	828,175	101,613
Net interest income	2,245,796	509,441
Provision for loan losses	706,000	269,000

Net interest income after provision for loan losses	1,539,796	240,441
Non-interest Income	53,147	1,005

Non-interest expense
Compensation and benefits	3,742,821	1,742,734
Occupancy and equipment	665,882	239,585
Professional and administrative expenses	567,778	86,824
Technology and communication	509,012	147,679
Marketing and business development	256,571	89,735
Other non-interest expenses	268,320	147,113

Total non-interest expenses	6,010,384	2,453,670

Loss before income taxes	(4,417,441)	(2,212,224)
Provision for income taxes	1,600	800

Net loss	$(4,419,041)	$(2,213,024)

Weighted average number of shares outstanding (basic and diluted)	2,566,919	2,425,280

Basic and diluted loss per share	$(1.72)	$(0.91)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Stockholders' Equity

December 31, 2008 and 2007

		Common Stock
				Common Stock Warrants	Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss
	Preferred Stock	Shares	Amount			Comprehensive Loss			Total
Balance at December 31, 2006	$—	42,500	$425,000	$—	$—	$—	(269,392)	$—	155,608
Issuance of common stock to founders		2,500	25,000						25,000
Issuance of common stock in public offering, net of costs		2,442,631	23,628,828						23,628,828
Share-based compensation expense					266,908				266,908
Unrealized gain on investment securities						58,158		58,158	58,158
Organizational expenses							(732,544)		(732,544)
Net loss						(2,213,024)	(2,213,024)		(2,213,024)

Total comprehensive loss						$(2,154,866)

Balance at December 31, 2007	—	2,487,631	24,078,828	—	266,908	—	(3,214,960)	58,158	21,188,934
Issuance of common stock in private placement, net of costs		1,500,000	$14,898,454						14,898,454
Issuance of 1,700 shares of TARP preferred stock, net of selling costs and discount	1,558,517								1,558,517
Issuance of common stock warrant				120,417					120,417
Share-based compensation expense					690,917				690,917
Unrealized gain on investment securities						249,330	—	249,330	249,330
Net loss						(4,419,041)	(4,419,041)		(4,419,041)

Total comprehensive loss						$(4,169,711)

Balance at December 31, 2008	$1,558,517	3,987,631	$38,977,282	$120,417	$957,825		$(7,634,001)	$307,488	$34,287,528

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Cash Flows from Operating Activities
Net loss for the year ended December 31, 2008	$(4,419,041)	$—
Net loss from August 15, 2007 (Commencement of Business) to December 31, 2007	—	(2,213,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Depreciation and amortization	300,501	122,860
Provision for loan losses	706,000	269,000
Share-based compensation	690,917	266,908
(Increase) in accrued interest receivable and other assets	(155,449)	(282,273)
(Decrease) increase in accrued interest payable and other liabilities	(54,164)	202,357

Net cash used in operating activities	(2,931,236)	(1,634,172)

Cash Flows from Investing Activities
Net increase in loans	(39,243,366)	(18,198,570)
Net increase in time deposits-other financial institutions	(1,812,000)	(2,386,000)
Proceeds from repayment and maturities from investments securities	999,163	—
Purchase of held-to-maturity securities	—	(987,274)
Purchase of available-for-sale securities	(1,999,062)	(6,090,537)
Purchase of premises and equipment	(75,966)	(1,681,640)
Purchase of other bank stock	(396,550)	(1,048,500)

Net cash used in investing activities	(42,527,781)	(30,392,521)

Cash Flows from Financing Activities
Net increase in:
Demand deposits	9,984,230	5,395,028
NOW, savings and money market	4,573,737	5,387,662
Certificates of deposits	15,570,564	7,079,629
Organizational expenses	—	(732,544)
Increase in borrowings	9,500,000	—
Proceeds from issuance of common stock, net of selling costs	14,898,454	23,653,828
Proceeds from issuance of preferred stock, net of selling costs and discount	1,558,517	—
Issuance of common stock warrant	120,417	—

Net cash provided by financing activities	56,205,919	40,783,603

Net increase in cash and cash equivalents	10,746,902	8,756,910
Cash and Cash Equivalents at Beginning of Period	8,963,333	206,423

Cash and Cash Equivalents at End of Period	$19,710,235	$8,963,333

Supplementary Information: Cash Paid during the Year on:
Interest	$808,018	$113,868

Income taxes	$1,600	$800

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

Note 2. Summary of Significant Policies

Basis of Financial Statement Presentation

        For the period from June 19, 2006 (inception) to August 15, 2007, the Company was in a development stage, engaging in the preparation of applications for regulatory approvals, raising capital, financial planning, systems development, acquisition of equipment and facilities as well as recruiting activities. When the Bank commenced its operations, the Company officially became a bank holding company. All net expenses, which were incurred during the period from June 19, 2006 through August 15, 2007, are reported in the statement of stockholders' equity as organizational expenses. The Statement of Operations for 2007 presents the results of operations of the Company for the period from August 15, 2007 to December 31, 2007. The Statement of Operations for 2008 presents the results of operations of the Company for the full year ending December 31, 2008.

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

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 2. Summary of Significant Policies (Continued)

Cash and Due from Banks

        Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The reserve required to be maintained at the Federal Reserve Bank was $145,000 and $25,000 at December 31, 2008 and 2007, respectively. The Bank maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Federal funds sold are similar to uncollateralized loans. Management regularly evaluates the credit risk of these transactions and believes that the Company is not exposed to any significant credit risk on cash or cash equivalents.

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

Loans and Interest on Loans

        The Company currently extends credit to its customers in the form of commercial, commercial real estate and consumer loans. Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees and deferred loan origination costs, is amortized and included in interest income over the life of the loan using the interest method whenever possible.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 2. Summary of Significant Policies (Continued)

        Interest income is recognized on an accrual basis daily and credited to income based upon the principal amount outstanding.

        The accrual of interest on loans is discontinued at the time the loan becomes 90-days delinquent unless the credit is well-secured and in the process of collection. In some cases, loans can be placed on a non-accrual status or be charged-off at an earlier date if collection of principal or interest is considered doubtful.

        If a loan is either placed on a non-accrual status or has been charged-off, for all interest income that has been accrued but not yet collected, the unpaid accrued interest receivable is reversed against interest income. Subsequently, interest income is recognized only to the extent of cash payments received and the loan's principal balance is deemed collectible.

        For impairment recognized in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, the entire change in the present value of expected cash flows of the impaired loan is reported as either additional provision of loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

Allowance for Loan Losses

        The allowance for loan losses is based upon estimates and ultimate losses may vary from current estimates. These estimates are reviewed monthly and, as adjustments become necessary, they are recorded in the results of operations in the periods in which they become known. The allowance is increased by provisions for loan losses charged to expense. The balance of a loan deemed uncollectible is charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to seven years for furniture and equipment. Leasehold improvements are amortized over the estimated useful lives of the improvements but not more than the remaining lease term with extensions, whichever is shorter. The straight-line method of depreciation is followed for financial reporting purposes, while both accelerated and straight-line methods are followed for income tax purposes.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 2. Summary of Significant Policies (Continued)

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

Other Real Estate Owned

        It is the Company's policy that all real estate properties that would be acquired through, or in lieu of, loan foreclosure would be initially recorded at the lower of fair value or cost, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations would be periodically performed by management and the real estate would be carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from operations and additions to the valuation allowance would be included in other expenses. The Company does not have any Other Real Estate Owned at December 31, 2008 or 2007.

Commitments and Letters of Credit

        In the ordinary course of business, the Company may enter into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments, when indistinguishable from the underlying funded loan, is considered in our determination of the allowance for loan losses. Other liabilities in the balance sheet include the portion of the allowance which is distinguishable and related to undrawn commitments to extend credit.

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

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 2. Summary of Significant Policies (Continued)

Organizational and start-up costs

        Organizational and start-up costs were charged to operations as they were incurred pursuant to Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." See Note 17 to the Financial Statements.

Other Comprehensive Income (Loss)

        SFAS No. 130 "Reporting Comprehensive Income" requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities is the only component of Accumulated Other Comprehensive Income (Loss) for the Company.

Earnings (Loss) Per Share

        The Company follows SFAS No. 128, Earnings per Share. Basic earnings (loss) per share represents income available (loss reported) to common stock divided by the weighted average number of common shares outstanding during the period reported on the Statement of Operations. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding at December 31, 2008 or December 31, 2007. The weighted average number of shares used to calculate loss per share for the year ended December 31, 2008 was 2,566,919. The weighted average number of shares for the initial operating period ended December 31, 2007 was 2,425,280.

Equity Compensation Plans

        The Company's 2007 Stock Option Plan ("Plan") provides for the issuance of up to 732,789 shares of the Company's common stock upon the exercise of incentive and non-qualified options. The Plan was approved on August 10, 2007 by the Company's Board of Directors and the then existing shareholders, and expires in 2017.

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

Note 3. Recent Accounting Pronouncements

        ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109." FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 3. Recent Accounting Pronouncements (Continued)

examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of FIN 48 as of January 1, 2007 did not significantly impact on the Company's financial statements.

        In July, 2006, FASB issued FASB Staff Position ("FSP") No. 48-1 "Definition of Settlement in FIN No. 48." FSP No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP No. 48-1 was effective retroactively as of January 1, 2007 and did not impact the Company's financial statement.

        FAIR VALUE MEASUREMENTS: In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008 and did not have a significant impact on the Company's financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115." SFAS No. 159 permits an entity to choose to measure financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however the amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company did not apply SFAS No. 159 to any financial instruments other than on investment securities available for sale.

        FSP No. 115-1,"The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP No. 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP No. 115-1 nullifies certain provisions of Emerging Issues Task Force ("EITF") No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," while retaining the disclosure requirements of EITF No. 03-1 which were adopted in 2003. The adoption of FSP No. 115-1 did not impact the Company's financial statements.

        In February 2008, the FASB issued FSP SFAS No. 157-1, "Application of FASB Statement No. 17 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13," and FSP SFAS No. 157-2, "Effective Date of FASB

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 3. Recent Accounting Pronouncements (Continued)

Statement No. 157." FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, "Fair Value Measurements." FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the implementation of FSP SFAS No. 157-1 to have a material impact on its financial position, results of operations, or cash flows. Additionally, in accordance with FSP SFAS No. 157-2 the Company will delay the application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009 and does not expect the application to have a material effect on the Company's financial position, results of operations, or cash flows.

        In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Assets When the Market for That Asset is Not Active." FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate certain key considerations in the determination of fair value of a financial assets when the market for that asset is not active. This FSP become effective immediately upon issuance. The adoption of FSP SFAS No. 157-3 did not impact the Company's financial statements.

        BUSINESS COMBINATIONS: In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141 (R)") and SFAS No. 160, "Accounting and Reporting of Noncontrolliing Interest in Consolidated Statements, an Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. This will be effective for the Company for the calendar year beginning January 1, 2009. SFAS No. 141(R) and SFAS No. 160 are effective prospectively; however, the reporting provisions of SFAS No. 160 are effective retroactively. The Company does not currently have any business combinations scheduled and the Company's only consolidated subsidiary is wholly owned by the Company. Management therefore does not anticipate that there will be a material impact on the Company's financial condition or results of operations from adoption of these accounting pronouncements.

        GENERALLY ACCEPTED ACCOUNTING PRINCIPLES: In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principals to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. The FASB issued SFAS No. 162, because the current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants ("AICPA") Statement of Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles," is directed to the auditor and not the entity, it is complex, and it ranks FASB Statements of Financial Concepts below industry practices that are widely recognized as generally accepted but that are not subject to due process. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendment to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not anticipate the adoption of SFAS No. 162 to have a material impact of its financial position, results of operations, or cash flows.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 4. Interest-Earning Assets with Other Financial Institutions

        At December 31, 2008, the Company had interest-earning deposits with other financial institutions of $4.2 million with a weighted average yield of 2.55%, and an average weighted remaining life of approximately 2.3 months. At December 31, 2007, the Company had interest-earning deposits with other financial institutions of $2.4 million with a weighted average yield of 4.86%, and an average weighted remaining life of approximately 4.6 months.

Note 5. Investment Securities

        Investment securities have been classified in the balance sheet according to management's intent. The following is a summary of the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses at December 31, 2008 and 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2008
Available-for-sale securities:
U.S. government and agency securities	$980	$28	$—	$1,008
Mortgage-backed securities	6,127	279	—	6,406

Total available-for-sale securities	$7,107	$307	$—	$7,414

Held-to-maturity securities:
State and municipal securities	$991	$1	$5	$987

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2007
Available-for-sale securities:
U.S. government and agency securities	$1,230	$19	$—	$1,249
Mortgage-backed securities	4,861	39	—	4,900

Total available-for-sale securities	$6,091	$58	$—	$6,149

Held-to-maturity securities:
State and municipal securities	$987	$4	$2	$989

        The fair value of these securities is based upon quoted market prices. There were no realized gains or losses for the year ended December 31, 2008 or for the operating period ended December 31, 2007.

        The net unrealized gain on available-for-sale securities included in accumulated other comprehensive income for the initial operating period ended December 31, 2007 was $58,158. The net unrealized gain on available-for sale as of December 31, 2008 was $307,488 with the net increase of $249,330 included in accumulated other comprehensive income for the year ended December 31, 2008.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 5. Investment Securities (Continued)

        Securities with a fair market value of $6,118,000 at December 31, 2008 were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB"). No securities were pledged as of December 31, 2007.

        Management does not believe that any of the Company's investment securities are impaired due to reasons of credit quality. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Accordingly, as of December 31, 2008 and 2007, management believes that the gross unrealized losses detailed in the table above are temporary and no impairment loss should be realized in the Company's Statement of Operations.

        At December 31, 2008 and 2007, the Company had no securities with unrealized losses which were in a continual loss position for greater than 12 months.

        Unrealized losses and fair value, aggregated by investment categories that individual securities have been in an unrealized loss position for a period of less than 12 months are summarized as follows:

	At December 31,
	2008		2007
	Less than 12 Months		Less than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities available for sale:
U.S. Government and agency securities	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
Securities held to maturity
State and municipal securities	486	5	485	2

Total impaired securities	$486	$5	$485	$2

        The amortized cost, estimated fair value and average yield of debt securities at December 31, 2008 are shown below. In the case of securities available for sale, the average yields are based on effective rates of book balances at year end. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost. Mortgage-backed securities are classified in

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 5. Investment Securities (Continued)

accordance with estimated lives. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Available-for-Sale Securities			Held-to Maturity Securities
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Due in One Year or Less	$690	$721	5.14%	$—	$—
Due from One Year to Five Years	2,518	2,627	5.13%	991	987	4.86%
Due from Five Years to Ten Years	2,708	2,820	5.13%
Due after Ten Years	1,191	1,246	5.10%

	$7,107	$7,414	5.13%	$991	$987	4.86%

Note 6. Loans and Allowance for Loan Losses

        Loans are summarized as follows:

	December 31, 2008		December 31, 2007
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
	(dollars in Thousands)		(dollars in Thousands)
Commercial loans	$18,319	31.9%	$7,876	43.3%
Real estate loans	32,956	57.4%	9,293	51.1%
Other loans	6,167	10.7%	1,030	5.6%

Total Loans, including net loan costs	57,442	100.0%	18,199	100.0%

Less—Allowance for loan losses	(975)		(269)

Net loans	$56,467		$17,930

        The Company's lending strategy is to attract entrepreneurs and small to mid-sized business borrowers by offering a variety of commercial and real estate loan products and a full range of other banking services coupled with highly personalized services. The Company offers secured and unsecured commercial term loans and lines of credit, construction loans for individual homes and commercial and multifamily properties, accounts receivable and equipment loans, and home equity lines of credit. The amount of collateral, if deemed necessary, is determined in accordance with the Company's underwriting criteria. The Company's primary lending occurs within the Greater Los Angeles area.

        At December 31, 2008, qualified loans with an outstanding balance of $30.1 million were pledged to secure advances at the FHLB.

        The Company has had no impaired or non-accrual loans since it commenced business. There were no loans past due 90 days or more in either interest or principal at December 31, 2008 or 2007.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 6. Loans and Allowance for Loan Losses (Continued)

        The following table presents an analysis of changes in the allowance for loan losses during the period indicated:

	Year Ended December 31 2008	For the Period August 15, 2007 (commencement of business) through December 31 2007
	(in thousands)
Allowance balance at beginning of period	$269	$—
Additions to the allowance charged to expense	706	269
Recoveries	—	—

	975	269
Less loans charged-off	—	—

Allowance balance at end of period	$975	$269

Ratio of allowance for loan losses to loans outstanding	1.70%	1.48%

Ratio of net (charge offs) recoveries during the period to average loans outstanding during the period	0.00%	0.00%

Note 7. Premises and Equipment

        Premises and equipment consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Leasehold improvements	$847	$847
Furniture, fixtures and equipment	935	859

	1,782	1,706
Less: accumulated depreciation & amortization	(425)	(124)

	$1,357	$1,582

        Total depreciation and amortization expense for the year ended December 31, 2008 was $300,501. Total depreciation and amortization expense for the operating period from August 15, 2007 to December 31, 2007 was $122,860.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 7. Premises and Equipment (Continued)

        The Company entered into a lease for an office facility for the banking operation. The lease agreement is for a term of seven years commencing on July 1, 2007 with one renewal option of five years and provides for minimum lease payments as follows:

Year	(in thousands)
2009	248
2010	256
2011	264
2012	271
2013	279
2014	142

$1,460

        Total rental expense for the year ended December 31, 2008 was $ 241,000. Total rental expense for the operating period from August 15, 2007 until December 31, 2007 was approximately $89,000.

Note 8. Deposits

        As of December 31, 2008 the scheduled maturities of Company time deposits was as follows:

Maturities	Amount
(in thousands)
Three months or less	$10,131
Over three and through twelve months	12,491
Over twelve months	28

Total	$22,650

Note 9. Borrowing Arrangements

        Overnight borrowing:    The Bank has established borrowing lines with correspondent banks totaling $6,000,000 on an unsecured basis from two of its correspondent banks. As of December 31, 2008, no amounts were outstanding under this arrangement.

        Federal Home Loan Bank Line of Credit:    During 2008, the Bank maintained a line of credit with FHLB. The maximum amount the Bank may borrow under this agreement is limited to the lesser of a percentage of eligible collateral as established by agreement or 15% of the Bank's total assets. At December 31, 2008 remaining financing availability from the FHLB was $ 1,267,000. FHLB advances are collateralized by loans and securities with a remaining borrowing capacity with existing collateral of approximately $10,483,000 secured by loans and securities. The Bank has pledged approximately $6.1 million in securities and $30.1 million in loans to the FHLB as of December 31, 2008.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 9. Borrowing Arrangements (Continued)

        At December 31, 2008, the scheduled maturities of FHLB advances are as follows:

	Interest
Amount	Rate	Type	Maturity Date
(in thousands)
$5,000,000	0.05%	Variable	1/2/2009
4,500,000	4.38%	Fixed	6/27/2013

$9,500,000

Note 10. Employee Benefits Plans

        The Company has a 401(k) Profit Sharing Plan for all employees and permits voluntary contributions of their compensation on a pre-tax basis. The Company's Board of Directors approved a contribution for both 2009 and 2008 matching 100% of the employee's contribution up to the first 3% of the employee's total compensation and matching 50% of the employee's contribution up to the next 2% of the employee's total compensation. The Company's expense relating to the contributions made to the 401(k) was approximately $95,000 for the year ended December 31, 2008 and approximately $49,000 for the operating period ended December 31, 2007.

        Participants are 100% vested in their own voluntary contributions. The Company's matching contribution was made using "safe harbor" guidelines, which must be elected each year by the Company's Board. "Safe Harbor" contributions are immediately vested.

Note 11. Share-Based Compensation

        Under the terms of the approved Company's 2007 Stock Option Plan, employees of the Company or its subsidiary corporations may be granted both nonqualified and incentive stock options and directors of the Company and its subsidiaries, who are not also employees, may be granted nonqualified stock options. The Plan provides for options to purchase 732,789 shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. The Plan provides for accelerated vesting if there is a change of control, as defined by the Plan. During the year ended December 31, 2008, the Company recorded $690,917 of share-based compensation expense. During the initial operation period ended December 31, 2007, the Company recorded $266,908 of share-based compensation expense. At December 31, 2008, unrecorded compensation expense related to non-vested stock option grants totaled $1.5 million and is expected to be recognized as follows:

Year	Share-Based Compensation Expense
(in thousands)
2009	$789
2010	554
2011	198

Total	$1,541

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 11. Share-Based Compensation (Continued)

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

        The following table summarizes the weighted average assumptions utilized for stock options granted for the periods presented:

	Year Ended December 31, 2008	For the Period August 15, 2007 Through December 31, 2007
Risk-free rate	2.28%	4.80%
Expected term	6 years	6 years
Expected volatility	35.71%	29.49%
Dividend yield	0.00%	0.00%
Fair value per share	$3.21	$3.89

        The following table summarizes the stock option activity under the plan for periods indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	—	$—	—	$—
Granted	532,770	$9.99
Exercised	—
Expired	—
Forfeited	1,000	$10.00
Outstanding at December 31, 2007	531,770	$9.99	9.64	$147,513

Granted	189,950	$8.35
Exercised	—	—
Expired	—	—
Forfeited	64,240	$9.99

Outstanding at December 31, 2008	657,480	$9.50	8.97	$—

Options exercisable at December 31, 2008	164,371	$9.97	8.64	$—

Options unvested at December 31, 2008	493,109	$9.35	9.08	$—

        There have been no options exercised since the plan was approved. All options have been granted for a ten year period with vesting occurring over the first three years.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 12. Stockholders' Equity

        The Company has authorized 10,000,000 shares of common stock and 10,000,000 shares of serial preferred stock. Prior to August 10, 2007, the Company issued 45,000 shares of common stock to its nine founders at $10 per share totaling $450,000. In conjunction with the Company's initial public offering, 2,442,631 shares of common stock were sold providing the Company with $23,628,828 net of selling expenses of $797,982. There was no serial preferred stock issued during the period ended December 31, 2007.

        On May 14, 2008, the Company signed a Stock Purchase Agreement with Carpenter Fund Manager GP, LLC for the sale of 1,500,000 share of the common stock of the Company at a price of $10 per share. The agreement contemplated two separate closings. In the first closing, which occurred on June 10, 2008, a total of 128,175 shares were issued. In the second closing, which occurred on December 30, 2008, the remaining 1,371,825 shares were issued. The private placement provided the Company with $14,898,454 net of related expenses of $101,546.

        The Company elected to participate in the U.S. Treasury's voluntary Capital Purchase Program ("CPP"). On December 5, 2008 the Treasury purchased 1,700 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Preferred Stock") at a liquidation amount of $1,000 per share providing the Company with $1,678,934 net of related expenses of $21,066. The "Preferred Stock" pays a cumulative dividend at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.

        In conjunction with this purchase, the Company granted the Treasury warrants to purchase 29,480 additional shares of the Company's common stock at $8.65 per share subject to the standard terms and conditions of CPP. The warrants are immediately exercisable and expire on December 5, 2018.

Note 13. Income Taxes

        Other than the minimum state franchise tax of $1,600, the Company and its subsidiary had no other income tax expense or benefit for the year ended December 31, 2008 and the initial operating period ended December 31, 2007. This was the result of net operating losses for both periods, with deferred tax assets remaining unrecorded, since their realization is dependent on probable future taxable income. Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Company has established a valuation allowance against the net deferred tax assets. At December 31, 2008, the Bank had federal net operating loss carry-forward of approximately $5.2 million that expires in 2028 and a state net operating loss carry-forward of approximately $5.0 million that expires in 2018.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 13. Income Taxes (Continued)

        The following is a summary of the components of the net deferred tax asset account at December 31:

	2008	2007
Deferred tax assets:
Organizational costs	$343,000	$461,000
Start-up costs	55,000	320,000
Operating loss carryforward	2,125,000	405,000
Non-employee stock-based compensation	271,000	71,000
Allowance for loan losses due to tax differences	354,000	55,000
Depreciation differences	2,000	34,000
Conversion of accrual basis to reporting	—	5,000
Other	5,000	2,000

	3,155,000	1,353,000
Valuation allowance	(3,080,000)	(1,336,000)
Deferred tax liability:
Conversion of accrual basis to reporting	(75,000)
Deferred loan costs	—	(17,000)

Net deferred tax assets	$—	$—

Note 14. Commitments and Contingencies

        As of December 31, 2008 and 2007, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	2008	2007
	(In Thousands)	(In Thousands)
Commitment to extend credit	$14,914	$7,326
Standby letters of credit	370	—

	$15,284	$7,326

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

Note 15. Regulatory Capital

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Bank's financial statements and operations. Under capital adequacy guidelines and regulatory framework for

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 15. Regulatory Capital (Continued)

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

        Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). As of December 31, 2008, the Company and the Bank exceeded all applicable capital adequacy requirements.

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

        The following table sets forth the Company's and the Bank's regulatory capital ratios as of December 31, 2008 and 2007:

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$34,753	56.4%	$4,929	8%	$6,161	10%
Tier 1 Capital (risk-weighted assets)	$33,980	55.2%	$2,465	4%	$3,697	6%
Tier 1 Capital (average assets)	$33,980	46.4%	$2,927	4%	$3,659	5%
Bank
Total Capital (risk-weighted assets)	$25,822	41.9%	$4,929	8%	$6,161	10%
Tier 1 Capital (risk-weighted assets)	$25,049	40.7%	$2,465	4%	$3,697	6%
Tier 1 Capital (average assets)	$25,049	34.2%	$2,927	4%	$3,659	5%

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 15. Regulatory Capital (Continued)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$21,416	87.6%	$1,955	8%	$2,444	10%
Tier 1 Capital (risk-weighted assets)	$21,131	86.5%	$863	4%	$1,466	6%
Tier 1 Capital (average assets)	$21,131	60.0%	$1,408	4%	$1,760	5%
Bank
Total Capital (risk-weighted assets)	$20,635	84.4%	$1,955	8%	$2,444	10%
Tier 1 Capital (risk-weighted assets)	$20,350	83.3%	$977	4%	$1,466	6%
Tier 1 Capital (average assets)	$20,350	57.8%	$1,408	4%	$1,760	5%

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

        A summary of the activity in these loans follows:

2008
Balance at beginning of the year	$—
Credit granted including renewals	2,286,420
Repayments	50,305

Balance at end of year	$2,236,115

        There were no credit transactions with related parties during the initial period ended December 31, 2007.

        Deposits from related parties held by the Bank at December 31, 2008 and 2007 amounted to $2,318,000 and $2,299,000, respectively.

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

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 17. Organizational Period (Continued)

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

December 31, 2008

Note 18. Parent Company Only Condensed Financial Statements

        The condensed parent company financial statements of Manhattan Bancorp follow:

Condensed Balance Sheet

	December 31,
	2008	2007
Assets:
Cash	$8,936,985	$815,788
Investment in subsidiary	25,356,056	20,407,896

Total assets	$34,293,041	$21,223,684

Liabilities and Stockholders' Equity:
Accrued expenses	$5,513	$34,750
Stockholders' equity	34,287,528	21,188,934

Total liabilities and stockholders' equity	$34,293,041	$21,223,684

Condensed Statement of Operations

	For the Year ended December 31, 2008	For the Year ended December 31, 2007
Interest income
Interest on investment securities	$—	$64,141

Total interest income	—	64,141

Non-interest expenses
Compensation and benefits	250,517	118,115
Occupancy and equipment	66,588	19,749
Legal and professional fees	151,874	51,160
General and administrative including taxes	54,176	7,238

Total non-interest expenses	523,155	196,262

Loss before equity in undistributed loss of subsidiary	(523,155)	(132,121)
Loss in equity—subsidiary	(3,895,886)	(3,592,104)

Net loss	$(4,419,041)	$(3,724,225)

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 18. Parent Company Only Condensed Financial Statements (Continued)

Condensed Statement of Cash Flows

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Cash Flows from Operating Activities
Net loss	$(4,419,041)	$(3,724,225)
Adjustments to reconcile net loss to net cash provided by/ (used in) used in operating activities:
Net change in:
Depreciation and amortization	—	—
Equity in undistributed loss of subsidiary	3,301,170	3,362,045
Share-based compensation expense	690,917	266,908
(Increase) decrease in accrued interest receivable and other assets	—	62,308
Increase (decrease) in accrued interest payable and other liabilities	(29,237)	(78,373)

Net cash used in operating activities	(456,191)	(111,337)

Cash Flows from Investing Activities
Investment in Subsidiary	(8,000,000)	(24,000,000)

Net cash used in investing activities	(8,000,000)	(24,000,000)

Cash Flows from Financing Activities
Repayment of organizational funds advanced by Bancorp from Bank	—	269,392
Proceeds from issuance of common stock, net of selling costs	14,898,454	24,451,310
Proceeds from issuance of preferred stock, net of selling costs and discount	1,558,517	—
Issuance of common stock warrants	120,417	—

Net cash provided by financing activities	16,577,388	24,720,702

Net increase in cash and cash equivalents	8,121,197	609,365
Cash and Cash Equivalents at Beginning of Period	815,788	206,423

Cash and Cash Equivalents at End of Year	$8,936,985	$815,788

Note 19. Fair Value of Financial Instruments

        SFAS Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based upon relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 19. Fair Value of Financial Instruments (Continued)

offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 19. Fair Value of Financial Instruments (Continued)

        The estimated fair value of financial instruments at December 31, 2008 and 2007 is summarized as follows (dollar amount in thousands):

	December 31,
	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and due from banks	$19,710	$19,710	$398	$398
Federal funds sold	—	—	8,565	8,565
Time deposits-other financial institutions	4,198	4,198	2,386	2,386
Investment Securities	8,404	8,400	7,136	7,138
Loans, net	56,467	62,133	17,930	17,765
Non-marketable stocks	1,445	1,445	1,049	1,049
Accrued interest receivable	284	284	114	114
Financial Liabilities:
Non-interest bearing deposits	15,379	15,379	5,395	5,395
Interest-bearing deposits	32,612	32,594	12,467	12,263
Accrued interest payable	37	37	17	17
FHLB advances	9,500	9,462	—	—

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements". SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles in the United States of America, and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements. The fair value hierarchy under SFAS No. 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3). Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. Level 3 inputs are observable inputs for the asset or liability, and reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

        The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS No. 157. Some fair value measurements, such as for available-for-sale securities, are performed on a recurring basis.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

Note 19. Fair Value of Financial Instruments (Continued)

        The following table summarizes the Company's assets and liabilities, if any, which were measured at fair value on a recurring basis during the period, with dollars reported in thousands:

Description of Assets/Liabiltity	December 31, 2008	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$7,414	$—	$7,414	$—

        Available-for-sale securities are valued based upon inputs derived principally from observable market data. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Note 20. Subsequent Events

        On February 25, 2009, the Company entered into an agreement with Bodi Advisors "("Bodi") to purchase a 70% interest in a newly formed company to be known as BOM Capital, LLC ("BOM"). Following licensing and notice requirement of various governmental agencies, the new company will engage in two business activities: (1) 'Riskless Principal' securities trading and, (2) a mortgage brokerage to originate single family home loans. The Company has formed a wholly-owned subsidiary named MB Financial Services, Inc. ("MB") to purchase 700,000 Class A Membership Units, representing 70% ownership in BOM for $790,000 in cash. No business activity is anticipated until the second quarter of 2009.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements with the Company's accountants on accounting and financial disclosures.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) as of the end of the period covered by this report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for the preparation, integrity, and reliability of the consolidated financial statements and related financial information contained in this annual report. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

        Management has established and is responsible for maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  (iii)
  provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

        This annual report does not include an attestation report of the Company's independent accountants regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent accountants pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

        There were no significant changes in the Company's internal controls over financial reporting or in other factors in the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP
Date: March 26, 2009	/s/ JEFFREY M. WATSON Jeffrey M. Watson President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Members of the Company's Board of Directors

Dated:	March 26, 2009	/s/ KYLE S. RANSFORD Kyle S. Ransford Chairman of the Board
Dated:	March 26, 2009	/s/ CHRIS W. CARAS, JR. Chris W. Caras, Jr.
Dated:	March 26, 2009	/s/ HARRY W. CHENOWETH Harry W. Chenoweth
Dated:	March 26, 2009	/s/ JOHN D. FLEMMING John D. Flemming
Dated:	March 26, 2009	/s/ DEAN FLETCHER Dean Fletcher Chief Financial Officer (Principal Financial and Accounting Officer)
Dated:	March 26, 2009	/s/ CHRISTOPHER J. GROWNEY Christopher J. Growney
Dated:	March 26, 2009	/s/ LARRY S. MURPHY Larry S. Murphy
Dated:	March 26, 2009	/s/ JEFFREY M. WATSON Jeffrey M. Watson Chief Executive Officer (Principal Executive Officer)
Dated:	March 26, 2009	/s/ STEPHEN P. YOST Stephen P. Yost
Dated:	March 26, 2009	/s/ PATRICK E. GREENE Patrick E. Greene

Exhibit Number	Index to Exhibits	Reference
3.1	Articles of Incorporation of Manhattan Bancorp, as amended	(1)
3.2	By-laws of Manhattan Bancorp	(1)
3.3	Certificate of Determination with respect to Series A Preferred Stock	(2)
4.1	Specimen Common Stock Certificate	(1)
4.2	Specimen Series A Preferred Stock Certificate	(2)
4.3	Warrant for Purchase of Shares of Common Stock issued to U.S. Treasury	(2)
10.1	Lease for Main office of Bank of Manhattan	(3)
10.2	Form of Stock Option Plan	(3)
10.3	Stock Purchase Agreement dated May 14, 2008 between Manhattan Bancorp and Carpenter Fund Manager GP, LLC	(4)
10.4	Letter Agreement dated December 5, 2008 between Manhattan Bancorp and the United States Department of Treasury, which includes the Securities Purchase Agreement—Standard Term attached thereto, with respect to the issuance and sale of the Series A. Preferred Stock and the Warrant	(2)
10.5	Side Letter Agreement dated December 5, 2008 between Manhattan Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors	(2)
10.6	Employment Agreement dated March 26, 2009 between Manhattan Bancorp, Bank of Manhattan, N.A. and Jeffrey M. Watson	(5)
10.7	Employment Agreement dated March 26, 2009 between Manhattan Bancorp, Bank of Manhattan, N.A. and Dean Fletcher	(5)
10.8	Employment Agreement dated March 26, 2009 between Bank of Manhattan and Rick. Sowers	(5)
10.9	Membership Interest Purchase Agreement dated February 23, 2009 by and among Manhattan Bancorp, MB Financial Services, Inc., Bodi Advisors, Inc. and Bodi Capital, LLC	(7)
11	Statement Regarding Computation of Net Income (Loss) per share	(6)
23.1	Consent of Vavrinek, Trine, Day & Co, LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

References

(1)
Incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") on February 5, 2007.

(2)
Incorporated by reference to Form 8-K filed with the SEC on December 11, 2008.

(3)
Incorporated by reference to Pre-Effective Amendment No. 1 to Form SB-2 Registration Statement as filed with the SEC on March 20, 2007.

(4)
Incorporated by reference to Form 8-K filed with the SEC on May 16, 2008

(5)
Incorporated by reference to Form 8-K filed with the SEC on March 26, 2009.

(6)
The information required by this exhibit is incorporated by reference from Note 2 to the Company's financial statements included in this report on Form 10-K.

(7)
Incorporated by reference to Form 8-K filed with the SEC on March 2, 2009