Form 10-Q
period 2009-03-31
Manhattan Bancorp
filed 2009-05-13
CIK 1387632

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by a check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether or not registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes   ☐  No (not yet applicable to registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No

As of April 30, 2009, there were 3,987,631 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

Item 1 – Financial Information

Manhattan Bancorp and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$15,848,489	$19,710,235
Federal funds sold	—	—
Total cash and cash equivalents	15,848,489	19,710,235
Time deposits-other financial institutions	9,010,000	4,198,000
Investments securities-available for sale	7,083,572	7,413,824
Investments securities-held to maturity	991,380	990,533

Loans	61,958,935	57,441,936
Allowance for loan losses	(1,149,000)	(975,000)
Net loans	60,809,935	56,466,936

Property and equipment, net	1,284,730	1,357,276
Stock in other financial institutions	1,726,200	1,445,050
Accrued interest receivable and other assets	466,604	457,841

Total assets	$97,220,910	$92,039,695

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$15,423,473	$15,379,258
Interest bearing:
Demand	1,413,893	1,734,425
Savings and money market	11,109,781	8,226,974
Certificates of deposit equal to or greater than $100,000	19,109,100	18,144,355
Certificates of deposit less than $100,000	4,835,015	4,505,838
Total deposits	51,891,262	47,990,850
FHLB advances	11,500,000	9,500,000
Accrued interest payable and other liabilities	585,286	261,317
Total liabilities	63,976,548	57,752,167

Commitments and contingencies	—	—

Stockholders’ equity
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, 1,700 in 2008 and none in 2007	1,564,538	1,558,517
Common stock-no par value; 10,000,000 shares authorized; issued and outstanding, 3,987,631 in 2008 and 2,487,631 in 2007	38,977,282	38,977,282
Common stock warrant	114,396	120,417
Additional paid in capital	1,153,888	957,825
Unrealized gain on available-for-sale securities	317,945	307,488
Accumulated deficit	(8,883,687)	(7,634,001)

Total stockholders’ equity	33,244,362	34,287,528

Total liabilities and stockholders’ equity	$97,220,910	$92,039,695

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the three months
	ended March 31,
	2009	2008
Interest income
Interest and fees on loans	$795,176	$386,655
Interest on investment securities	101,815	89,438
Interest on federal funds sold	11,371	58,378
Interest on time deposits-other financial institutions	42,437	25,539

Total interest income	950,799	560,010

Interest expense
NOW, money market and savings	33,255	26,097
Time deposits	133,592	103,868
FHLB advances	49,322	—

Total interest expense	216,169	129,965

Net interest income	734,630	430,045

Provision for loan losses	174,000	166,000

Net interest income after provision for loan losses	560,630	264,045

Non-interest income	17,281	12,901

Non-interest expense
Compensation and benefits	1,014,680	948,033
Occupancy and equipment	172,393	157,675
Technology and communication	137,160	124,831
Professional and administrative expenses	384,204	106,033
Other non-interest expenses	102,632	107,135

Total non-interest expenses	1,811,069	1,443,707

Loss before income taxes	(1,233,158)	(1,166,761)

Provision for income taxes	—	—

Net loss	$(1,233,158)	$(1,166,761)

Weighted average number of shares outstanding (basic and diluted)	3,987,631	2,487,631

Basic and diluted loss per share	$(0.31)	$(0.47)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

March 31, 2009 and 2008

								Accumulated
				Common	Additional			Other
	Preferred	Common Stock		Stock	Paid-in	Comprehensive	Accumulated	Comprehensive
	Stock	Shares	Amount	Warrants	Capital	Income (Loss)	Deficit	Income (Loss)	Total
Balance at December 31, 2007	$—	2,487,631	$24,078,828	$—	$266,908	$—	$(3,214,960)	$58,158	$21,188,934
Share-based compensation expense					173,257				173,257
Unrealized gain on investment securities						118,176		118,176	118,176
Net loss						(1,166,761)	(1,166,761)		(1,166,761)
Total comprehensive loss						$(1,048,585)
Balance at March 31, 2008	$—	2,487,631	$24,078,828	$—	$440,165		$(4,381,721)	$176,334	$20,313,606

Balance at December 31, 2008	$1,558,517	3,987,631	$38,977,282	$120,417	$957,825	$—	$(7,634,001)	$307,488	$34,287,528
Accretion of preferred stock discount	6,021			(6,021)					—
Dividend on preferred stock							(16,528)		(16,528)
Share-based compensation expense					196,063				196,063
Unrealized gain on investment securities						10,457		$10,457	10,457
Net loss						(1,233,158)	$(1,233,158)		(1,233,158)
Total comprehensive loss						$(1,222,701)
Balance at March 31, 2009	$1,564,538	3,987,631	$38,977,282	$114,396	$1,153,888		$(8,883,687)	$317,945	$33,244,362

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net loss	$(1,249,686)	$(1,166,761)
Depreciation and amortization	76,681	67,195
Provision for loan losses	174,000	166,000
Share-based compensation	196,063	173,257
(Increase) in accrued interest receivable and other assets	(14,330)	(62,679)
Increase in accrued interest payable and other liabilities	323,969	36,300

Net cash used in operating activities	(493,303)	(786,688)

Cash flows from investing activities
Net (increase) in loans	(4,516,999)	(13,994,298)
(Increase) decrease in time deposits - other financial institutions	(4,812,000)	1,000,000
Proceeds from repayment and maturities from investment securities	345,429	220,688
Deposit pending purchase of FHLB stock	—	(138,300)
Purchase of stock in other financial institutions	(281,150)	—
Purchase of premises and equipment	(4,135)	(23,690)

Net cash used in investing activities	(9,268,855)	(12,935,600)

Cash flows from financing activities
Net increase (decrease) in:
Demand deposits	44,215	3,186,961
Interest bearing demand deposits	(320,532)	328,732
Savings and money market deposits	2,882,807	(901,590)
Certificates of deposit equal to or greater than $100,000	964,745	5,245,610
Certificates of deposit less than $100,000	329,177	2,138,645
Increase from borrowings	2,000,000	—

Net cash provided by financing activities	5,900,412	9,998,358

Net decrease in cash and cash equivalents	(3,861,746)	(3,723,930)

Cash and cash equivalents at beginning of period	19,710,235	8,963,333

Cash and cash equivalents at end of period	$15,848,489	$5,239,403

Supplementary information

Interest paid on deposits	$166,938	$120,039

Income taxes paid	$—	$—

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

Note 1.                            CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Manhattan Bancorp (the “Bancorp”) and its wholly-owned subsidiary, Bank of Manhattan, N.A. (the “Bank”), together referred to as the “Company” have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein.  In the opinion of Management, all adjustments considered necessary for a fair presentation of results for the interim periods presented have been included.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2008 Annual Report on Form 10-K.

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

Certain amounts in prior presentations may have been reclassified to conform to the current presentation.  These reclassifications, if any, had no effect on stockholders’ equity, net loss or loss per share amounts.

Note 2.                            RECENT ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS: In September 2006, the FASB issued Statement of Financial Standards No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 as of January 1, 2008 and it did not have a significant impact on the Company’s financial statements.

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

In February 2008, the FASB issued FASB Staff Position FAS No. 157-1, “Application of FASB Statement No. 17 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.”  FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Additionally, in accordance with FSP FAS 157-2 the Company delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.  The application had no effect on the Company’s financial position, results of operations, or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate certain key considerations in the determination of fair value of a financial asset when the market for that asset is not active.  This FSP become effective immediately upon issuance.  The adoption of FSP FAS 157-3 did not impact the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The standard is effective for periods ending after June 15, 2009. The Company is currently determining the impact the standard will have on their financial statements.

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” These FSPs amend FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairment guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This statement applies to other-than-temporary impairments of debt and equity securities and requires a company to assert that (a) it does not have the intent to sell the security in question and (b) it is more likely than not that it will not have to sell the security in question before recovery of its cost basis to avoid an impairment being considered other-than-temporary. This FSP also changes the amount of impairment losses recognized in earnings. Under this FSP impairments are separated into two components: (i) the amount of impairments related to credit losses and (ii) and the amount related to other factors. The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount deemed to be related to other factors is reflected as an adjustment to shareholders’ equity through other comprehensive income. The Company is currently determining the impact the standard will have on their financial statements.

In April 2009 the FASB issued FSP FAS 107-1/Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instrument.”  FSP FAS 107-1/APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The Company is currently determining the impact the standard will have on their financial statements.

BUSINESS COMBINATIONS:  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141 (R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolliing Interest in Consolidated Statements, an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008.  This will be effective for the Company for the calendar year beginning January 1, 2009.  SFAS No. 141(R) and SFAS No. 160 are effective prospectively; however, the reporting provisions of SFAS No. 160 are effective retroactively.  The Company does not currently have any business combinations scheduled and the Company’s only consolidated subsidiary is wholly owned by the Company.  Management therefore does not anticipate that there will be a material impact on the Company’s financial condition or results of operations from adoption of these accounting pronouncements.

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principals to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted (“GAAP”) in the United States.  The FASB issued SFAS No. 162, because the current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement of Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” is directed to the auditor and not the entity, it is complex, and it ranks FASB Statements of Financial Concepts below industry practices that are widely recognized as generally accepted but that are not subject to due process.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not anticipate the adoption of SFAS No. 162 to have a material impact on its financial position, results of operations, or cash flows.

Note 3.                            INTEREST-EARNING ASSETS WITH OTHER FINANCIAL INSTITUTIONS

At March 31, 2009, the Company had interest-earning deposits with other financial institutions of $9.0 million, with a weighted average yield of 1.97%, and an average weighted remaining life of approximately three and one-half months.

Note 4.                            INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of March 31, 2009 and December 31, 2008.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2009 (unaudited)	Cost	Gains	Losses	Value
		(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$980	$20	$—	$1,000
Mortgage-backed securities	5,786	298	—	6,084
Total available-for-sale securities	$6,766	$318	$—	$7,084

Held-to-maturity securities:
State and municipal securities	$991	$—	$11	$980

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008 (audited)	Cost	Gains	Losses	Value
		(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$980	$28	$—	$1,008
Mortgage-backed securities	6,127	279	—	6,406
Total available-for-sale securities	$7,107	$307	$—	$7,414

Held-to-maturity securities:
State and municipal securities	$991	$1	$5	$987

The fair value of these securities is based upon quoted market prices unless otherwise indicated in Note 7, “Fair Value – Adoption of SFAS No. 157”.  There were no realized gains or losses for the three-month period ended March 31, 2009.   The net unrealized gain on available-for-sale securities included in accumulated other comprehensive income was approximately $10,000 for the three-month period ended March 31, 2009. The comparable figure for the three-month period ended March 31, 2008 was approximately $118,000. Available-for-sale securities with an amortized cost of approximately 5.6 million (fair value of approximately $5.9 million) were pledged as collateral for Federal Home Loan Bank advances as of March 31, 2009.

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

At March 31, 2009, the Company had no securities with unrealized losses that were in a continual loss position for over a twelve-month period.  The following table reflects unrealized losses for securities that were in a continual loss position for less than a twelve-month period as of March 31, 2009.

(unaudited)	Less than 12 Months
(In thousands)	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government and agency securities	$—	$—
Mortgage-backed securities	—	—
Securities held to maturity
State and municipal securities	491	3
Total imparied securities	$491	$3

Any intra-period decline in market values were attributable to changes in market rates of interest rather than credit quality; and because the Company has the ability and intent to hold all of its investments until a recovery of fair value, which may be at maturity, the Company considers none of its investments to be temporarily impaired at March 31, 2009.

The amortized cost, estimated fair value and average yield of debt securities at March 31, 2009 are shown below.  In the case of available-for-sale securities, the average yields are based on effective rates of book balances at year end.  Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.  Mortgage-backed securities are classified in accordance with estimated lives.  Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations.

	Available-for-Sale Securities			Held-to Maturity Securities
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
(unaudited)	Cost	Value	Yield	Cost	Value	Yield
	(dollars in thousands)
Due in One Year or Less	$1,187	$1,248	5.16%	$—	$—
Due from One Year to Five Years	3,104	3,255	5.16%	991	980	4.86%
Due from Five Years to Ten Years	2,199	2,290	5.66%
Due after Ten Years	276	291	5.22%
	$6,766	$7,084	5.36%	$991	$980	4.86%

Note 5.                            LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	March 31, 2009 (unaudited)		December 31, 2008 (audited)
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Commercial loans	$21,289	34.4%	$18,319	31.9%
Real estate loans	33,163	53.5%	32,956	57.4%
Other loans	7,507	12.1%	6,167	10.7%
Total loans, including net loan costs	61,959	100.0%	57,442	100.0%
Less : allowance for loan losses	(1,149)		(975)
Net loans	$60,810		$56,467

The Company has had no impaired or non-accrual loans since it commenced business.  There were no loans past due 90 days or more in either interest or principal as of March 31, 2009 and December 31, 2008.

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

	For the Three Months
	Ended March 31,
(Unaudited)	2009	2008
	(in thousands)	(in thousands)
Balance at beginning of period	$975	$269
Additions to the allowance charged to expense	174	166
Recoveries	—	—
	1,149	435
Less loans charged-off	—	—

Balance at end of period	$1,149	$435

Note 6.                            SHARE-BASED COMPENSATION

During the three-month period ended March 31, 2009, the Company recorded approximately $196,000 of stock-based compensation expense.  At March 31, 2009, unrecorded compensation expense related to non-vested stock option grants totaled approximately $1.3 million and is expected to be recognized as follows:

Share-Based
Compensation
Expense
(unaudited)	(in thousands)
Remainder of 2009	$584
2010	552
2011	203
2012	3
Total	$1,342

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

The following table summarizes the weighted average assumptions utilized for stock options granted for the period presented:

	Period Ended
	March 31,
(unaudited)	2009	2008
Risk-free rate	2.04%	2.74%
Expected term	6 years	6 years
Expected volatility	25.98%	32.81%
Dividend yield	0.00%	0.00%
Fair value per share	$0.52	$3.57

The following table summarizes the stock option activity under the plan for the periods indicated:

			Weighted Average	Aggregate
(unaudited)		Weighted Average	Remaining	Intrinsic
2008	Shares	Exercise Price	Contractual Life	Value

Outstanding at December 31, 2007	531,770	$9.99
Granted	7,800	$9.73
Exercised	—	—
Expired	—	—
Forfeited	1,000	$10.00
Outstanding at March 31, 2008	538,570	$9.73	9.40	$9,165
Options exercisable at March 31, 2008	—	$—	—	$—

2009
Outstanding at December 31, 2008	657,480	$9.99
Granted	30,250	$8.43
Exercised	—	—
Expired	—	—
Forfeited	12,438	$10.00
Outstanding at March 31, 2009	675,292	$9.45	8.79	$—
Options exercisable at March 31, 2009	154,433	$9.96	8.41	$—
Options unvested at March 31, 2009	520,859	$9.29	8.85	$—

Note 7.     FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles in the United States of America, and expands fair value disclosure requirements.  This statement applies whenever other accounting pronouncements require or permit fair value measurements.  The fair value hierarchy under SFAS No. 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).  Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are observable inputs for the asset or liability, and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

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

The following table summarizes the Company’s assets and liabilities, if any, which were measured at fair value on a recurring basis during the period, with dollars reported in thousands:

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(unaudited)	March 31,	Assets	Inputs	Inputs
Description of Assets/Liabiltity	2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$7,084	$—	$7,084	$—

Available-for-sale securities are valued based upon inputs derived principally from observable market data.  Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Note 8.     OTHER BORROWINGS

At March 31, 2009, the Company had a collateralized line of credit with the Federal Home Loan Bank (“FHLB”) totaling $13.8 million against which it had outstanding $4.5 million consisting of a FHLB five-year fixed rate advance at 4.38% maturing on June 27, 2013 and $7.0 million consisting of a FHLB overnight variable rate advance at .21% maturing on April 1, 2009.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are based upon management’s current expectations and beliefs concerning further developments and their potential effects on Manhattan Bancorp and its subsidiary.  The Company’s forward-looking statements involve risks and uncertainties, including the risks and uncertainties described under the caption “Factors Which May Affect Future Operating Results” found in the Company’s December 31, 2008 10-K ITEM 1A. Risk Factors.  There can be no assurance that future developments affecting Manhattan Bancorp will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements.  Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified, or repealed at any time in the future.

The Company

Manhattan Bancorp (“Bancorp”) is a bank holding company, which was incorporated in August 2006 in order to acquire Bank of Manhattan, N.A. (the “Bank”), a de novo bank which was acquired on August 14, 2007.  The Bank is a nationally-chartered banking association which was organized under the laws of the United States on August 15, 2007.  The Bancorp operates exclusively through the Bank, and the capital stock of the Bank is its principal asset.  The Bank is located in El Segundo, California and as of March 31, 2009 had $97.2 million in assets, $60.8 million in net loans receivable and $60.6 million in deposits.  Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “we” or “us” refer to the Bancorp and its consolidated subsidiary, the Bank.

Management’s discussion and analysis of financial condition and results of operation is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operation, liquidity and interest rate sensitivity.  The following discussion and analysis should be read in conjunction with the unaudited financial statements contained within this report including the notes thereto.

Earnings and Financial Condition Overview

For the three-months ended March 31, 2009, the Company recorded a loss of $1,233,000 or $0.31 per basic share of common stock.   Comparing the Company’s 2008 first quarter loss of $1,167,000 or $0.47 per basic share of common stock with the current operating quarter reflects an approximate 5.7% increase in the reported comparable quarterly loss for 2009. Loan growth continued but at a slower pace.  Due to the deterioration in the general economy, the Company continues to be cautious in granting new credit extensions. A reduction in the net growth in loans would permit the Company to reserve fewer dollars in order to maintain the allowance for loan losses at acceptable levels.  Despite the fact that as of March 31, 2009, the Bank had no past due loans nor loans on non-accrual and that quarterly loan growth was modest in comparison to the previous operating quarters, the Bank’s management elected to increase the allowance for loan loss percentage to 1.85% of outstanding loans as of March 31, 2009 compared to 1.70% allowance for loan loss percentage to outstanding loans as of December 31, 2008.  Aware of the deterioration in the general economy and its potential effects on the Bank’s loan portfolio, Management   reviewed the portfolio for indication of specific weaknesses and adjusted the provision accordingly.  The provision for the three month period ended March 31, 2009 was $174,000 compared to $166,000 for the similar three-month period ended March 31, 2008.

Net interest income after provision for loan losses for the three-month period ended March 31, 2009 was approximately $561,000, an increase of approximately $297,000 over the prior year’s three-month period ended March 31, 2008.  This 112% improvement in net interest income was primarily due to an increase in interest income, up approximately $391,000 (70%) for the comparable three-month period ended March 31, 2009 over 2008.   While interest expense also increased by a similar percentage (66%) for the comparable three-month period ended March 31, 2009 over March 31, 2008, the actual dollar increase was only $86,000.

Non-interest expense for the three-month periods ended March 31, 2009 compared to March 31, 2008 increased by approximately $367,000 and an analysis is found under Non-Interest Expense on page 22.

As of March 31, 2009, total assets of the Company were approximately $97.2 million.  This represents an increase of approximately $5.2 million or 5.6% over the amount reported as of December 31, 2008.  The growth in total assets can be attributed to an increase of approximately $4.5 million in gross loan balances or 7.9% from the approximately $57.4 million reported as of December 31, 2008.  A similar increase occurred in time deposits placed with other financial institutions which grew by approximately $4.8 million to approximately $9.0 million as of March 31, 2009.

Funding for the loan and investment growth was obtained primarily from deposit growth and advances from the Federal Home Loan Bank, coupled with reductions in cash and cash equivalent balances.  At March 31, 2009, total deposits were approximately $51.9 million compared with the balance of approximately $48.0 million as of December 31, 2008.  This represents an approximately $3.9 million increase or 8.1%.  A net increase of $2.0 million in overnight Federal Home Loan Bank advances also provided another source of funding.

As previously reported, the Company issued 1,700 shares of Series A Preferred Stock to the United States Department of Treasury for a total price of $1,700,000.  The Company is continuing to explore the usage of these funds, including the possibility of returning the funds to the Treasury Department.

The following table provides selected financial data that highlights the Company’s financial performance for each of the six full quarters that it has been in operation:

	For the three months ended
	3/31/2009	12/31/2008	9/30/2008	6/30/2008	3/31/2008	12/31/2007
	(Unaudited)	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Statements of Operations:
Interest income	$951	$909	$909	$696	$560	$453
Interest expense	216	248	310	140	130	86

Net interest income	735	661	599	556	430	367
Provision for loan losses	174	275	102	163	166	167

Net interest income after provision	561	386	497	393	264	200

Non-interest income	17	11	18	11	13	1
Non-interest expense	1,811	1,498	1,513	1,557	1,444	1,484

Net loss from operations	$(1,233)	$(1,101)	$(998)	$(1,153)	$(1,167)	$(1,283)

Per Share and Other Data:
Basic and diluted loss per share	$(0.31)	$(0.42)	$(0.38)	$(0.46)	$(0.47)	$(0.52)
Book value per common share- period end	$7.94	$8.21	$7.52	$7.80	$8.17	$8.52
Weighted average shares outstanding basic and diluted	3,988	2,646	2,616	2,517	2,487	2,487

Balance Sheet Data:
Investments and fed funds sold	$17,085	$12,603	$19,898	$13,760	$12,915	$18,087
Loans, net	$60,810	$56,467	$47,994	$41,769	$31,758	$17,930
Assets	$97,221	$92,040	$71,806	$60,067	$48,526	$39,367
Deposits	$51,891	$47,991	$47,074	$34,727	$27,861	$17,862
Shareholders’ equity	$33,244	$34,288	$19,667	$20,393	$20,314	$21,189

Selected Financial Ratios
Net loss as a percentage of average assets	-5.71%	-5.98%	-5.07%	-8.92%	-10.73%	-14.46%
Net loss as a percentage of average equity	-14.75%	-21.73%	-19.85%	-22.84%	-22.54%	-23.39%
Dividend payout ratio	—	—	—	—	—	—
Equity to asset ratio	34.19%	37.25%	27.39%	33.95%	41.86%	53.82%
Net interest margin	3.60%	3.82%	3.21%	4.71%	4.34%	4.56%

Credit Quality
Allowance for loan losses	$1,149	$975	$700	$598	$435	$269
Allowance /total loans	1.85%	1.70%	1.44%	1.41%	1.35%	1.48%
Non-performing loans	$—	$—	$—	$—	$—	$—
Net (recoveries)/ charge-offs	$—	$—	$—	$—	$—	$—

RESULTS OF OPERATIONS

Net Interest Income

The Company’s earnings depend largely upon our net interest income, which is the difference between the income we earn on interest-bearing assets, such as loans, and the interest we pay on deposits and borrowed funds.  Net interest income is related to (i) the relative amounts of interest earning assets and liabilities and (ii) the interest rates earned and paid upon these balances.  Total interest income can fluctuate based upon the mix of earning assets between loans, investments and federal funds sold and the related rates associated with their balances.  Some of the funding sources for these assets also have an interest cost which can fluctuate based upon the mix of interest-bearing liabilities and the related rates associated with their balances.

The interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate paid on interest bearing liabilities.   The interest rate spread increased from 2.08% for the three-month period ended March 31, 2008 to 2.44% for the three-month period ended March 31, 2009, due to the large decline in effective interest rates associated with interest-bearing liabilities over interest-bearing assets.

Net interest margin is net interest income expressed as a percentage of average total interest earning assets, allowing the sources of funding as factors in the calculation. While the interest rate spread increased by 36 basis points, net interest margin declined by 74 basis points, reflecting the fact that a higher percentage of the sources of the funding were from interest-bearing liabilities.  The percentage of interest-bearing funds to interest earning assets increased from 36.8% to 47.8% for the three-month periods ended March 31, 2008 and 2009, respectively.

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

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended
	March 31,		Percent
	2009	2008	Change
	(Unaudited)
	(Dollars in thousands)
Interest income	$951	$560	69.82%
Interest expense	216	130	66.15%
Net interest income before provision for loan losses	$735	$430	70.93%
Net interest margin	3.60%	4.34%	-17.05%

The following table presents the weighted average yield on each specified category of interest earning assets, the weighted average rate paid on each specified category of interest bearing liabilities, the resulting interest rate spread, and the net interest margin for the periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	Three months ended March 31, 2008
	2009			2008
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$9,796	$11	0.46%	$7,208	$58	3.24%
Deposits with other financial institutions	7,943	43	2.20%	2,177	26	4.80%
Investments	8,268	102	5.00%	7,115	89	5.03%
Loans(1)	56,778	795	5.68%	23,364	387	6.66%
Total interest-earning assets	82,785	951	4.66%	39,864	560	5.65%
Non-interest-earning assets	4,792			3,856
Total assets	$87,577			$43,720

Interest-bearing liabilities:
Demand	$1,753	0	0.10%	$430	0	0.25%
Savings and money market	10,091	33	1.33%	3,525	26	2.97%
Certificates of deposit	23,060	134	2.36%	10,703	104	3.91%
FHLB advances	4,633	49	4.23%	—	—	—
Total interest-bearing liabilities	39,537	216	2.22%	14,658	130	3.57%
Non-interest-bearing demand deposits	13,726			7,957
Total funding sources	53,263		1.65%	22,615		2.32%
Non-interest-bearing liabilities	397			285
Shareholders’ equity	33,917			20,820
Total liabilities and shareholders’ equity	$87,577			$43,720

Excess of interest-earning assets over funding sources	$29,522			$17,249
Net interest income		$735			$430
Net interest rate spread			2.44%			2.08%
Net interest margin			3.60%			4.34%

(1)          The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.  Loan fees net of amortized costs were approximately $6,000 for the three-month period ended March 31, 2009.  Loan costs net of amortized fees included in total net income were approximately $10,000 for the three-month period ended March 31, 2008.

The table below sets forth changes for the comparable three-month periods ended March 31, 2009 and March 31, 2008 for average earning assets, average interest bearing liabilities, and their respective rates:

	VARIANCE IN BALANCES AND RATES
	Average Balance				Average Yield/Rate
	for the three months ended				for the three months ended
	March 31,		Variance		March 31,
(dollars in thousands)	2009	2008	dollar	percent	2009	2008	Variance
	(Unaudited)
Interest-earning assets:
Federal funds sold	$9,796	$7,208	$2,588	35.90%	0.46%	3.24%	-2.78%
Deposits with other financial institutions	7,943	2,177	5,766	264.86%	2.20%	4.80%	-2.60%
Investments	8,268	7,115	1,153	16.21%	5.00%	5.03%	-0.03%
Loans	56,778	23,364	33,414	143.01%	5.68%	6.66%	-0.98%
Total interest-earning assets	$82,785	$39,864	$42,921	107.67%	4.66%	5.65%	-0.99%

Interest-bearing liabilities:
Interest-bearing demand	$1,753	$430	$1,323	307.67%	0.10%	0.25%	-0.15%
Savings and money market	10,091	3,525	6,566	186.27%	1.33%	2.97%	-1.64%
Certificates of deposit	23,060	10,703	12,357	115.45%	2.36%	3.91%	-1.55%
FHLB advances	4,633	—	4,633	0.00%	4.23%	0.00%	4.23%
Total interest-bearing liabilities	$39,537	$14,658	$24,879	169.73%	2.22%	3.57%	-1.35%

A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the comparable three-month periods ended March 31, 2009 and March 31, 2008 in thousands:

	For the three months ended
	March 31, 2009 over 2008
	Volume	Rate	Total
	(Unaudited)
Interest income:
Federal funds sold	$21	$(68)	$(47)
Deposits with other financial institutions	69	(52)	17
Investments	14	(1)	13
Loans	553	(145)	408
Net increase (decrease)	657	(266)	391

Interest expense:
Interest bearing demand	1	(1)	—
Savings and money market	49	(42)	7
Certificates of deposit	120	(90)	30
FHLB advances	—	49	49
Net increase (decrease)	170	(84)	86
Total net increase (decrease)	$487	$(182)	$305

A review of the above tables shows that the overall increase in net interest income of approximately $305,000 between the two comparative quarters ended at March 31, 2009 and March 31, 2008 is the result of several factors.

Among the most significant factors in the increase in net interest income is the overall growth in earning assets, up approximately $42.9 million or 107.7% between March 31, 2009 and March 31, 2008.  This increase was primarily a result of loan growth ($33.4 million) reflecting 77.9% of the total.  The percentage of average loan dollars outstanding, as a percentage of interest-earning assets has grown from 58.6% as of March 31, 2008 to 68.6% as of March 31, 2009.  The higher outstanding volume of loans between the first quarter periods would have resulted in an increase of approximately $553,000 in interest income, but the actual amount of interest income earned was reduced by approximately $145,000 due to the decline in the overall effective yield on the loan portfolio.  The overall yield on outstanding loans declined from 6.66% for the three-month period ended March 31, 2008 to 5.68% for the three-month period ended March 31, 2009.

The Bank continues to have five significant deposit relationships, some of which are with related parties, which total, as of March 31, 2009, approximately $21.2 million or 35.0% of the Bank’s deposits.  Included in these deposits are funds subject to unscheduled withdrawals, mandating the Bank to hold funds in cash or cash equivalents at a high level to provide necessary liquidity.  While the amount of Fed funds sold as a percentage of all interest-earning assets has declined from 18.1% to 11.8% for the comparable three-month periods ended in March 31, 2009 and March 31, 2008, the average balance in Fed funds sold increased by approximately $2.6 million.  This higher outstanding volume would have resulted in an increase of approximately $21,000.  However the dramatic decline in the effective yield on this category by 278 basis points from an effective yield of 3.24% for the three-month period ended March 31, 2008 to .46% for the three-month period ended March 31, 2009 completely offset any positive benefit by reducing the potential interest income by approximately $68,000.

The Bank, in order to improve the overall yield on interest-earning assets but somewhat limited due to the potential volatility of the significant deposits noted above, elected to increase its effective yield by placing additional funds in interest-bearing certificates of deposits in other financial institutions  The higher outstanding volume of funds invested in certificate of deposits in other financial institutions between the first quarter periods would have resulted in an increase of approximately $69,000 in interest income, but the amount was offset by the decline in the overall effective yield on this category reducing the increase by approximately $52,000.  The overall yield on the funds placed with other financial institutions declined from 4.80% for the three-month period ended March 31, 2008 to 2.20% for the three-month period ended March 31, 2009.

The change in the mix of interest-yielding assets coupled with the overall growth resulted in the increase of interest income of approximately $391,000, with approximately $657,000 due to volume increases, which more than fully offset the result of the general market interest rate decline of approximately $266,000.  While general interest rates declined by 400 basis points between the beginning of first quarter of 2008 and the end of the first quarter of 2009, the average effective yield on the Company’s earning assets declined by approximately 99 basis points.

Interest expense increased by $86,000, with increases in balances outstanding on interest-bearing liabilities being partially offset by the savings available on the repricing associated with the overall declining market rates.

The increase in interest expense due to the change in outstanding average interest-bearing liabilities was $170,000.  The establishment of the Federal Home Loan Bank advance by the Bank occurred on June 30, 2008, so was not present in the three-month period ended March 31, 2008.  The overall effective rate on the Federal Home Loan Bank advances is heavily weighted towards the $4.5 million long-term fixed advance at a stated rate of 4.38%.  Variances associated equally with both volume and rate have been categorized as rate variance, resulting in the entire increase of approximately $49,000 appearing as under the rate heading.

For the comparable three-month periods ended in March 31, 2009 and March 31, 2008, the average balance in Certificate of Deposits increased by approximately $12.4 million. The higher outstanding volume in certificates of deposits would have resulted in an increase of expense of approximately $120,000.  However the significant decline in the effective yield on this category by 155 basis points from an effective yield of 3.91% for the three-month period ended March 31, 2008 to 2.36% for the three-month period ended March 31, 2009 offset much of the additional expense by reducing the potential interest cost by approximately $90,000.

A similar result occurred in the Savings and Money Market category. For the comparable three-month periods ended in March 31, 2009 and March 31, 2008, the average balance in Savings and Money Market deposits increased by approximately $6.6 million. The higher outstanding volume in certificates of deposits would have resulted in an increase of expense of approximately $49,000.  However the significant decline in the effective yield on this category by 164 basis points from an effective yield of 2.97% for the three-month period ended March 31, 2008 to 1.33% for the three-month period ended March 31, 2009 offset most of the additional expense by reducing the potential interest cost by approximately $42,000.

Discounting the effects of the Federal Home Loan advances, the costs associated with the increases in outstanding interest-bearing deposit dollars were almost entirely offset by the reducing in the effective rates associated with these funding sources.

Provision for Loan Losses

The Company made provisions for loan losses of $174,000 for the three-month period ended March 31, 2009, compared to $166,000 for the comparable three-month period ended March 31, 2008.  These provisions were determined based upon the periodic credit review of the loan portfolio, consideration of past loan loss experience, current and predicted economic conditions, and other pertinent factors.  For further analysis of the adequacy of the loan loss reserve, see Asset Quality and Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the three-month periods ended March 31, 2009 and March 31, 2008 was negligible.

Non-Interest Expense

The following table sets forth changes for the two comparable three-month periods ending March 31, 2009 and March 31, 2008, allowing comparisons between these two quarters:

	For the three months ended
	March, 31,
	2009	2008
	(dollars in thousands)		Variance
	(Unaudited)		Dollars	Percent
Compensation and benefits	$1,015	$948	$67	7.1%
Occupancy and equipment	172	158	14	8.9%
Technology and communication	137	125	12	9.6%
Professional and administrative expenses	384	106	278	262.3%
Other non-interest expenses	103	107	(4)	-3.7%
Total non-interest expenses	$1,811	$1,444	$367	25.4%

The differences in expense between the first quarters of 2009 and 2008 can be primarily attributed to the following:

•                  Compensation and benefits increased as the result on a slight increase in the number of employees between the two periods along with moderate salary increases for Company staff.

•                  Increased cost associated with increase in property insurance and maintenance and repair cost.

•                  Increased data processing costs associated with increasing customer base and contractual obligations.

•                  Increased costs associated with the exploration of new business opportunities, including legal and consulting services.

The most significant increase was related to professional and legal fees associated with the exploration of new business and capital raising opportunities.  These costs were approximately $232,000 more in the three-month period ended March 31, 2009 than in the prior year’s comparable quarter.

FINANCIAL CONDITION

The Company’s increase in total assets level to $97.2 million as of March 31, 2009 represents a 5.6% increase, or approximately $5.2 million, from the total assets level of $92.0 million as of December 31, 2008.  The growth is centered in loans, which were funded primarily by locally generated deposits.

Loans

Total gross loans as of March 31, 2009 increased by approximately $4.5 million over December 31, 2008. Outstanding loan balances increased in all categories except real estate loans, with the most monetary growth occurring in commercial loans, where the total grew by approximately $ 3.0 million or 16.3%.

Real estate loans, the Company’s largest loan category, remained substantially unchanged from December 31, 2008 to March 31, 2009 due primarily to the Company’s increased caution in granting real estate loans, which include loans secured by commercial and multi-family properties, due to the decline of real estate prices in Southern California.

The table below sets forth the changes from December 31, 2008 to March 31, 2009 in the composition of the loan portfolio:

	March 31, 2009 (unaudited)		December 31, 2008 (audited)
	Amount	Percentage of	Amount	Percentage of
(unaudited)	Outstanding	Total	Outstanding	Total
	(Dollars in Thousands)		(Dollars in Thousands)
Commercial loans	$21,283	34.3%	$18,305	31.8%
Real estate loans	31,538	50.9%	31,842	55.4%
Real estate - construction	1,700	2.7%	1,194	2.1%
Other loans	7,496	12.1%	6,152	10.7%
Total Loans	62,017	100.0%	57,493	100.0%

Add: Purchase Premium	37		40
Add: Unamortized Costs	62		61
Less: Deferred Fees	(157)		(152)
Less - Allowance for loan losses	(1,149)		(975)
Net loans	60,810		56,467

Of the Bank’s total loans outstanding as of March 31, 2009, 25.2% were due in one year or less, 34.5% were due in one to five years, and 40.3% were due after five years.  As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank.  Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of March 31, 2009

		Maturing
	Within One	One to Five	After Five
(unaudited)	Year	Years	Year	Total
	(Dollars in thousands)
Commercial	$11,376	$7,907	$2,000	$21,283
Real Estate	1,700	12,518	17,320	31,538
Real Estate-Construction	1,700	—	—	1,700
Other Loans	854	975	5,667	7,496
Total	$15,630	$21,400	$24,987	$62,017

Loans with pre-determined interest rates	$396	$9,507	$2,446	$12,349
Loans with floating or adjustable rates	15,234	11,893	22,541	49,668
Total	$15,630	$21,400	$24,987	$62,017

Of the gross loan dollars outstanding as of March 31, 2009, approximately 80.0% had adjustable rates.  Most of the adjustable rate loans generally have interest rates tied to the prime rate, 66.0% of the total adjustable rate loan dollars outstanding and will adjust with changes in the rate index on a daily basis.

The balance of the adjustable rate loans are tied to other indices subject to periodic adjustment prior to the contract maturity.

Commercial Loans

The Bank offers a variety of commercial loans, including secured and unsecured term and revolving lines of credit, equipment loans and accounts receivable loans.  As of March 31, 2009, approximately 95.8% of the commercial loans had adjustable rates.  The Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable.  Should the borrower default and the Bank forecloses on the assets, we may not be able to recover the full amount of the loan.

Real Estate/ Construction Loans

The Bank’s real estate loans are secured primarily by commercial property, including a significant percentage in multi-family complexes.   Approximately 67.5% of the real estate loans are adjustable during the term of the loan.  Approximately 52.1% of the real estate loans have a remaining maturity between five and ten years.  As of March 31, 2009, the weighted average ratio of the original loan extension to the underlying value of the property was approximately 48% with weighted average debt service coverage of 1.75.  No individual loan to value ratio exceeded 73%.

Other Loans

The Bank offers other types of loans, including home equity lines of credit.  Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 80% of the appraised value of the borrower’s property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into and may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers.  Since inception through March 31, 2009, these had been limited to undisbursed commitments to extend credit to both businesses and individuals.  Beginning with the second quarter of 2008, the Bank issued several letters of credit for the first time.  The outstanding balance of approximately $370,000 as of March 31, 2009 has not changed since December 31, 2008.  All commitments noted above were associated with loans and were therefore subject to the same credit underwriting policies and practices as those used for the loans reflected in the financial statements.  When deemed advisable, the Bank obtains collateral to support such commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract.  Commitments generally have fixed expiration dates or other termination clauses, which may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. There was approximately $19.3 million in undisbursed loan commitments as of March 31, 2009, an increase of $4.0 million or 26.1% from the December 31, 2008 amount of approximately $15.3 million.

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

The Bank had no non-performing assets as of March 31, 2009 and December 31, 2008.

Deposits and Borrowed Funds

Deposits are the Bank’s primary source of funds.  The following table sets forth the amount of deposits outstanding by category at March 31, 2009 and December 31, 2008, and the net changes between the two periods.

	March 31,	December 31,	Variance
(dollars in thousands)	2009	2008	Dollars	Percent
	(unaudited)	(audited)
Deposit Classifications:
Noninterest bearing deposits	$15,423	$15,379	$44	0.29%
Interest bearing demand	1,414	1,734	(320)	-18.45%
Savings and money market	11,110	8,227	2,883	35.04%
Certificate of deposit $100,000 and over	19,109	18,144	965	5.32%
Certificate of deposit less than $100,000	4,835	4,506	329	7.30%
Total deposits	$51,891	$47,990	$3,901	8.13%

As of March 31, 2009, 29.7% of the Company’s deposits were non-interest-bearing demand deposits, a decrease from December 31, 2008 at 32.1%.  At March 31, 2009 and at December 31, 2008, the Bank held a limited amount (less than 2%) in ‘reciprocal brokered funds’ under the CDARS program. All other funds have been placed with the Bank by local depositors at competitive rates within the Bank’s marketing area.  While the goal of the Bank is to fund credit commitments using local funding sources, it is anticipated that some of the future funding sources may include additional brokered funds.

The Analysis of Net Interest Income, found within this document, summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Bank’s two comparative quarters ended March 31, 2009 and 2008.

The following table shows the maturity of all of the Bank’s time deposits as of March 31, 2009:

Maturities	Amounts
(unaudited)	(in thousands)
Three months or less	$14,761
Over three and through twelve months	8,855
Over twelve months	328
Total	$23,944

The Bank has established borrowing lines with the Federal Home Loan Bank (“FHLB”) during 2008.  At December 31, 2008, the Bank had borrowed $9.5 million from the FHLB collateralized by both loans and securities.  The average rate that was paid on FHLB borrowings was 4.30% for the quarter ended December 31, 2008.   At March 31, 2009, the Bank had borrowed $11,500,000 from the FHLB again collateralized by both loans and securities.  The average rate that was paid on FHLB borrowings was 4.23% for the quarter ended March 31, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of March 31, 2009, the Company and the Bank exceeded all applicable capital adequacy requirements.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of March 31, 2009:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$33,781	49.6%	$5,444	8%	$6,805	10%
Tier 1 Capital (risk-weighted assets)	$32,926	48.4%	$2,722	4%	$4,083	6%
Tier 1 Capital (average assets)	$32,926	37.6%	$3,503	4%	$4,378	5%

Bank
Total Capital (risk-weighted assets)	$25,208	37.0%	$5,444	8%	$6,805	10%
Tier 1 Capital (risk-weighted assets)	$24,353	35.8%	$2,722	4%	$4,083	6%
Tier 1 Capital (average assets)	$24,353	27.8%	$3,503	4%	$4,378	5%

Liquidity and Liquidity Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals, fund loan commitments, and meet other commitments on a timely and cost effective basis.  The acquisition of deposits is our primary source of funds.  This relatively stable and low-cost source of funds has, along with the balances in stockholder’s equity, provided substantially all of the funding since the Bank’s inception.

We also have liquidity as a net seller of overnight federal funds at a level that would cushion in part any unexpected increase in demand for loans or decrease in funds deposited.  During the three-month period ended March 31, 2009, we had an average balance of $9.8 million in overnight federal funds sold representing approximately 11% of our average assets.   This ratio is far above the minimum guideline of 3% established in the Bank’s liquidity policy.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities.  As of December 31, 2008, liquid assets (including cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral), as a percentage of the Company’s deposits, were 53%.  As of March 31, 2009, liquid assets as a percentage of the Company’s deposits, although declining, remain acceptable at 50%.

While liquidity was not a major concern in 2008 or 2009, management has established and is seeking to

establish secondary sources of liquidity.   The Bank maintains lines of credit totaling $6 million with two correspondent banks for the purchase of overnight federal funds.  The lines are subject to availability of funds and have restrictions as to the number of days used during defined periods of time.  Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits acquired with deposit brokers, but also deposits bearing interest rates far above the local market rates), typically attracting large certificates of deposits at high interest rates.  The Bank had a nominal amount of “brokered deposits” as of March 31, 2009 of approximately $903,000 and $902,000 as of December 31, 2008 or less than 2% of total Company deposits at the end of each of these periods.

The Bank has established a credit line with the Federal Home Loan Bank of San Francisco and has outstanding as of March 31, 2009 a five-year fixed rate advance of $4.5 million at 4.38% and an overnight variable advance of $7.0 million at .21%.

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

The results of the model’s simulations on the potential loss of net interest income as of March 31, 2009 reflect the following:

Earnings at Risk
(unaudited)
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Net Interest
(in basis points)	Guideline	Income
-300	-15%	-12.5%
-200	-10%	-8.0%
-100	-5%	-3.6%
+100	-5%	3.3%
+200	-10%	6.5%
+300	-15%	9.8%

The method employed in rate shocking the earnings at risk was “ramping”, (i.e. changing the indicated rate movement gradually over a 12 month horizon).  Based upon the model simulation as of March 31, 2009, the Bank’s interest rate risk exposure as measured by rate movement on net interest income is within policy guidelines.

The results of the model’s simulations on the potential loss of the Company’s equity as of March 31, 2009 reflect the following:

Market Value of Equity
(unaudited)
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Market
(in basis points)	Guideline	Value of Equity
-300	-30%	-0.4%
-200	-20%	-1.9%
-100	-10%	-1.0%
+100	-10%	-1.9%
+200	-20%	-3.3%
+300	-30%	-3.9%

The method employed in rate shocking the market value of equity is referred to as “regulatory shock”, i.e. changing the indicated rates instantaneously.

Based upon the model simulation as of March 31, 2009, the Bank interest rate exposure as measured by rate movement on the market value of the Bank’s equity is within policy guidelines.

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

During the quarter ended March 31, 2009, there were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MANHATTAN BANCORP

Date:	May 13, 2009	/s/ Jeffrey M. Watson
Jeffrey M. Watson
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2009	/s/ Dean Fletcher
Dean Fletcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)