Form 10-Q
period 2009-06-30
Manhattan Bancorp
filed 2009-08-12
CIK 1387632

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 3,987,631 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

Item 1 – Financial Information

Manhattan Bancorp and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$2,148,429	$19,710,235
Federal funds sold	15,255,000	—
Total cash and cash equivalents	17,403,429	19,710,235
Time deposits-other financial institutions	4,345,000	4,198,000
Investments securities-available for sale	6,521,908	7,413,824
Investments securities-held to maturity	992,219	990,533

Loans	72,244,384	57,441,936
Allowance for loan losses	(1,090,000)	(975,000)
Net loans	71,154,384	56,466,936

Property and equipment, net	1,218,056	1,357,276
Stock in other financial institutions	1,726,200	1,445,050
Accrued interest receivable and other assets	473,374	457,841

Total assets	$103,834,570	$92,039,695

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$19,766,548	$15,379,258
Interest bearing:
Demand	2,220,177	1,734,425
Savings and money market	14,002,811	8,226,974
Certificates of deposit equal to or greater than $100,000	18,367,451	18,144,355
Certificates of deposit less than $100,000	5,293,137	4,505,838
Total deposits	59,650,124	47,990,850
FHLB advances	11,500,000	9,500,000
Accrued interest payable and other liabilities	785,486	261,317
Total liabilities	71,935,610	57,752,167

Commitments and contingencies	—	—

Stockholders’ equity
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, 1,700 as of June 30, 2009 and December 31, 2008	1,570,559	1,558,517
Common stock-no par value; 10,000,000 shares authorized; issued and outstanding, 3,987,631 as of June 30, 2009 and December 31, 2008	38,977,282	38,977,282
Common stock warrant	108,375	120,417
Additional paid in capital	1,349,051	957,825
Unrealized gain on available-for-sale securities	252,922	307,488
Accumulated deficit	(10,359,229)	(7,634,001)

Total stockholders’ equity	31,898,960	34,287,528

Total liabilities and stockholders’ equity	$103,834,570	$92,039,695

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$943,697	$543,551	$1,738,873	$930,206
Interest on investment securities	130,958	120,485	232,773	209,923
Interest on federal funds sold	3,332	20,319	14,703	78,697
Interest on time deposits-other financial institutions	30,773	11,544	73,210	37,083

Total interest income	1,108,760	695,899	2,059,559	1,255,909

Interest expense
NOW, money market and savings	37,611	24,212	70,866	50,309
Time deposits	91,253	113,246	224,845	217,114
FHLB advances	49,844	2,190	99,166	2,190

Total interest expense	178,708	139,648	394,877	269,613

Net interest income	930,052	556,251	1,664,682	986,296

Provision for loan losses	453,632	163,000	627,632	329,000

Net interest income after provision for loan losses	476,420	393,251	1,037,050	657,296

Non-interest income	33,699	10,648	50,980	23,549

Non-interest expense
Compensation and benefits	1,112,363	969,914	2,127,043	1,917,947
Occupancy and equipment	167,073	163,491	339,466	321,165
Technology and communication	136,538	125,111	273,698	249,943
Professional and administrative expenses	419,642	158,172	803,846	264,205
Other non-interest expenses	127,196	138,573	229,828	245,708

Total non-interest expenses	1,962,812	1,555,261	3,773,881	2,998,968

Loss before income taxes	(1,452,693)	(1,151,362)	(2,685,851)	(2,318,123)

Provision for income taxes	1,600	1,600	1,600	1,600

Net loss	$(1,454,293)	$(1,152,962)	$(2,687,451)	$(2,319,723)

Weighted average number of shares outstanding (basic and diluted)	3,987,631	2,517,210	3,987,631	2,502,420

Basic and diluted loss per share	$(0.36)	$(0.46)	$(0.67)	$(0.93)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

June 30, 2009 and 2008

								Accumulated
				Common	Additional			Other
	Preferred	Common Stock		Stock	Paid-in	Comprehensive	Accumulated	Comprehensive
	Stock	Shares	Amount	Warrants	Capital	Income (Loss)	Deficit	Income (Loss)	Total
Balance at December 31, 2007	$—	2,487,631	$24,078,828	$—	$266,908	$—	$(3,214,960)	$58,158	$21,188,934
Issuance of common stock in private placement		128,175	1,268,375						1,268,375
Share-based compensation expense					335,741				335,741
Unrealized loss on investment securities						(80,498)		(80,498)	(80,498)
Net loss						(2,319,723)	(2,319,723)		(2,319,723)
Total comprehensive loss						$(2,400,221)
Balance at June 30, 2008	$—	2,615,806	$25,347,203	$—	$602,649		$(5,534,683)	$(22,340)	$20,392,829

Balance at December 31, 2008	$1,558,517	3,987,631	$38,977,282	$120,417	$957,825	$—	$(7,634,001)	$307,488	$34,287,528
Accretion of preferred stock discount	12,042			(12,042)					—
Dividend on preferred stock							(37,777)		(37,777)
Share-based compensation expense					391,226				391,226
Unrealized loss on investment securities						(54,566)		(54,566)	(54,566)
Net loss						(2,687,451)	$(2,687,451)		(2,687,451)
Total comprehensive loss						$(2,742,017)
Balance at June 30, 2009	$1,570,559	3,987,631	$38,977,282	$108,375	$1,349,051		$(10,359,229)	$252,922	$31,898,960

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the six month period
	ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(2,687,451)	$(2,319,723)
Depreciation and amortization	153,101	145,731
Provision for loan losses	627,632	329,000
Share-based compensation	391,226	335,741
(Increase) in accrued interest receivable and other assets	(30,155)	(81,942)
Increase in accrued interest payable and other liabilities	524,169	132,130

Net cash used in operating activities	(1,021,478)	(1,459,063)

Cash flows from investing activities
Net (increase) in loans	(15,315,080)	(24,168,788)
(Increase) decrease in time deposits - other financial institutions	(147,000)	1,594,000
Proceeds from repayment and maturities from investment securities	850,286	412,263
Deposit pending purchase of FHLB stock	—	(182,650)
Purchase of stock in other financial institutions	(281,150)	—
Purchase of premises and equipment	(13,881)	(45,172)

Net cash used in investing activities	(14,906,825)	(22,390,347)

Cash flows from financing activities
Net increase in:
Demand deposits	4,387,290	6,895,059
Interest bearing demand deposits	485,752	251,241
Savings and money market deposits	5,775,837	1,899,509
Certificates of deposit equal to or greater than $100,000	787,299	3,209,512
Certificates of deposit less than $100,000	223,096	4,609,208
Increase from borrowings	2,000,000	4,500,000
Net proceeds from issuance of common stock	—	1,268,375
Cash dividend paid	(37,777)	—

Net cash provided by financing activities	13,621,497	22,632,904

Net decrease in cash and cash equivalents	(2,306,806)	(1,216,506)

Cash and cash equivalents at beginning of period	19,710,235	8,963,333

Cash and cash equivalents at end of period	$17,403,429	$7,746,827

Supplementary information

Interest paid on deposits	$369,149	$260,127

Income taxes paid	$1,600	$1,600

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

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

Note 2.      RECENT ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS: In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 17 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.”  FSP FAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Additionally, in accordance with FSP FAS No. 157-2 the Company delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.  The application had no effect on the Company’s financial position, results of operations, or cash flows.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate certain key considerations in the determination of fair value of a financial asset when the market for that asset is not active.  This FSP become effective immediately upon issuance.  The adoption of FSP FAS No. 157-3 did not impact the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” FSP FAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial), and will require enhanced disclosures. The standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not impact the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” These FSPs amend FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairment guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This statement applies to other-than-temporary impairments of debt and equity securities and requires a company to assert that (a) it does not have the intent to sell the security in question, and (b) it is more likely than not that it will not have to sell the security in question before recovery of its cost basis to avoid an impairment being considered other-than-temporary. This FSP also changes the amount of impairment losses recognized in earnings. Under this FSP, impairments are separated into two components: (i) the amount of impairments related to credit losses and (ii) and the amount related to other factors. The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount deemed to be related to other factors is reflected as an adjustment to shareholders’ equity through other comprehensive income. The adoption of FSP FAS No. 115-2, FAS No. 124-2, and EITF No.99-20-2 did not impact the Company’s financial statements.

In April 2009 the FASB issued FSP FAS No. 107-1/Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instrument.”  FSP FAS 107-1/APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements for periods ended after June 15, 2009.

BUSINESS COMBINATIONS:  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141 (R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolliing Interest in Consolidated Statements, an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008.  These statements are effective for the Company for the calendar year beginning January 1, 2009.

SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

The Company does not currently have any business combinations which have been approved by the applicable regulatory body. The Company’s only consolidated subsidiary is the Bank, which is wholly owned by the Company.  Management therefore does not anticipate that there will be a material impact on the Company’s financial condition or results of operations from adoption of these accounting pronouncements.

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:  In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS No. 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009. SFAS No. 168 is not expected to have a significant impact on the Company’s financial statements.

Following the issuance of SFAS No. 168, the FASB announced that it will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it is FASB’s intent to issue Accounting Standards Updates (“ASU”).  The FASB does not consider ASU’s as authoritative in their own rights.  ASU’s will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

The FASB issued two ASU’s on June 30, 2009.  ASU No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles- amendments based on Statement of Financial Accounting Standards Codification and the Hierarchy of General Accepted Accounting Principles” has an effective date applied to both interim and annual reporting periods ended after September 15, 2009.  ASU No. 2009-02, “Omnibus Update-Amendments to various Topics for Technical Corrections” has an effective date of July 1, 2009.  The Company is currently determining the impact these updates will have on its financial statements.

SUBSEQUENT EVENTS:  In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for the Company’s financial statements for periods ending after June 15, 2009. SFAS No. 165 did not have a significant impact on the Company’s financial statements.

Note 3.    INTEREST-EARNING ASSETS WITH OTHER FINANCIAL INSTITUTIONS

At June 30, 2009, the Company had interest-earning deposits with other financial institutions of $4.3 million, with a weighted average yield of 2.26%, and an average weighted remaining life of approximately three and one-half months.

Note 4.    INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of June 30, 2009 and December 31, 2008.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009 (unaudited)	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$980	$14	$—	$994
Mortgage-backed securities	5,289	239	—	5,528
Total available-for-sale securities	$6,269	$253	$—	$6,522

Held-to-maturity securities:
State and municipal securities	$992	$4	$—	$996

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008 (audited)	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$980	$28	$—	$1,008
Mortgage-backed securities	6,127	279	—	6,406
Total available-for-sale securities	$7,107	$307	$—	$7,414

Held-to-maturity securities:
State and municipal securities	$991	$1	$5	$987

The fair value of these securities is based upon quoted market prices unless otherwise indicated in Note 7, “Fair Value — Adoption of SFAS No. 157”.  There were no realized gains or losses for the six-month period ended June 30, 2009.   The change in net unrealized loss on available-for-sale securities included in accumulated other comprehensive income was approximately $55,000 for the six-month period ended June 30, 2009. The comparable figure for the six-month period ended June 30, 2008 was a loss of approximately $80,000. Available-for-sale securities with an amortized cost of approximately $5.1 million (fair value of approximately $5.4 million) were pledged as collateral for Federal Home Loan Bank advances as of June 30, 2009.

Management does not believe that any of the Company’s investment securities are impaired due to reasons of credit quality.  Declines in the fair value of available-for-sale securities below their cost, that are deemed to be other-than-temporary, are reflected in earnings as realized losses.  In estimating other-than-temporary losses, management considers among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2009, the Company had no securities with unrealized losses.  Accordingly there were no securities in a continual loss position for any of the required reporting period at June 30, 2009.

Any intra-period declines in market values were attributable to changes in market rates of interest rather than credit quality.  Moreover, because the Company has the ability and intent to hold all of its investments until a recovery of fair value, which may be at maturity, the Company considers none of its investments to be temporarily impaired at June 30, 2009.

The amortized cost, estimated fair value and average yield of debt securities at June 30, 2009 are shown below.  In the case of available-for-sale securities, the average yields are based on effective rates of book balances at year end.  Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.  Mortgage-backed securities are classified in accordance with estimated lives.  Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations.

	Available-for-Sale Securities			Held-to-Maturity Securities
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
(dollars in thousands) (unaudited)	Cost	Value	Yield	Cost	Value	Yield
Due in One Year or Less	$1,565	$1,638	5.07%	$500	$500	5.17%
Due from One Year to Five Years	3,013	3,142	5.38%	492	496	4.55%
Due from Five Years to Ten Years	1,563	1,609	5.16%
Due after Ten Years	128	133	4.89%
	$6,269	$6,522	5.24%	$992	$996	4.86%

Note 5.     LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	June 30, 2009 (unaudited)		December 31, 2008 (audited)
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Commercial loans	$28,003	38.8%	$18,319	31.9%
Real estate loans	36,049	49.9%	32,956	57.4%
Other loans	8,192	11.3%	6,167	10.7%
Total loans, including net loan costs	72,244	100.0%	57,442	100.0%
Less : allowance for loan losses	(1,090)		(975)
Net loans	$71,154		$56,467

At June 30, 2009, the Company had no impaired or non-accrual loans.  There were no loans past due 90 days or more in either interest or principal as of June 30, 2009 and December 31, 2008.

In the Bank’s period review of the loan portfolio, The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the types of loans being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral of that loan.  The allowance for loan losses represents the Bank’s estimate of the potential losses in that portfolio.  In making that determination, the Bank analyzes the ultimate ability to collect the loans in its portfolio within the contracted time and at the contracted amounts.  Feedback is provided by internal loan staff, independent loan reviews and examinations performed by regulatory agencies.  As a part of that ongoing monthly analysis, the Bank recognized recent changes in the ultimate collectability of some of its loans, even among those that were still performing as agreed.  Among those loans, the Bank charged off certain loans totaling approximately $513,000 as of June 30, 2009.

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(Unaudited)	2009	2008	2009	2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Balance at beginning of period	$1,149	$435	$975	$269
Additions to the allowance charged to expense	454	163	628	329
Recoveries	—	—	—	—
	1,603	598	1,603	598
Less loans charged-off	513	—	513	—

Balance at end of period	$1,090	$598	$1,090	$598

Note 6.     SHARE-BASED COMPENSATION

The following table presents the recorded and unrecognized share-based compensation expenses for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(unaudited)	2009	2008	2009	2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Share-based compensation expense	$195	$192	$391	$336

	As of
	June 30,
	2009	2008
	(in thousands)	(in thousands)
Unrecognized share-based compensation expense
Remainder of 2008	$—	$346
Remainder of 2009	392	692
2010	557	445
2011	208	22
2012	5	—
Total	$1,162	$1,505

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

The following table summarizes the weighted average assumptions utilized for stock options granted for the period presented:

	Period Ended
	June 30,
(unaudited)	2009	2008
Risk-free rate	2.24%	3.32%
Expected term	6 years	6 years
Expected volatility	26.16%	36.26%
Dividend yield	0.00%	0.00%
Fair value per share	$0.74	$3.54

The following table summarizes the stock option activity under the plan for the periods indicated:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
(unaudited)	Shares	Exercise Price	Contractual Life	Value
2008
Outstanding at December 31, 2007	531,770	$9.99
Granted	53,300	$8.68
Exercised	—	—
Expired	—	—
Forfeited	38,314	$10.00
Outstanding at June 30, 2008	546,756	$9.85	9.23	$—
Options exercisable at June 30, 2008	—	$—	—	$—

2009
Outstanding at December 31, 2008	657,480	$9.99
Granted	42,250	$8.25
Exercised	—	—
Expired	—	—
Forfeited	12,438	$10.00
Outstanding at June 30, 2009	687,292	$9.42	8.57	$—
Options exercisable at June 30, 2009	169,434	$9.83	8.23	$—
Options unvested at June 30, 2009	517,858	$9.28	8.62	$—

Note 7.      FAIR VALUE MEASUREMENTS

SFAS Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.   Fair value estimates are made at a specific point in time based upon relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

Financial Assets

The carrying amount of cash and short-term investments is considered to approximate fair value.  Short-term investments include federal funds sold and interest bearing deposits with other financial institutions.  The fair value of investment securities is generally based upon quoted market prices.  The fair value of loans is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

The carrying amount of deposit liabilities payable on demand is considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long-term debt is based upon rates currently available to the Company for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

The estimated fair value of financial instruments at June 30, 2009 and December 31, 2008 is summarized as follows (dollar amount in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
(unaudited)	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	$2,148	$2,148	$19,710	$19,710
Federal funds sold	15,255	15,255	—	—
Time deposits-other financial institutions	4,345	4,345	4,198	4,198
Investment Securities	7,514	7,654	8,404	8,400
Loans, net	71,154	75,808	56,467	62,133
Non-marketable stocks	1,776	1,776	1,445	1,445
Accrued interest receivable	316	316	284	284
Financial Liabilities:
Non-interest bearing deposits	19,766	19,766	15,379	15,379
Interest-bearing deposits	39,884	39,589	32,612	32,594
Accrued interest payable	27	27	37	37
FHLB advances	11,500	11,468	9,500	9,462

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

The following table summarizes the Company’s assets and liabilities, if any, which were measured at fair value on a recurring basis during the period, with dollars reported in thousands:

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(unaudited)	June 30,	Assets	Inputs	Inputs
Description of Assets/Liabiltity	2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$6,522	$—	$6,522	$—

Available-for-sale securities are valued based upon inputs derived principally from observable market data.  Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Note 8.     OTHER BORROWINGS

At June 30, 2009, the Company had a collateralized line of credit with the Federal Home Loan Bank (“FHLB”) totaling $14.6 million against which it had outstanding $4.5 million consisting of a FHLB five-year fixed rate advance at 4.38% maturing on June 27, 2013 and $7.0 million consisting of a FHLB overnight variable rate advance at .11% maturing on July 1, 2009.

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

Note 10.     SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through August 12, 2009, the date the financial statements were issued.  There were no recognized subsequent events requiring accrual.   However, a nonrecognized

subsequent event occurred as of August 10, 2009 when the Board of Directors authorized the Company’s management to complete the process necessary to redeem its outstanding preferred stock.

In December 2008, the Company issued 1,700 shares of its Series A Preferred Stock and a warrant to purchase 29,480 shares of the Company’s common stock to the United States Department of the Treasury (“Treasury”) in connection with Treasury’s TARP Capital Purchase Program for a total price of $1,700,000.  The Board has authorized the Company to redeem the preferred stock for $1,700,000 plus all accrued and unpaid dividends on the preferred stock through September 15, 2009, the date set for the redemption.  The redemption of the preferred stock is subject to the approval of both Treasury and the Federal Reserve Board, the Company’s primary federal banking regulator.  Further, the warrants will be repurchased by the Company following the redemption of the preferred stock at a purchase price to be agreed upon by the Company and Treasury.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are based upon management’s current expectations and beliefs concerning further developments and their potential effects on Manhattan Bancorp and its subsidiary.  The Company’s forward-looking statements involve risks and uncertainties, including the risks and uncertainties described in the Company’s December 31, 2008 10-K ITEM 1A. Risk Factors.  There can be no assurance that future developments affecting Manhattan Bancorp will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements.  Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified, or repealed at any time in the future.

The Company

Manhattan Bancorp (“Bancorp”) is a bank holding company, which was incorporated in August 2006 in order to acquire Bank of Manhattan, N.A. (the “Bank”), a de novo bank which was acquired on August 14, 2007.  The Bank is a nationally-chartered banking association which was organized under the laws of the United States on August 15, 2007.  The Bancorp operates exclusively through the Bank, and the capital stock of the Bank is its principal asset.  The Bank is located in El Segundo, California and as of June 30, 2009 had $103.8 million in assets, $71.1 million in net loans receivable and $68.0 million in deposits.  Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “we” or “us” refer to the Bancorp and its consolidated subsidiary, the Bank.

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

Earnings and Financial Condition Overview

For the three-months ended June 30, 2009, the Company recorded a loss of $1,454,000 or $0.36 per basic share of common stock.   Comparing the Company’s 2008 second quarter loss of $1,153,000 or $0.46 per basic share of common stock with the current operating quarter, reflects an approximate 26.1% increase in the reported comparable quarterly loss for 2008.  Similarly, the six-month recorded loss for the period ended June 30, 2009 was $2,687,000 or $0.67 per basic share of common stock reflecting a 15.9% increase in the reported comparable first half loss of $2,320,000 or $0.93 per share for the first half of 2008.   Loan growth improved in the second quarter of 2009 over the limited growth experienced in the preceding quarter.  The Company reports positive status in its loan portfolio as of June 30, 2009, which contained no delinquent loans in excess of thirty days or loans on non-accrual.  The reduction in the dollar size of loans with recognized credit concerns has allowed the Company to maintain the allowance for loan losses at acceptable levels, although the percentage of the allowance has decreased from 1.70% as of December 31, 2008 to 1.51% as of June 30, 2009.  The allowance for loan losses percentage as reported in both December 31, 2008 and March 31, 2009 reflected the potential deficiency associated with certain credits, where specific reserves were set aside to acknowledge the possible shortfall.  The recognition of the loss, even though the credits were technically still performing, removed the need for a specific reserve, thus allowing the allowance to return to the level noted above.

The provision for loan losses for the three-month period ended June 30, 2009 was $454,000 compared to only $163,000 for the same three-month period ended June 30, 2008.  Similarly, the provision for the six-month period ended June 30, 2009 was $628,000 compared to only $329,000 for the first half ended June 30, 2008.  The recognition of the loss of approximately $513,000 is reflected in the higher 2009 provisions.

Net interest income after provision for loan losses for the three-month period ended June 30, 2009 was approximately $476,000, an increase of approximately $83,000 over the prior year’s three-month period ended June 30, 2008.  This was a 21% improvement in net interest income, despite the recognition of the second quarter loss and was possible because of an increase in interest income, up approximately $413,000 (59%) for the comparable three-month period ended June 30, 2009 over the same period in 2008.   Interest expense also increased but by a smaller percentage (28%) for the comparable three-month period ended June 30, 2009 over June 30, 2008, with the actual dollar amount only increasing approximately $39,000.

Net interest income after provision for loan losses for the six-month period ended June 30, 2009 was approximately $1,037,000, an increase of approximately $380,000 over the prior year’s six-month period ended June 30, 2008.  This was a 58% improvement in net interest income, despite the recognition of the second quarter loss and was possible because of an increase in interest income, up approximately $804,000 (64%) for the comparable six-month period ended June 30, 2009 over the same period in 2008.   Interest expense also increased but by a smaller percentage (46%) for the comparable six-month period ended June 30, 2009 over June 30, 2008 with the actual dollar amount only increasing approximately $125,000.

Non-interest expense for the three-month periods ended June 30, 2009 compared to June 30, 2008 increased by approximately $408,000.  Non-interest expense for the six-month periods ended June 30, 2009 compared to June 30, 2008 increased by approximately $775,000.  A detailed analysis is found under Non-Interest Expense on page 26.

As of June 30, 2009, total assets of the Company were approximately $103.8 million.  This represents an increase of approximately $11.8 million or 12.8% over the amount reported as of December 31, 2008.  The growth in total assets can be attributed to an increase of approximately $14.8 million in gross loan balances or 25.8% from the approximately $57.4 million reported as of December 31, 2008.

Funding for the loan growth was obtained primarily from deposit growth and advances from the Federal Home Loan Bank, coupled with reductions in cash and cash equivalent balances.  At June 30, 2009, total deposits were approximately $59.7 million compared with the balance of approximately $48.0 million as of December 31, 2008.  This represents an approximately $11.7 million increase or 24.3%.  A net increase of $2.0 million in overnight Federal Home Loan Bank advances provided another source of funding.

In December 2008, the Company issued 1,700 shares of its Series A Preferred Stock and a warrant to purchase 29,480 shares of the Company’s common stock to the United States Department of the Treasury (“Treasury”) in connection with Treasury’s TARP Capital Purchase Program for a total price of $1,700,000.  The Board has authorized the Company to redeem the preferred stock for $1,700,000 plus all accrued and unpaid dividends on the preferred stock through September 15, 2009, the date set for the redemption.  The redemption of the preferred stock is subject to the approval of both Treasury and the Federal Reserve Board, the Company’s primary federal banking regulator.  Further, the warrant will be repurchased by the Company following the redemption of the preferred stock at a purchase price to be agreed upon by the Company and Treasury.

The following table provides selected financial data that highlights the Company’s financial performance for each of the seven full quarters that it has been in operation:

	For the three months ended
	6/30/2009	3/31/2009	12/31/2008	9/30/2008	6/30/2008	3/31/2008	12/31/2007
	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Statements of Operations:
Interest income	$1,109	$951	$909	$909	$696	$560	$453
Interest expense	179	216	248	310	140	130	86

Net interest income	930	735	661	599	556	430	367
Provision for loan losses	454	174	275	102	163	166	167

Net interest income after provision	476	561	386	497	393	264	200

Non-interest income	34	17	11	18	11	13	1
Non-interest expense	1,964	1,811	1,498	1,513	1,557	1,444	1,484

Net loss from operations	$(1,454)	$(1,233)	$(1,101)	$(998)	$(1,153)	$(1,167)	$(1,283)

Per Share and Other Data:
Basic and diluted loss per share	$(0.36)	$(0.31)	$(0.42)	$(0.38)	$(0.46)	$(0.47)	$(0.52)
Book value per common share- period end	$7.61	$7.94	$8.21	$7.52	$7.80	$8.17	$8.52
Weighted average shares outstanding basic and diluted	3,988	3,988	2,646	2,616	2,517	2,487	2,487

Balance Sheet Data:
Investments and fed funds sold	$27,114	$17,085	$12,603	$19,898	$13,760	$12,915	$18,087
Loans, net	$71,154	$60,810	$56,467	$47,994	$41,769	$31,758	$17,930
Assets	$103,835	$97,221	$92,040	$71,806	$60,067	$48,526	$39,367
Deposits	$59,650	$51,891	$47,991	$47,074	$34,727	$27,861	$17,862
Shareholders’ equity	$31,899	$33,244	$34,288	$19,667	$20,393	$20,314	$21,189

Selected Financial Ratios
Net loss as a percentage of average assets	-6.53%	-5.71%	-5.98%	-5.07%	-8.92%	-10.73%	-14.46%
Net loss as a percentage of average equity	-17.75%	-14.75%	-21.73%	-19.85%	-22.84%	-22.54%	-23.39%
Dividend payout ratio	—	—	—	—	—	—	—
Equity to asset ratio	30.72%	34.19%	37.25%	27.39%	33.95%	41.86%	53.82%
Net interest margin	4.42%	3.60%	3.82%	3.21%	4.71%	4.34%	4.56%

Credit Quality
Allowance for loan losses	$1,090	$1,149	$975	$700	$598	$435	$269
Allowance /total loans	1.51%	1.85%	1.70%	1.44%	1.41%	1.35%	1.48%
Non-performing loans	$—	$—	$—	$—	$—	$—	$—
Net (recoveries)/ charge-offs	$513	$—	$—	$—	$—	$—	$—

RESULTS OF OPERATIONS

Net Interest Income

The Company’s earnings depend largely upon our net interest income, which is the difference between the income we earn on interest-bearing assets, such as loans, and the interest we pay on deposits and borrowed funds.  Net interest income is related to (i) the relative amounts of interest-earning assets and interest-bearing liabilities and (ii) the interest rates earned and paid upon these balances.  Total interest income can fluctuate based upon the mix of earning assets among loans, investments and federal funds sold and the related rates associated with their balances.  Some of the funding sources for these assets also have an interest cost which can fluctuate based upon the mix of interest-bearing liabilities and the related rates associated with their balances.

The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.  The interest rate spread increased from 3.16% for the three-month period ended June 30, 2008 to 3.37% for the three-month period ended June 30, 2009. Similarly, the interest rate spread increased from 2.70% for the six-month period ended June 30, 2009 to 2.91% for the six-month period ended June 30, 2009.  The increases in both periods were attributable to the larger decline in effective interest rates associated with interest-bearing liabilities over interest-bearing assets.

Net interest margin is net interest income expressed as a percentage of average total interest-earning assets, allowing for the sources and the relative size of funding to be used as factors in the calculation.   During the comparable second quarterly period, while the interest rate spread increased by 21 basis points, the net interest margin declined by 29 basis points, from 4.71% to 4.42%, reflecting the fact that a higher percentage of the sources of the funding were from interest-bearing liabilities.  The percentage of interest-bearing funds to interest-earning assets decreased from 44.9% to 43.2% for the three-month periods ended June 30, 2008 and 2009, respectively.  Similarly, the interest rate spread for the comparable first semi-annual periods of 2009 and 2008 reflects an increase of 21 basis points; the net interest margin declined by 53 basis points, from 4.54% to 4.01%.  The noted decline in the net interest margin between both the second quarters and the first semi-annual periods of 2009 and 2008 reflects the fact that a higher percentage of the sources of funds originates from interest-bearing liabilities.

Net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes in the relative amounts of interest-earning assets and interest- bearing liabilities, referred to as volume changes.  Interest rates earned and paid are affected principally by our competition, general economic conditions and other factors beyond the Company’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board.

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(Unaudited)				(Unaudited)
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$1,109	$696	$413	59.34%	$2,060	$1,256	$804	64.01%
Interest expense	179	140	39	27.86%	395	270	125	46.30%
Net interest income before provision for loan losses	$930	$556	$374	67.27%	$1,665	$986	$679	68.86%
Net interest margin	4.42%	4.71%		-6.20%	4.01%	4.54%		-11.58%

The following tables present the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the comparable second quarter periods indicated:

	(Unaudited)
	Three months ended June 30,
	2009			2008
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$7,029	$3	0.17%	$4,013	$20	2.00%
Deposits with other financial institutions	6,069	31	2.05%	868	12	5.56%
Investments	7,808	131	6.73%	6,888	120	7.01%
Loans(1)	63,559	944	5.96%	35,745	544	6.12%
Total interest-earning assets	84,465	1,109	5.27%	47,514	696	5.89%
Non-interest-earning assets	4,862			3,892
Total assets	$89,327			$51,406

Interest-bearing liabilities:
Demand	$1,803	0	0.10%	$1,499	0	0.10%
Savings and money market	12,759	37	1.16%	5,154	24	1.87%
Certificates of deposit	18,746	92	1.97%	13,679	113	3.32%
FHLB advances	4,577	50	4.32%	198	2	4.38%
Total interest-bearing liabilities	37,885	179	1.90%	20,530	140	2.73%
Non-interest-bearing demand deposits	17,869			10,394
Total funding sources	55,754		1.29%	30,924		1.82%
Non-interest-bearing liabilities	700			400
Shareholders’ equity	32,873			20,082
Total liabilities and shareholders’ equity	$89,327			$51,406

Excess of interest-earning assets over funding sources	$28,711			$16,590
Net interest income		$930			$556
Net interest rate spread			3.37%			3.16%
Net interest margin			4.42%			4.71%

(1)         The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.   Loan fees net of amortized costs were approximately $4,000 for the three-month period ended June 30, 2009.   Loan costs net of amortized fees included in total net income were approximately $15,000 for the three-month period ended June 30, 2008.

The table below sets forth changes for the comparable three-month periods ended June 30, 2009 and June 30, 2008 for average earning assets, average interest-bearing liabilities, and their respective rates:

	VARIANCE IN BALANCES AND RATES
	Average Balance				Average Yield/Rate
	for the three months ended				for the three months ended
	June 30,		Variance		June 30,
(dollars in thousands)	2009	2008	dollar	percent	2009	2008	Variance
	(Unaudited)
Interest-earning assets:
Federal funds sold	$7,029	$4,013	$3,016	75.16%	0.17%	2.00%	-1.83%
Deposits with other financial institutions	6,069	868	5,201	599.19%	2.05%	5.56%	-3.51%
Investments	7,808	6,888	920	13.36%	6.73%	7.01%	-0.28%
Loans	63,559	35,745	27,814	77.81%	5.96%	6.12%	-0.16%
Total interest-earning assets	$84,465	$47,514	$36,951	77.77%	5.27%	5.89%	-0.62%

Interest-bearing liabilities:
Interest-bearing demand	$1,803	$1,499	$304	20.28%	0.10%	0.10%	0.00%
Savings and money market	12,759	5,154	7,605	147.56%	1.16%	1.87%	0.71%
Certificates of deposit	18,746	13,679	5,067	37.04%	1.97%	3.32%	-1.35%
FHLB advances	4,577	198	4,379	2211.62%	4.32%	4.38%	0.06%
Total interest-bearing liabilities	$37,885	$20,530	$17,355	84.53%	1.90%	2.73%	-0.83%

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the comparable first-half periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	Six months ended June 30,
	2009			2008
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$8,405	$15	0.36%	$5,611	$79	2.83%
Deposits with other financial institutions	7,001	73	2.10%	1,523	37	4.89%
Investments	8,037	233	5.85%	7,001	210	6.03%
Loans(1)	60,187	1,739	5.83%	29,554	930	6.33%
Total interest-earning assets	83,630	2,060	4.97%	43,689	1,256	5.78%
Non-interest-earning assets	4,827			3,874
Total assets	$88,457			$47,563

Interest-bearing liabilities:
Demand	$1,778	1	0.10%	$965	1	0.13%
Savings and money market	11,432	70	1.23%	4,339	50	2.32%
Certificates of deposit	20,891	225	2.17%	12,191	217	3.58%
FHLB advances	4,605	99	4.34%	99	2	4.38%
Total interest-bearing liabilities	38,706	395	2.06%	17,594	270	3.08%
Non-interest-bearing demand deposits	15,809			9,175
Total funding sources	54,515		1.46%	26,769		2.03%
Non-interest-bearing liabilities	550			343
Shareholders’ equity	33,392			20,451
Total liabilities and shareholders’ equity	$88,457			$47,563

Excess of interest-earning assets over funding sources	$29,115			$16,920
Net interest income		$1,665			$986
Net interest rate spread			2.91%			2.70%
Net interest margin			4.01%			4.54%

(1)   The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.   Loan fees net of amortized costs were approximately $9,000 for the six-month period ended June 30, 2009.  Loan costs net of amortized fees included in total net income were approximately $25,000 for the six-month period ended June 30, 2008.

The table below sets forth changes for the comparable six-month periods ended June 30, 2009 and June 30, 2008 for average earning assets, average interest-bearing liabilities, and their respective rates:

	VARIANCE IN BALANCES AND RATES
	Average Balance				Average Yield/Rate
	for the six months ended				for the six months ended
	June 30,		Variance		June 30,
(dollars in thousands)	2009	2008	dollar	percent	2009	2008	Variance
	(Unaudited)
Interest-earning assets:
Federal funds sold	$8,405	$5,611	$2,794	49.80%	0.36%	2.83%	-2.47%
Deposits with other financial institutions	7,001	1,523	5,478	359.68%	2.10%	4.89%	-2.79%
Investments	8,037	7,001	1,036	14.80%	5.85%	6.03%	-0.18%
Loans	60,187	29,554	30,633	103.65%	5.83%	6.33%	-0.50%
Total interest-earning assets	$83,630	$43,689	$39,941	91.42%	4.97%	5.78%	-0.81%

Interest-bearing liabilities:
Interest-bearing demand	$1,778	$965	$813	84.25%	0.10%	0.13%	-0.03%
Savings and money market	11,432	4,339	7,093	163.47%	1.23%	2.32%	-1.09%
Certificates of deposit	20,891	12,191	8,700	71.36%	2.17%	3.58%	-1.41%
FHLB advances	4,605	99	4,506	4551.52%	4.34%	4.38%	-0.04%
Total interest-bearing liabilities	$38,706	$17,594	$21,112	120.00%	2.06%	3.08%	-1.02%

A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the comparable periods indicated:

	For the three months ended			For the six months ended
	June 30, 2009 over 2008			June 30, 2009 over 2008
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
	(Unaudited)			(Unaudited)
Interest income:
Federal funds sold	$15	$(32)	$(17)	$39	$(103)	$(64)
Deposits with other financial institutions	72	(53)	19	133	(97)	36
Investments	16	(5)	11	31	(8)	23
Loans	427	(27)	400	961	(152)	809
Net increase (decrease)	530	(117)	413	1,164	(360)	804

Interest expense:
Interest-bearing demand	—	—	—	—	—	—
Savings and money market	36	(23)	13	82	(62)	20
Certificates of deposit	42	(63)	(21)	154	(146)	8
FHLB advances	48	—	48	98	(1)	97
Net increase (decrease)	126	(86)	40	334	(209)	125
Total net increase (decrease)	$404	$(31)	$373	$830	$(151)	$679

A review of the above tables shows that the overall increase in net interest income of approximately $373,000 between the two comparative quarters ended at June 30, 2009 and June 30, 2008 is the result of several factors.

Among the most significant factors in the increase in net interest income is the overall growth in average quarterly earning assets, up approximately $37.0 million or 77.8% between June 30, 2008 and June 30, 2009.  This increase was primarily a result of loan growth ($27.8 million) reflecting 75.3% of the total increase.  The percentage of average loan dollars outstanding, as a percentage of interest-earning assets, remained essentially constant at approximately 75.3% as of June 30, 2008 and June 30, 2009.  The higher outstanding volume of loans between the second-quarter periods would have resulted in an increase of approximately $427,000 in interest income, but the actual amount of interest income earned was reduced by approximately $27,000 due to the decline in the overall effective yield on the loan portfolio.  The overall yield on outstanding loans declined from 6.12% for the three-month period ended June 30, 2008 to 5.96% for the three-month period ended June 30, 2009.

Similarly, among the most significant factors in the increase in net interest income is the overall growth in the year-to-date average interest-earning assets between 2008 and 2009, up approximately $39.9 million or 91.4% between June 30, 2008 and June 30, 2009.  This increase was also centered in loan growth ($30.6 million) reflecting 76.7% of the total increase.  The percentage of average loan dollars outstanding, as a percentage of interest-earning assets, grew from approximately 67.7% as of June 30, 2008 to approximately 72.0% as of June 30, 2009.  The higher outstanding volume of loans between the semi-annual periods would have resulted in an increase of approximately $961,000 in interest income, but the actual amount of interest income earned was reduced by approximately $152,000 due to the decline in the overall effective yield on the loan portfolio.  The overall yield on outstanding loans declined from 6.33% for the six-month period ended June 30, 2008 to 5.83% for the six-month period ended June 30, 2009.

The Bank continues to have five significant deposit relationships, some of which are with related parties, which totaled, as of June 30, 2009, approximately $15.4 million or 22.7% of the Bank’s deposits.  Included in these deposits are funds subject to unscheduled withdrawals, mandating the Bank to hold funds in cash or cash equivalents at a high level to provide necessary liquidity. Two of these significant deposit relationships, which total $9.9 million at June 30, 2009, were with related parties. While the amount of Fed funds sold as a percentage of all interest-earning assets held steady at approximately 8.3% for the comparable three-month periods ended June 30, 2009 and June 30, 2008, the average balance in Fed funds sold increased by approximately $3.0 million.  This higher outstanding volume would have resulted in an increase of approximately $15,000 in interest income.  However, the dramatic decline in the effective yield on this category by 183 basis points (from an effective yield of 2.00% for the three-month period ended June 30, 2008 to 0.17% for the three-month period ended June 30, 2009) completely offset any positive benefit by reducing the potential interest income by approximately $32,000.  Similarly, the amount of Fed funds sold as a percentage of all interest-earning assets declined from 12.8% to 10.1% for the comparable six-month periods ended June 30, 2008 and June 30, 2009, with the average balance in Fed funds sold increasing by approximately $2.8 million.  This higher outstanding volume would have resulted in an increase of approximately $39,000 in interest income.  However, the dramatic decline in the effective yield on this category by 247 basis points completely offset any positive benefit by reducing the potential interest income by approximately $103,000.

The Bank, in order to improve the overall yield on interest-earning assets, elected to increase its effective yield by placing additional funds in interest-bearing certificates of deposits in other financial institutions. The higher outstanding volume of funds invested in certificate of deposits in other financial institutions between the second-quarter periods would have resulted in an increase of approximately $72,000 in interest income, but this amount was offset by the decline in the overall effective yield on this category reducing the amount by approximately $53,000.  The overall yield on the funds placed with other financial institutions declined from 5.56% for the three-month period ended June 30, 2008 to 2.05% for the three-month period ended June 30, 2009.  Similarly, when comparing the average outstanding balances during the six-month period ended June 30, 2009 versus the same period ended June 30, 2008, the increased volume would have resulted in an increase in interest income of approximately $133,000, but this amount was offset by the decline in the overall effective yield on interest-bearing certificates of deposit in other financial institutions, which fell by 277 basis points to 2.10% for the six-month period ended June 30, 2009 compared to 4.89% for the comparable six-month period ended June 30, 2008.

For the comparable second quarter periods of 2008 and 2009, the change in the mix of interest-yielding assets, coupled with the overall growth, resulted in the increase of interest income of approximately $413,000, with approximately $530,000 due to volume increases, which more than fully offset the result of the general market interest rate decline of approximately $117,000.  While general interest rates declined by 225 basis points between the beginning of second quarter of 2008 and the end of the second quarter of 2009, the average effective yield on the Company’s earning assets declined by only approximately 62 basis points.

Total interest expense for the comparable second quarter periods ended June 30, 2008 and 2009 increased by approximately $40,000, with increases in balances outstanding on interest-bearing liabilities being partially offset by the savings available on the repricing associated with the overall declining market rates. The increase in interest expense due to the change in outstanding average interest-bearing liabilities was approximately $126,000.  The savings which resulted from the decline in effective rates was approximately $86,000.

For the comparable three-month periods ended in June 30, 2009 and June 30, 2008, the average balance in Interest-Bearing Demand deposits increased by approximately $304,000.  As the rate during both periods was essentially at its floor of 10 basis points, any variance in interest expense would be volume-related.  However, the volume variance is less than $1,000 and, therefore, is not reflected in the table.

For the comparable three-month periods ended June 30, 2009 and June 30, 2008, the average balance in Savings and Money Market deposits increased by approximately $7.6 million. The higher outstanding volume in certificates of deposits would have resulted in an increase of expense of approximately $36,000.  However the significant decline in the effective yield on this category by 71 basis points, from an effective yield of 1.87% for the three-month period ended June 30, 2008 to 1.16% for the three-month period ended June 30, 2009, offset most of the additional expense by reducing the potential interest cost by approximately $23,000.

A similar result occurred in the Certificate of Deposits category. For the comparable three-month periods ended June 30, 2009 and June 30, 2008, the average balance increased by approximately $5.1 million. The higher outstanding volume in certificates of deposits would have resulted in an increase of expense of approximately $42,000.  However the significant decline in the effective yield on this category by 135 basis points, from an effective yield of 3.32% for the three-month period ended June 30, 2008 to 1.97% for the three-month period ended June 30, 2009, offset all of the additional expense by reducing the potential interest cost by approximately $63,000.

The establishment of the Federal Home Loan Bank advance by the Bank occurred on June 30, 2008 and was present in the three-month period ended June 30, 2008 for only one day.  The overall effective rate and the average outstanding balance on the Federal Home Loan Bank advances is heavily weighted towards the $4.5 million long-term fixed advance at a stated rate of 4.38%.   With insignificant changes in the effective rate, the total variance is reflected as a volume variance, resulting in the entire increase of approximately $48,000 appearing under the volume heading.

Total interest expense for the comparable semi-annual periods ended June 30, 2008 and 2009 increased by $125,000, again with the increases in balances outstanding on interest-bearing liabilities being partially offset by the savings available on the repricing associated with the overall declining market rates.  The increase in interest expense due to the change in outstanding average interest-bearing liabilities was approximately $334,000. The savings which resulted from the decline in effective rates was approximately $209,000.

 For the comparable six-month periods ended June 30, 2009 and June 30, 2008, the average balance in Interest-Bearing Demand deposits increased by approximately $304,000.  As the rate during both periods was essentially at its floor of 10 basis points, any variance in interest expense would be volume-related.  However, the volume variance is less than $1,000 and therefore, is not reflected in the table.

For the comparable six-month periods ended in June 30, 2009 and June 30, 2008, the average balance in Savings and Money Market deposits increased by approximately $7.1 million. The higher outstanding volume in this category would have resulted in an increase of expense of approximately $82,000.

However, the decline in the effective yield on this category by approximately 108 basis points, from an effective yield of 2.32% for the six-month period ended June 30, 2008 to 1.23% for the six-month period ended June 30, 2009, offset most of the additional expense by reducing the potential interest cost by approximately $62,000.

A similar result occurred in the Certificate of Deposits category. For the comparable six-month periods ended June 30, 2009 and June 30, 2008, the average balance increased by approximately $8.7 million. The higher outstanding volume in certificates of deposits would have resulted in an increase of expense of approximately $154,000.  However the decline in the effective yield on this category by 141 basis points, from an effective yield of 3.58% for the six-month period ended June 30, 2008 to 2.17% for the six-month period ended June 30, 2009, offset most of the additional expense by reducing the potential interest cost by approximately $146,000.

The establishment of the Federal Home Loan Bank advance by the Bank occurred on June 30, 2008, so was present in the three-month period ended June 30, 2008 for only one day.  The overall effective rate and the average outstanding balance on the Federal Home Loan Bank advances is heavily weighted towards the $4.5 million long-term fixed advance at a stated rate of 4.38%.   With insignificant changes in the effective rate, the total variance is reflected as a volume variance, resulting in the entire increase of approximately $48,000 appearing as under the volume heading.  For the comparable six-month periods ended June 30, 2008 and June 30, 2009, the total reported variance of approximately $97 million appears primarily under the volume variance heading.

Discounting the effects of the Federal Home Loan advances, the costs associated with the increases in outstanding interest-bearing deposit dollars were almost entirely offset by the reduction in the effective rates associated with these funding sources in the periods under analysis.

Provision for Loan Losses

The Company made provisions for loan losses of $454,000 for the three-month period ended June 30, 2009, compared to $163,000 for the three-month period ended June 30, 2008.  For the comparable six-month periods ended June 30, 2009 and June 30, 2008, the Company made provisions of $628,000 and $329,000 respectively.  These provisions were determined based upon the periodic credit review of the loan portfolio, consideration of past loan loss experience, current and predicted economic conditions, and other pertinent factors. .  As a part of that ongoing monthly analysis, the Bank recognized recent changes in the ultimate collectability of some of its loans, even among those that were still performing as agreed.  Among those loans, the Bank charged off certain loans totaling approximately $513,000 as of June 30, 2009. The Company had previously provided a specific reserve for these loans beginning in the first quarter of 2009 and thus the provision needed to the second quarter reflects the incremental amount needed to reflect the charge off, while maintaining an acceptable allowance level in the loan loss reserve. For further analysis of the adequacy of the loan loss reserve, see Asset Quality and Allowance for Loan Losses.

Non-Interest Income

Non-interest income for both the three-month and six-month periods ended June 30, 2009 and June 30, 2008 was negligible.

Non-Interest Expense

The following tables set forth changes for the two comparable three-month and six-month periods ending June 30, 2009 and June 30, 2008, allowing comparisons between these operating periods:

	For the three months ended
	June 30,
	2009	2008
	(dollars in thousands)		Variance
	(Unaudited)		Dollars	Percent
Compensation and benefits	$1,112	$970	$142	14.6%
Occupancy and equipment	167	163	4	2.5%
Technology and communication	137	125	12	9.6%
Professional and administrative expenses	420	158	262	165.8%
Other non-interest expenses	127	139	(12)	-8.6%
Total non-interest expenses	$1,963	$1,555	$408	26.2%

The differences in expense between the second quarters of 2009 and 2008 can be primarily attributed to the following:

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

The most significant increase was related to professional and legal fees associated with the exploration of new business and capital-raising opportunities.  These costs were approximately $162,000 more in the three-month period ended June 30, 2009 than in the prior year’s comparable quarter.

	For the six months ended
	June 30,
	2009	2008
	(dollars in thousands)		Variance
	(Unaudited)		Dollars	Percent
Compensation and benefits	$2,127	$1,918	$209	10.9%
Occupancy and equipment	339	321	18	5.6%
Technology and communication	274	250	24	9.6%
Professional and administrative expenses	804	264	540	204.5%
Other non-interest expenses	230	246	(16)	-6.5%
Total non-interest expenses	$3,774	$2,999	$775	25.8%

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

The most significant increase was related to professional and legal fees associated with the exploration of new business and capital-raising opportunities.  These costs were approximately $357,000 more in the six-month period ended June 30, 2009 than in the prior year’s comparable period.

FINANCIAL CONDITION

The Company’s increase in total assets level to $103.8 million as of June 30, 2009 represents a 12.8% increase, or approximately $11.8 million, from the total assets level of $92.0 million as of December 31, 2008.  The growth is centered in loans, which were funded primarily by locally generated deposits.

Loans

Total gross loans as of June 30, 2009 increased by approximately $14.8 million over December 31, 2008. Outstanding loan balances increased in all categories with the most monetary growth occurring in commercial loans, where the total grew by approximately $9.7 million or 52.9%.  The increase in commercial loans was the direct result of intentional planning.  With the goal of greater diversification in the loan portfolio, an increased emphasis was placed on originating commercial loans during the second quarter of 2009.  The addition of individuals with expertise in commercial lending helped facilitate this change in the loan mix.

Real estate loans, the Company’s largest loan category, also reflect growth during the second quarter, increasing by approximately $3.1 million. As a percentage of total loan dollars outstanding, this category declined to less than 50%, due to the recent larger increase in commercial loans.

The table below sets forth the changes from December 31, 2008 to June 30, 2009 in the composition of the loan portfolio:

	June 30, 2009 (unaudited)		December 31, 2008 (audited)
	Amount	Percentage of	Amount	Percentage of
(unaudited)	Outstanding	Total	Outstanding	Total
	(dollars in thousands)		(dollars in thousands)
Commercial loans	$28,023	38.7%	$18,305	31.8%
Real estate loans	34,488	47.7%	31,842	55.4%
Real estate - construction	1,657	2.3%	1,194	2.1%
Other loans	8,179	11.3%	6,152	10.7%
Total Loans	72,347	100.0%	57,493	100.0%

Add: Purchase Premium	35		40
Add: Unamortized Costs	65		61
Less: Deferred Fees	(203)		(152)
Less - Allowance for loan losses	(1,090)		(975)
Net loans	$71,154		$56,467

Of the Bank’s total loans outstanding as of June 30, 2009, 25.9% were due in one year or less, 36.0% were due in one to five years, and 38.1% were due after five years.  As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank.  Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of June 30, 2009

		Maturing
	Within One	One to Five	After Five
(unaudited)	Year	Years	Years	Total
	(Dollars in thousands)
Commercial	$15,165	$10,858	$2,000	$28,023
Real Estate	1,700	13,742	19,046	34,488
Real Estate-Construction	1,328	329	—	1,657
Other Loans	550	1,134	6,495	8,179
Total	$18,743	$26,063	$27,541	$72,347

Loans with pre-determined interest rates	$685	$10,470	$2,434	$13,589
Loans with floating or adjustable rates	18,058	15,593	25,107	58,758
Total	$18,743	$26,063	$27,541	$72,347

Of the gross loan dollars outstanding as of June 30, 2009, approximately 81.2% had adjustable rates.  Most of the adjustable rate loans generally have interest rates tied to the prime rate; 66.8% of the total adjustable rate loan dollars outstanding will adjust with changes in the rate index on a daily basis.

The balance of the adjustable rate loans are tied to other indices subject to periodic adjustment prior to the contract maturity.

Commercial Loans

The Bank offers a variety of commercial loans, including secured and unsecured term and revolving lines of credit, equipment loans and accounts receivable loans.  As of June 30, 2009, approximately 92.1% of the commercial loans had adjustable rates.  The Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable.  Should the borrower default and the Bank foreclose on the assets, we may not be able to recover the full amount of the loan.

Real Estate/ Construction Loans

The Bank’s real estate loans are secured primarily by commercial property, including a significant percentage in multi-family complexes.   Approximately 70.8% of the real estate loans are adjustable during the term of the loan.  Approximately 52.7% of the real estate loans have a remaining maturity between five and ten years.  As of June 30, 2009, the weighted average ratio of the original loan extension to the underlying value of the property was approximately 38%, with weighted average debt service coverage of 1.92.  No individual loan-to-value ratio exceeded 73%.

Other Loans

The Bank offers other types of loans, including home equity lines of credit.  Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 80% of the appraised value of the borrower’s property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into and may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers.  Since inception through June 30, 2009, these had been limited to undisbursed commitments to extend credit to both businesses and individuals.  Beginning with the second quarter of 2008, the Bank issued several letters of credit for the first time.  The outstanding balance of approximately $370,000 as of June 30, 2009 has not changed since December 31, 2008.  All commitments noted below were associated with loans and were therefore subject to the same credit underwriting policies and practices as those used for the loans reflected in the financial statements.  When deemed advisable, the Bank obtains collateral to support such commitments.

Loan Commitments	June 30, 2009	December 31, 2008
	(In thousands)	(In thousands)

Commitment to extend credit	$20,854	$14,914
Standby letters of credit	370	370
	$21,224	$15,284

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

As a part of that ongoing monthly analysis, the Bank recognized recent changes in the ultimate collectability of some of its loans, even among those that were still performing as agreed.  Among those loans, the Bank charged off certain loans totaling approximately $513,000 as of June 30, 2009.

The Bank had no non-performing assets as of June 30, 2009 and December 31, 2008.

Deposits and Borrowed Funds

Deposits are the Bank’s primary source of funds.  The following table sets forth the amount of deposits outstanding by category at June 30, 2009 and December 31, 2008, and the net changes between the two periods.

	June 30,	December 31,	Variance		% of Deposits
(dollars in thousands)	2009	2008	Dollars	Percent	June	December
	(unaudited)	(audited)
Deposit Classifications:
Noninterest bearing deposits	$19,767	$15,379	$4,388	28.53%	33.14%	32.05%
Interest bearing demand	2,220	1,734	486	28.03%	3.72%	3.61%
Savings and money market	14,003	8,227	5,776	70.21%	23.48%	17.14%
Certificate of deposit $100,000 and over	18,367	18,144	223	1.23%	30.79%	37.81%
Certificate of deposit less than $100,000	5,293	4,506	787	17.47%	8.87%	9.39%
Total deposits	$59,650	$47,990	$11,660	24.30%	100.00%	100.00%

As of June 30, 2009, 33.1% of the Company’s deposits were non-interest-bearing demand deposits, an increase from December 31, 2008 at 32.1%.  At December 31, 2008, the Company held a limited amount (less than 2%) in ‘reciprocal brokered funds’ under the CDARS program.  At June 30, 2009, the Company continued to hold a limited amount in ‘reciprocal brokered funds’ under the CDARS program, again less than 2%.  However, to bridge a temporary shortfall in deposits necessary to fund increasing loan demand at the end of June 2009, the Bank acquired $5,000,000 from the CDARS program for a 26 week period ending December 24, 2009 at .95%.   Brokered funds from all sources were $5.8 million or 9.7% of total Company deposits. All other depository funds have been placed with the Bank by local customers at competitive rates within the Bank’s marketing area.  While the goal of the Bank is to fund credit commitments using local funding sources, it is anticipated that some of the future funding sources may include additional brokered funds.

The Analysis of Net Interest Income, found within this document, summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Bank’s two comparative quarters ended June 30, 2009 and 2008 and for the two comparative semi-annual periods ended June 30, 2009 and 2008.

The following table shows the maturity of all of the Bank’s time deposits as of June 30, 2009:

Maturities	Amounts
(unaudited)	(in thousands)
Three months or less	$9,144
Over three and through twelve months	14,425
Over twelve months	92
Total	$23,661

The Bank has established borrowing lines with the Federal Home Loan Bank (“FHLB”) during 2008.  At December 31, 2008, the Bank had borrowed $9.5 million from the FHLB collateralized by both loans and securities.  The average rate that was paid on FHLB borrowings was 4.30% for the quarter ended December 31, 2008.   At June 30, 2009, the Bank had borrowed $11,500,000 from the FHLB again collateralized by both loans and securities.  The average rate that was paid on FHLB borrowings was 4.32% for the quarter ended June 30, 2009, and 4.34% for the semi-annual period ended June 30, 2009.

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

The calculation of the adequacy of the ALL necessarily includes estimates by management applied to known loan portfolio elements.  We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio.  The 10-point system assigns a value of “1” or “2” to loans that are substantially risk-free.  Modest, average and acceptable risk loans are assigned point values of “3”, “4”, and “5”, respectively.  Loans on the watch list are assigned a point value of “6.”   Point values of “7,” “8,” “9” and “10” are assigned, respectively, to loans classified as special mention, substandard, doubtful and loss. Using these risk factors, management continues the analysis of the general reserves applying quantitative factors based upon different risk scenarios.

In addition, management considers other trends that are qualitative relative to our marketplace, demographic trends, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.  The allowance for loan losses percentage as reported in both December 31, 2008 and March 31, 2009 reflected the potential deficiency associated with certain credits, for which specific reserves were set aside to acknowledge the portion estimated to be uncollectible.  As previously discussed, the Bank charged off these loans as of June 20, 2009.  The allowance continues to be set at a level reflecting our analysis of the risks within the portfolio as of June 30, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to average assets. As of June 30, 2009, the Company and the Bank exceeded all applicable capital adequacy requirements.

Under the Federal Reserve Board’s guidelines, Manhattan Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more.  However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualifies it as “well-capitalized.”

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of June 30, 2009:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$32,662	40.2%	$6,501	8%	$8,126	10%
Tier 1 Capital (risk-weighted assets)	$31,645	38.9%	$3,250	4%	$4,875	6%
Tier 1 Capital (average assets)	$31,645	35.4%	$3,573	4%	$4,466	5%

Bank
Total Capital (risk-weighted assets)	$24,452	30.1%	$6,501	8%	$8,126	10%
Tier 1 Capital (risk-weighted assets)	$23,435	28.8%	$3,250	4%	$4,875	6%
Tier 1 Capital (average assets)	$23,435	26.2%	$3,573	4%	$4,466	5%

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

We also have liquidity as a net seller of overnight federal funds at a level that would cushion, in part, any unexpected increase in demand for loans or decrease in funds deposited.  During the three-month period ended March 31, 2009, we had an average balance of $9.8 million in overnight federal funds sold representing approximately 11% of our average assets. During the three-month period ended June 30, 2009, we had an average balance of $7.0 million in overnight federal funds representing approximately 8% of our average assets.  These ratios are far above the minimum guideline of 3% established in the Bank’s liquidity policy.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities.  As of December 31, 2008, liquid assets (including cash, Federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral), as a percentage of the Company’s deposits, were 53%.  As of June 30, 2009, liquid assets as a percentage of the Company’s deposits, although declining, remain acceptable at 39%.

While liquidity has not been a major concern in 2008 or 2009, management has established secondary sources of liquidity.   The Bank maintains lines of credit totaling $6 million with two correspondent banks for the purchase of overnight federal funds.  The lines are subject to availability of funds and have restrictions as to the number of days used during defined periods of time.  Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits acquired with deposit brokers, but also deposits bearing interest rates far above the local market rates), typically attracting large certificates of deposits at high interest rates.   As noted, the Company had $5.8 million in “brokered deposits” as of June 30, 2009 or less than 9.7% of total Company deposits at the end of this period and $902,000 as of December 31, 2008 or less than 2% of total Company deposits at the end of this period.   The Company’s policy restricts the reliance on brokered funds to no more than 40% of total deposits.

The Bank has established a credit line with the Federal Home Loan Bank of San Francisco and has outstanding as of June 30, 2009 a five-year fixed rate advance of $4.5 million at 4.38% and an overnight variable advance of $7.0 million at 0.11%.

The Bank has also been approved for advances from the Federal Reserve Bank Discount Window.  All advances are subject to pledged collateral sufficient to cover each advance.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk results primarily from two sources: credit risk and interest rate risk.  Risk management is an important part of our operations and a key element of our overall financial results.  Banking regulators, in recent years, have emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks.  The Bank has both board and management committees who meet on a regular basis to oversee risk functions.  The Company’s Audit Committee is responsible for overseeing internal auditing functions and for interfacing with the Company’s external auditors.  The Bank’s Loan Committee establishes Loan Policy, reviews loans made by management and approves loans in excess of management’s lending authority.  This committee is also responsible for the review of any problem credits and assessing the adequacy of our allowance for loan losses.  The Asset/Liability Committee reviews investments made by management and monitors compliance with investment, interest rate risk and liquidity policies.

Credit Risk

Credit risk generally arises as a result of the Bank’s lending activities but may also be present in the Bank’s investment functions.  To manage the credit risk inherent in our lending activities, we rely on the adherence to underwriting standards and loan policies as well as our allowance for loan losses.  The Bank employs frequent monitoring procedures and takes prompt corrective action when necessary.  Additionally, the Bank’s loan portfolio and the ALL methodology are expected to be examined on a regular basis by both regulatory agencies and independent loan review professionals.

Interest Rate Risk

Interest rate risk is the exposure of a bank’s financial condition and the results of operations to adverse movements in interest rates.  Movements in interest rates affect both the generation of earnings as well as the market value of assets and liabilities.   Interest-rate risk results from more than just the differences in the maturity or repricing opportunities of interest-earning assets and interest-bearing liabilities. Other factors that affect the interest rate risk include changes in the slope of the yield curves over time; imperfect correlation in the adjustment of rates earned and paid on different instruments with similar characteristics; interest-rate-related embedded options such as loan floors, ceilings, and prepayments; as well as callable investment securities and early withdrawal of time deposits.

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

Understanding the inherent weakness in traditional gap analysis to properly measure interest rate risk, the Bank employs modeling techniques which measure the effect of interest rate shocks on the net interest income and the market value of equity on the Bank’s existing mix of assets and liabilities.

The results of the model’s simulations on the potential loss of net interest income as of June 30, 2009 reflect the following:

Earnings at Risk
(unaudited)
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Net Interest
(in basis points)	Guideline	Income
-300	-15%	-13.3%
-200	-10%	-8.7%
-100	-5%	-4.1%
+100	-5%	5.1%
+200	-10%	10.2%
+300	-15%	15.3%

The method employed in rate shocking the earnings at risk was “ramping”, (i.e., changing the indicated rate movement gradually over a twelve-month horizon).  Based upon the model simulation as of June 30, 2009, the Bank’s interest rate risk exposure as measured by rate movement on net interest income is within policy guidelines.

The results of the model’s simulations on the potential loss of the Company’s equity as of June 30, 2009 reflect the following:

Market Value of Equity
(unaudited)
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Market
(in basis points)	Guideline	Value of Equity
-300	-30%	-4.1%
-200	-20%	-3.5%
-100	-10%	-1.5%
+100	-10%	-1.6%
+200	-20%	-2.8%
+300	-30%	-3.0%

The method employed in rate shocking the market value of equity is referred to as “regulatory shock”, i.e., changing the indicated rates instantaneously.

Based upon the model simulation as of June 30, 2009, the Bank interest rate exposure as measured by rate movement on the market value of the Bank’s equity is within policy guidelines.

Item 4T — Controls and Procedures

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, the Company, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

During the quarter ended June 30, 2009, there were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 1A. — Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this item as a part of the Form 10-Q.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

Not Applicable.

Item 4 — Submission of Matters to the Vote of Security Holders

The following items were submitted to the security holders for approval at the annual meeting held May 28, 2009:

1.     Election of Directors.  The election of eight (8) persons to the Board of Directors to serve until the 2010 Annual Meeting of Shareholders and until their successors are elected or have qualified.  The following persons were elected on the following votes:

Name of Director	Votes For	Votes Withheld	% Voted For
Chris W. Caras, Jr.	2,895,082	13,000	99.55%
Harry W. Chenoweth	2,895,082	13,000	99.55%
John D. Flemming	2,895,082	13,000	99.55%
Patrick E. Greene	2,895,082	13,000	99.55%
Christopher J. Growney	2,895,082	13,000	99.55%
Larry S. Murphy	2,895,082	13,000	99.55%
Kyle A. Ransford	2,895,082	13,000	99.55%
Jeffrey M. Watson	2,895,082	13,000	99.55%
Stephen P. Yost	2,895,082	13,000	99.55%

2.     Advisory Vote on Executive Compensation. The non-binding advisory vote approving the compensation paid to the named executive officers of Manhattan Bancorp:

Votes For	Votes Against	Votes Abstaining	% Voted For	Broker Non-Votes
2,797,046	100,784	10,252	96.18%	0

3.     Ratification of Independent Accountant.  The ratification of Vavrinek, Trine, Day & Co. LLP as the Company’s independent accountants for the 2009 fiscal year:

Votes For	Votes Against	Votes Abstaining	% Voted For	Broker Non-Votes
2,900,082	3,000	5,000	99.75%	0

Item 5 — Other Information

None

Item 6 — Exhibits

Exhibit Number	Index to Exhibits
11	Statement Regarding Computation of Net Income (Loss) per Share(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)      The information required by this exhibit is incorporated by reference from Note 9 to the Company’s financial statements included herein.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP

Date:	August 12, 2009	/s/ Jeffrey M. Watson
Jeffrey M. Watson
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2009	/s/ Dean Fletcher
Dean Fletcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)