Form 10-Q
period 2009-09-30
Manhattan Bancorp
filed 2009-11-10
CIK 1387632

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were 3,987,631 shares of the issuer’s common stock outstanding

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

Item 1 – Financial Information

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$1,143,368	$19,710,235
Federal funds sold/interest-bearing demand funds	23,536,168	—
Total cash and cash equivalents	24,679,536	19,710,235
Time deposits-other financial institutions	3,016,000	4,198,000
Investments securities-available for sale	6,224,220	7,413,824
Investments securities-held to maturity	993,085	990,533

Loans	73,057,810	57,441,936
Allowance for loan losses	(1,095,000)	(975,000)
Net loans	71,962,810	56,466,936

Property and equipment, net	1,154,623	1,357,276
Stock in other financial institutions	1,676,150	1,445,050
Accrued interest receivable and other assets	563,444	457,841

Total assets	$110,269,868	$92,039,695

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$20,907,544	$15,379,258
Interest bearing:
Demand	2,554,290	1,734,425
Savings and money market	16,843,556	8,226,974
Certificates of deposit equal to or greater than $100,000	23,855,333	18,144,355
Certificates of deposit less than $100,000	4,592,219	4,505,838
Total deposits	68,752,942	47,990,850
FHLB advances	11,500,000	9,500,000
Accrued interest payable and other liabilities	875,568	261,317
Total liabilities	81,128,510	57,752,167

Commitments and contingencies	—	—

Stockholders’ equity
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, none as of September 30, 2009 and 1,700 as of December 31, 2008	—	1,558,517
Common stock-no par value; 10,000,000 shares authorized; issued and outstanding, 3,987,631 as of September 30, 2009 and December 31, 2008	38,977,282	38,977,282
Common stock warrant	—	120,417
Additional paid in capital	1,523,872	957,825
Unrealized gain on available-for-sale securities	301,821	307,488
Accumulated deficit	(11,661,617)	(7,634,001)

Total stockholders’ equity	29,141,358	34,287,528

Total liabilities and stockholders’ equity	$110,269,868	$92,039,695

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$1,084,097	$702,348	$2,822,969	$1,632,554
Interest on investment securities	93,163	91,170	325,936	301,093
Interest on federal funds sold	7,410	86,244	22,112	164,941
Interest on time deposits-other financial institutions	19,070	28,828	92,281	65,911

Total interest income	1,203,740	908,590	3,263,298	2,164,499

Interest expense
NOW, money market and savings	42,810	32,780	113,676	83,089
Time deposits	106,423	226,946	331,268	444,060
FHLB advances	50,389	50,377	149,555	52,567

Total interest expense	199,622	310,103	594,499	579,716

Net interest income	1,004,118	598,487	2,668,799	1,584,783

Provision for loan losses	468,650	102,000	1,096,281	431,000

Net interest income after provision for loan losses	535,468	496,487	1,572,518	1,153,783

Non-interest income	47,321	18,033	98,301	41,582

Non-interest expense
Compensation and benefits	1,118,738	963,767	3,245,781	2,881,714
Occupancy and equipment	175,774	174,233	515,241	495,398
Technology and communication	154,759	134,490	428,458	384,433
Professional and administrative expenses	273,344	106,663	1,077,188	370,868
Other non-interest expenses	133,992	133,839	363,820	379,547

Total non-interest expenses	1,856,607	1,512,992	5,630,488	4,511,960

Loss before income taxes	(1,273,818)	(998,472)	(3,959,669)	(3,316,595)

Provision for income taxes	—	—	1,600	1,600

Net loss	$(1,273,818)	$(998,472)	$(3,961,269)	$(3,318,195)

Weighted average number of shares outstanding (basic and diluted)	3,987,631	2,615,806	3,987,631	2,502,420

Basic and diluted loss per share	$(0.32)	$(0.38)	$(0.99)	$(1.33)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

September 30, 2009 and 2008

				Common	Additional			Accumulated Other
	Preferred	Common Stock		Stock	Paid-in	Comprehensive	Accumulated	Comprehensive
	Stock	Shares	Amount	Warrant	Capital	Income (Loss)	Deficit	Income (Loss)	Total
Balance at December 31, 2007	$—	2,487,631	$24,078,828	$—	$266,908	$—	$(3,214,960)	$58,158	$21,188,934
Issuance of common stock in private placement		128,175	1,265,881						1,265,881
Share-based compensation expense					511,549				511,549
Unrealized gain on investment securities						18,694		18,694	18,694
Net loss						(3,318,195)	(3,318,195)		(3,318,195)
Total comprehensive loss						$(3,299,501)
Balance at September 30, 2008	$—	2,615,806	$25,344,709	$—	$778,457		$(6,533,155)	$76,852	$19,666,863

Balance at December 31, 2008	$1,558,517	3,987,631	$38,977,282	$120,417	$957,825	$—	$(7,634,001)	$307,488	$34,287,528
Accretion of preferred stock discount	18,063			(18,063)					—
Reduction to repurchase of preferred stock	(1,576,580)			(102,354)	$(21,066)				(1,700,000)
Dividend on preferred stock							(66,347)		(66,347)
Share-based compensation expense					587,113				587,113
Unrealized loss on investment securities						(5,667)		(5,667)	(5,667)
Net loss						(3,961,269)	$(3,961,269)		(3,961,269)
Total comprehensive loss						$(3,966,936)
Balance at September 30, 2009	$—	3,987,631	$38,977,282	$—	$1,523,872		$(11,661,617)	$301,821	$29,141,358

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine month period ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(3,961,269)	$(3,318,195)
Depreciation and amortization	230,610	224,314
Provision for loan losses	1,096,281	431,000
Share-based compensation	587,113	511,549
(Increase) in accrued interest receivable and other assets	(125,308)	(190,671)
Increase in accrued interest payable and other liabilities	614,251	248,914

Net cash used in operating activities	(1,558,322)	(2,093,089)

Cash flows from investing activities
Net (increase) in loans	(16,606,169)	(30,495,350)
Allowance for loan and lease loss recoveries	14,014	—
(Increase) decrease in time deposits - other financial institutions	1,182,000	(4,208,000)
Proceeds from repayment and maturities from investment securities	1,201,090	568,347
Deposit pending purchase of FHLB stock	—	(987,812)
Purchase of stock in other financial institutions	(281,500)	(212,200)
Proceeds from the sale of stock in other financial institutions	50,050	22,850
Purchase of premises and equipment	(27,957)	(62,373)

Net cash used in investing activities	(14,468,472)	(35,374,538)

Cash flows from financing activities
Net increase in:
Demand deposits	5,528,286	7,728,948
Interest bearing demand deposits	819,865	453,180
Savings and money market deposits	8,616,582	4,790,128
Certificates of deposit equal to or greater than $100,000	5,710,978	12,251,728
Certificates of deposit less than $100,000	86,381	3,988,195
Increase from borrowings	2,000,000	4,500,000
Repurchase of preferred stock	(1,700,000)	—
Net proceeds from issuance of common stock	—	1,265,881
Cash dividend paid on preferred stock	(66,347)	—

Net cash provided by financing activities	20,995,745	34,978,060

Net decrease in cash and cash equivalents	4,968,951	(2,489,567)

Cash and cash equivalents at beginning of period	19,710,235	8,963,333

Cash and cash equivalents at end of period	$24,679,186	$6,473,766

Supplementary information

Interest paid on deposits	$548,409	$511,713

Income taxes paid	$1,600	$1,600

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Note 1.      CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Manhattan Bancorp (the “Bancorp”) and its wholly-owned subsidiaries, Bank of Manhattan, N.A. (the “Bank”) and MBFS Holdings, Inc., (“MBFS”),  together referred to as the “Company” have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein.  In the opinion of Management, all adjustments considered necessary for a fair presentation of results for the interim periods presented have been included.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2008 Annual Report on Form 10-K.

The preparation of condensed consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from these estimates. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in prior presentations may have been reclassified to conform to the current presentation.  These reclassifications, if any, had no effect on stockholders’ equity, net loss or loss-per-share amounts.

Note 2.      RECENT ACCOUNTING STANDARDS UPDATE

Business Combinations:   On January 1, 2009, the Company adopted a new standard which requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard had no effect on the Company’s financial statements.

Noncontrolling Interest in Consolidated Financial Statements:  On January 1, 2009, the Company adopted a new standard whose objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary. The adoption of this standard will effect the presentation of the Company’s financial statements in the fourth quarter of 2009.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 2.      RECENT ACCOUNTING STANDARDS UPDATE-Continued

Subsequent Events:   In May, 2009, the Company adopted a new standard which establishes accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The standard defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard had no effect on the Company’s financial statements.

Accounting for Transfers of Financial Assets:   This new standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The standard will be effective January 1, 2010 and is not expected to have an impact on the Company’s financial statements.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: On September 30, 2009, the Company adopted a new standard that makes the Financial Accounting Standards Board’s Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. The Codification does not change or alter existing GAAP and, therefore, the adoption of this standard had no effect on the Company’s financial statements, other than to eliminate previous references to accounting pronouncements that are no longer applicable as a result of this new codification scheme.

Impairment:   On January 1, 2009, the Company adopted a new standard whose objective is to achieve more consistent determinations of whether OTTI has occurred. The adoption of this standard had no effect on the Company’s financial statements.

Fair Value Measurements and Impairments of Securities:   On June 30, 2009, the Company adopted new accounting standards that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, as well as clarity and consistency in accounting for and presenting impairment losses on securities. The standards give guidance to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The standards also relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Previously, fair values for these assets and liabilities were only disclosed once a year, These disclosures are now required on a quarterly basis to provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Guidance on OTTI is intended to bring greater consistency to the timing of impairment recognition, and provide

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 2.      RECENT ACCOUNTING STANDARDS UPDATE-Continued

greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The standard also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of this standard had no impact on the Company’s financial statements.

Note 3.    INTEREST-EARNING ASSETS WITH OTHER FINANCIAL INSTITUTIONS

At September 30, 2009, the Company had interest-earning deposits with other financial institutions of $3.0 million, with a weighted average yield of 2.14%, and an average weighted remaining life of approximately four months.

Note 4.    INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of September 30, 2009 and December 31, 2008.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009 (unaudited)	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$980	$5	$—	$985
Mortgage-backed securities	4,942	297	—	5,239
Total available-for-sale securities	$5,922	$302	$—	$6,224

Held-to-maturity securities:
State and municipal securities	$993	$8	$—	$1,001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008 (audited)	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$980	$28	$—	$1,008
Mortgage-backed securities	6,127	279	—	6,406
Total available-for-sale securities	$7,107	$307	$—	$7,414

Held-to-maturity securities:
State and municipal securities	$991	$1	$5	$987

The fair value of these securities is based upon quoted market prices unless otherwise indicated in Note 7, which talks about acceptable methods of establishing fair value.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 4.    INVESTMENT SECURITIES-Continued

There were no realized gains or losses for the nine-month period ended September 30, 2009.   The change in net unrealized loss on available-for-sale securities included in accumulated other comprehensive income was approximately $6,000 for the nine-month period ended September 30, 2009. The comparable figure for the nine-month period ended September 30, 2008 was a gain of approximately $19,000. Available-for-sale securities with an amortized cost of approximately $4.9 million (fair value of approximately $5.1 million) were pledged as collateral for Federal Home Loan Bank advances as of September 30, 2009.

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

At September 30, 2009, the Company had no securities with unrealized losses.  Accordingly, there were no securities in a continual loss position for any of the required reporting periods at September 30, 2009.

Any intra-period declines in market values were attributable to changes in market rates of interest rather than credit quality.  Moreover, because the Company has the ability and intent to hold all of its investments until a recovery of fair value, which may be at maturity, the Company considers none of its investments to be temporarily impaired at September 30, 2009.

The amortized cost, estimated fair value and average yield of debt securities at September 30, 2009 are shown below.  In the case of available-for-sale securities, the average yields are based on effective rates of book balances at year-end.  Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.  Mortgage-backed securities are classified in accordance with estimated lives.  Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations.

	Available-for-Sale Securities			Held-to-Maturity Securities
			Weighted			Weighted
(dollars in thousands) (unaudited)	Amortized Cost	Fair Value	Average Yield	Amortized Cost	Fair Value	Average Yield
Due in One Year or Less	$1,170	$1,238	5.18%	$993	$1,001	4.86%
Due from One Year to Five Years	2,780	2,932	5.19%
Due from Five Years to Ten Years	1,845	1,919	5.19%
Due after Ten Years	127	135	5.34%
	$5,922	$6,224	5.19%	$993	$1,001	4.86%

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 5.     LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	September 30, 2009 (unaudited)		December 31, 2008 (audited)
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Commercial loans	$26,140	35.8%	$18,319	31.9%
Real estate loans	39,082	53.5%	32,956	57.4%
Other loans	7,836	10.7%	6,167	10.7%
Total loans, including net loan fees	73,058	100.0%	57,442	100.0%
Less : allowance for loan losses	(1,095)		(975)
Net loans	$71,963		$56,467

At September 30, 2009, the Company had no impaired or non-accrual loans.  There were no loans past due 90 days or more in either interest or principal as of September 30, 2009 and December 31, 2008.

In the Bank’s period review of the loan portfolio, the Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the types of loans being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral of that loan.  The allowance for loan losses represents the Bank’s estimate of the potential losses in that portfolio.  In making that determination, the Bank analyzes the ultimate ability to collect the loans in its portfolio within the contracted time and at the contracted amounts.  Comments on loan quality are provided by internal loan staff, independent loan reviews and examinations performed by regulatory agencies.  As a part of that ongoing monthly analysis, the Bank recognized recent changes in the ultimate collectability of some of its loans, even among those that were still performing as agreed.  Among those loans, the Bank charged off certain loans totaling approximately $478,000 for the third quarter of 2009.

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Unaudited)	2009	2008	2009	2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Balance at beginning of period	$1,090	$598	$975	$269
Additions to the allowance charged to expense	469	102	1,096	431
Recoveries	14	—	14	—
	1,573	700	2,085	700
Less loans charged-off	478	—	990	—

Balance at end of period	$1,095	$700	$1,095	$700

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 6.     SHARE-BASED COMPENSATION

The following table presents the recorded and unrecognized share-based compensation expenses for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(unaudited)	2009	2008	2009	2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Share-based compensation expense	$196	$176	$587	$512

	As of
	September 30,
	2009	2008
	(in thousands)	(in thousands)
Unrecognized share-based compensation expense
Remainder of 2008	$—	$176
Remainder of 2009	196	692
2010	557	444
2011	208	22
2012	5	—
Total	$966	$1,334

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

The following table summarizes the weighted average assumptions utilized for stock options granted for the period presented:

	Period Ended
	September 30,
(unaudited)	2009	2008
Risk-free rate	2.24%	3.32%
Expected term	6 years	6 years
Expected volatility	26.16%	36.27%
Dividend yield	0.00%	0.00%
Fair value per share	$0.74	$3.54

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 6.     SHARE-BASED COMPENSATION-Continued

The following table summarizes the stock option activity under the plan for the periods indicated:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
(unaudited)	Shares	Exercise Price	Contractual Life	Value
2008
Outstanding at December 31, 2007	531,770	$9.99
Granted	53,550	$8.68
Exercised	—	—
Expired	—	—
Forfeited	39,114	$9.99
Outstanding at September 30, 2008	546,206	$9.85	8.97	$22,625
Options exercisable at September 30, 2008	157,796	$10.00	8.88	$—
Options unvested at September 30, 2008	388,410	$9.78	9.00	$22,625

2009
Outstanding at December 31, 2008	657,480	$9.99
Granted	42,250	$8.25
Exercised	—	—
Expired	—	—
Forfeited	12,755	$9.96
Outstanding at September 30, 2009	686,975	$9.42	8.31	$—
Options exercisable at September 30, 2009	314,889	$9.91	7.93	$—
Options unvested at September 30, 2009	372,086	$9.00	8.60	$—

Note 7.     FAIR VALUE MEASUREMENTS

Current accounting rules defines the fair value of a financial instrument as the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.   Fair value estimates are made at a specific point in time based upon relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates. The following methods and assumptions were used to estimate the fair value of significant financial instruments.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 7.     FAIR VALUE MEASUREMENTS-Continued

Financial Assets

The carrying amount of cash and short-term investments is considered to approximate fair value.  Short-term investments include federal funds sold and interest-bearing deposits with other financial institutions.  The fair value of investment securities is generally based upon quoted market prices.  The fair value of loans is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

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

The estimated fair value of financial instruments at September 30, 2009 and December 31, 2008 is summarized as follows (dollar amount in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
(unaudited)	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	$1,144	$1,144	$19,710	$19,710
Federal funds sold/interest-bearing demand balances	23,536	23,536	—	—
Time deposits-other financial institutions	3,016	3,016	4,198	4,198
Investment Securities	7,217	7,225	8,404	8,400
Loans, net	71,963	77,097	56,467	62,133
Non-marketable stocks	1,676	1,676	1,445	1,445
Accrued interest receivable	352	352	284	284
Financial Liabilities:
Non-interest bearing deposits	20,908	20,908	15,379	15,379
Interest-bearing deposits	47,845	47,555	32,612	32,594
Accrued interest payable	83	83	37	37
FHLB advances	11,500	11,466	9,500	9,462

Effective January 1, 2008, the Company adopted the accounting practice which clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles in the United States of America, and expands fair value disclosure requirements.  This practice applies whenever other accounting pronouncements require or permit fair value measurements.  The fair value hierarchy this practice prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3).  Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 7.     FAIR VALUE MEASUREMENTS-Continued

included within Level 1, which are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are observable inputs for the asset or liability and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company performs fair-value measurements on certain assets using methods which are most relevant to providing a reasonable valuation.  Some fair-value measurements, such as for available-for-sale securities, are performed on a recurring basis.

The following table summarizes the Company’s assets and liabilities, if any, which were measured at fair value on a recurring basis during the period, with dollars reported in thousands:

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(unaudited)	September 30,	Assets	Inputs	Inputs
Description of Asset/Liabiltity	2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$6,224	$—	$6,224	$—

Available-for-sale securities are valued based upon inputs derived principally from observable market data.  Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Note 8.     OTHER BORROWINGS

At September 30, 2009, the Company had a collateralized line of credit with the Federal Home Loan Bank (“FHLB”) totaling $15.6 million, against which it had outstanding $4.5 million consisting of a FHLB five-year fixed rate advance at 4.38% maturing on June 27, 2013 and $7.0 million consisting of a FHLB overnight variable rate advance at 0.10% maturing on October 1, 2009.

Note 9.     EARNINGS (LOSS) PER SHARE

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

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 10.     SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through November 12, 2009, the date the financial statements were issued.  There were no recognized subsequent events requiring accrual.   However, a nonrecognized subsequent event occurred as of October 9, 2009, when the United States Department of the Treasury (“Treasury”) notified the Company of the Treasury’s acceptance of the Company’s offer to repurchase the outstanding Warrant (the “Warrant”) for 29,480 shares of the Company’s stock at a total price of $63,364.  The repurchase of the Warrant occurred on October 14, 2009 and fully eliminates all restrictions and reporting requirements under the TARP regulations.

The Warrant was originally issued in conjunction with the Company’s Fixed Rate Cumulative Perpetual Stock, Series A (the “Preferred Stock”), which was repurchased on September 16, 2009, details of which can be found in a Current Report on Form 8-K filed on September 16, 2009.

On October 1, 2009, the Company completed its acquisition of BOM Capital, LLC through its wholly-owned subsidiary MBFS Holdings, Inc.

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

The Company

Manhattan Bancorp (“Bancorp”) is a bank holding company, which was incorporated in August 2006 in order to acquire Bank of Manhattan, N.A. (the “Bank”), a de novo bank which was acquired on August 14, 2007.  The Bank is a nationally-chartered banking association which was organized under the laws of the United States on August 15, 2007.  The Bank is located in El Segundo, California and as of September 30, 2009 had $110.0 million in assets, $71.7 million in net loans receivable and $74.9 million in deposits. Through the period covered by this report, the Bancorp operated primarily through the Bank, and the capital stock of the Bank was its principal assets.  On October 1, 2009, MBFS Holdings, Inc., a recently-formed wholly-owned subsidiary of the Bancorp, acquired a 70% ownership interest in BOM Capital, LLC (“BOM”).  BOM engages in the “riskless principal” securities trading business.  Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “we” or “us” refer to the Bancorp and its consolidated subsidiaries, the Bank and MBFS.

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

Earnings and Financial Condition Overview

For the three months ended September 30, 2009, the Company recorded a loss of $1,274,000 or $0.32 per basic share of common stock.   Comparing the Company’s 2008 third-quarter loss of $998,000 or $0.38 per basic share of common stock with the current operating quarter reflects an approximate 27.6% increase in the reported comparable quarterly loss for 2009. Similarly, the nine-month recorded loss for the period ended September 30, 2009 was $3,961,000 or $0.99 per basic share of common stock reflecting a 19.4% increase in the reported comparable nine-month loss of $3,318,000 or $1.33 per share for the first nine months of 2008.

Outstanding gross loans reflect a modest growth in the third quarter of 2009 over the more robust growth experienced in the preceding quarter.  The Company’s loan portfolio as of September 30, 2009 contains no delinquent loans in excess of thirty days or loans on non-accrual.  The reduction in the dollar size of loans with recognized credit concerns has allowed the Company to maintain the allowance for loan losses at acceptable levels, although the percentage of the allowance has decreased from 1.70% as of December 31, 2008 to 1.50% as of September 30, 2009.  The allowance for loan losses percentage, as reported in both December 31, 2008 and March 31, 2009, reflected the potential deficiency associated with certain credits, where specific reserves were set aside to acknowledge the possible shortfall.  The recognition of the loss, even though the credits were technically still performing, removed the need for a specific reserve, thus allowing the allowance to return to the level noted above.

The provision for loan losses for the three-month period ended September 30, 2009 was $469,000 compared to only $102,000 for the same three-month period ended September 30, 2008.  Similarly, the provision for the nine-month period ended September 30, 2009 was $1,096,000 compared to only $431,000 for the similar nine-month period ended September 30, 2008.  The recognition of losses of approximately $990,000 is reflected in the higher 2009 provisions.

Net interest income after provision for loan losses for the three-month period ended September 30, 2009 was approximately $535,000, an increase of approximately $39,000 over the prior year’s three-month period ended September 30, 2008.  This was an 8% improvement in net interest income, despite the recognition of the third quarter loan loss.  This was possible because of a significant increase in interest income, up approximately $295,000 (32%), coupled with a significant decrease in interest expense, down approximately $110,000 (36%), for the comparable three-month period ended September 30, 2009 over the same period in 2008.

Net interest income after provision for loan losses for the nine-month period ended September 30, 2009 was approximately $1,573,000, an increase of approximately $419,000 over the prior year’s nine-month period ended September 30, 2008.  This was a 36% improvement in net-interest income, despite the recognition of the loan losses, and was possible because of an increase in interest income, up approximately $1,099,000 (51%) for the comparable nine-month period ended September 30, 2009 over the same period in 2008.   Interest expense also increased but by a smaller percentage (3%) for the comparable nine-month period ended September 30, 2009 over September 30, 2008 with the actual dollar amount only increasing approximately $15,000.

Non-interest expense for the three-month periods ended September 30, 2009 compared to September 30, 2008 increased by approximately $344,000 or 23%.  Non-interest expense for the nine-month periods ended September 30, 2009 compared to September 30, 2008 increased by approximately $1,119,000 or 25%.  A detailed analysis is found under Non-Interest Expense.

As of September 30, 2009, total assets of the Company were approximately $110.3 million.  This represents an increase of approximately $18.2 million or 19.8% over the amount reported as of December 31, 2008.  The growth in total assets can be attributed to an increase of approximately $15.6 million in gross loan balances or 27.2% from the approximately $57.4 million reported as of December 31, 2008.

Funding for the loan growth was obtained primarily from deposit growth and advances from the Federal Home Loan Bank.  At September 30, 2009, total deposits were approximately $68.8 million compared with the balance of approximately $48.0 million as of December 31, 2008.  This represents an approximately $20.8 million increase or 43.3%.  A net increase of $2.0 million in overnight Federal Home Loan Bank advances provided another source of funding.

In December 2008, the Company issued 1,700 shares of its Series A Preferred Stock and a warrant to purchase 29,480 shares of the Company’s common stock to the United States Department of the Treasury (“Treasury”) in connection with Treasury’s TARP Capital Purchase Program for a total price of $1,700,000.  In August, 2009, the Company’s Board authorized the Company to redeem the preferred stock for $1,700,000 plus all accrued and unpaid dividends on the preferred stock.  The redemption of the preferred stock was approved by both Treasury and the Federal Reserve Board, the Company’s primary federal banking regulator, and the preferred stock was redeemed on September 16, 2009.  On September 29, 2009 the Company informed the Treasury of its intent to repurchase the warrant at a purchase price to be agreed upon by the Company and Treasury.  Upon acceptance of the Company’s valuation of the warrant by the Treasury on October 9, 2009, the warrant was repurchased by the Company on October 14, 2009 at the agreed-upon price of approximately $63,000.

The following table provides selected financial data that highlights the Company’s financial performance for each of the eight full quarters that it has been in operation:

	For the three months ended
	9/30/2009	6/30/2009	3/31/2009	12/31/2008	9/30/2008	6/30/2008	3/31/2008	12/31/2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Statements of Operations:
Interest income	$1,204	$1,109	$951	$909	$909	$696	$560	$453
Interest expense	200	179	216	248	310	140	130	86

Net interest income	1,004	930	735	661	599	556	430	367
Provision for loan losses	468	454	174	275	102	163	166	167

Net interest income after provision	536	476	561	386	497	393	264	200

Non-interest income	47	34	17	11	18	11	13	1
Non-interest expense	1,857	1,964	1,811	1,498	1,513	1,557	1,444	1,484

Net loss from operations	$(1,274)	$(1,454)	$(1,233)	$(1,101)	$(998)	$(1,153)	$(1,167)	$(1,283)

Per Share and Other Data:
Basic and diluted loss per share	$(0.32)	$(0.36)	$(0.31)	$(0.42)	$(0.38)	$(0.46)	$(0.47)	$(0.52)
Book value per common share- period end	$7.31	$7.61	$7.94	$8.21	$7.52	$7.80	$8.17	$8.52
Weighted average shares outstanding basic and diluted	3,988	3,988	3,988	2,646	2,616	2,517	2,487	2,487

Balance Sheet Data:
Investments and fed funds sold	$33,770	$27,114	$17,085	$12,603	$19,898	$13,760	$12,915	$18,087
Loans, net	$71,963	$71,154	$60,810	$56,467	$47,994	$41,769	$31,758	$17,930
Assets	$110,270	$103,835	$97,221	$92,040	$71,806	$60,067	$48,526	$39,367
Deposits	$68,753	$59,650	$51,891	$47,991	$47,074	$34,727	$27,861	$17,862
Shareholders’ equity	$29,141	$31,899	$33,244	$34,288	$19,667	$20,393	$20,314	$21,189

Selected Financial Ratios
Net loss as a percentage of average assets	-5.15%	-6.53%	-5.71%	-5.98%	-5.07%	-8.92%	-10.73%	-14.46%
Net loss as a percentage of average equity	-16.14%	-17.75%	-14.75%	-21.73%	-19.85%	-22.84%	-22.54%	-23.39%
Dividend payout ratio	—	—	—	—	—	—	—	—
Equity to asset ratio	26.43%	30.72%	34.19%	37.25%	27.39%	33.95%	41.86%	53.82%
Net interest margin	4.26%	4.42%	3.60%	3.82%	3.21%	4.71%	4.34%	4.56%

Credit Quality
Allowance for loan losses	$1,095	$1,090	$1,149	$975	$700	$598	$435	$269
Allowance /total loans	1.50%	1.51%	1.85%	1.70%	1.44%	1.41%	1.35%	1.48%
Non-performing loans	$—	$—	$—	$—	$—	$—	$—	$—
Net (recoveries) charge-offs	$464	$513	$—	$—	$—	$—	$—	$—

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

The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.  The interest rate spread increased from 2.16% for the three-month period ended September 30, 2008 to 3.43% for the three-month period ended September 30, 2009. Similarly, the interest rate spread increased from 2.49% for the nine-month period ended September 30, 2008 to 3.09% for the nine-month period ended September 30, 2009.  The increases in both periods were attributable to the larger decline in effective interest rates associated with interest-bearing liabilities over interest-bearing assets.

Net interest margin is net interest income expressed as a percentage of average total interest-earning assets, allowing for the sources and the relative size of funding to be used as factors in the calculation.   During the comparable third quarterly period, while the interest rate spread increased by 127 basis points, the net interest margin increased by only 105 basis points, from 3.21% to 4.26%, reflecting the fact that a higher percentage of the sources of the funding were from interest-bearing liabilities.    Similarly, the interest rate spread for the comparable first nine-month periods of 2009 and 2008 reflects an increase of 60 basis points; the net interest margin increased by only 17 basis points, from 3.92% to 4.09%.  The noted decline in the net interest margin between both the third quarters and the first nine-month periods of 2009 and 2008 reflects the fact that a higher percentage of the sources of funds originates from interest-bearing liabilities.

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

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,		Dollar	Percent	September 30,		Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change
	(Unaudited)				(Unaudited)
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$1,204	$909	$295	32.45%	$3,263	$2,165	$1,098	50.72%
Interest expense	200	311	(111)	-35.69%	594	580	14	2.41%
Net interest income before provision for loan losses	$1,004	$598	$406	67.89%	$2,669	$1,585	$1,084	68.39%
Net interest margin	4.26%	3.21%		32.80%	4.09%	3.92%		4.26%

The following tables present the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the comparable third-quarter periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	Three months ended September 30,
	2009			2008
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold/Interest-bearing demand funds	$11,873	$8	0.27%	$17,528	$86	1.95%
Deposits with other financial institutions	3,433	19	2.20%	3,813	29	3.03%
Investments	7,366	93	5.01%	7,051	91	5.13%
Loans(1)	70,830	1,084	6.07%	45,820	703	6.10%
Total interest-earning assets	93,502	1,204	5.11%	74,212	909	4.87%
Non-interest-earning assets	4,725			4,096
Total assets	$98,227			$78,308

Interest-bearing liabilities:
Demand	$2,287	1	0.10%	$1,499	0	0.10%
Savings and money market	14,790	42	1.13%	7,239	33	1.81%
Certificates of deposit	25,593	106	1.64%	32,261	227	2.80%
FHLB advances	4,576	51	4.36%	4,501	50	4.38%
Total interest-bearing liabilities	47,246	200	1.68%	45,500	311	2.72%
Non-interest-bearing demand deposits	14,246			12,256
Total funding sources	61,492		1.29%	57,756		2.14%
Non-interest-bearing liabilities	5,425			537
Shareholders’ equity	31,310			20,015
Total liabilities and shareholders’ equity	$98,227			$78,308

Excess of interest-earning assets over funding sources	$32,010			$16,456
Net interest income		$1,004			$598
Net interest rate spread			3.43%			2.16%
Net interest margin			4.26%			3.21%

(1)          The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.   Loan fees net of amortized costs were approximately $21,000 for the three-month period ended September 30, 2009.   Loan costs net of amortized fees included in total net income were approximately $14,000 for the three-month period ended September 30, 2008.

The table below sets forth changes for the comparable three-month periods ended September 30, 2009 and September 30, 2008 for average earning assets, average interest-bearing liabilities, and their respective rates:

	VARIANCE IN BALANCES AND RATES
	Average Balance				Average Yield/Rate
	for the three months ended				for the three months ended
	September 30,		Variance		September 30,
(dollars in thousands)	2009	2008	dollar	percent	2009	2008	Variance
	(Unaudited)
Interest-earning assets:
Federal funds sold/Interest-bearing demand	$11,873	$17,528	$(5,655)	-32.26%	0.27%	1.95%	-1.68%
Deposits with other financial institutions	3,433	3,813	(380)	-9.97%	2.20%	3.03%	-0.83%
Investments	7,366	7,051	315	4.47%	5.01%	5.13%	-0.13%
Loans	70,830	45,820	25,010	54.58%	6.07%	6.10%	-0.03%
Total interest-earning assets	$93,502	$74,212	$19,290	25.99%	5.11%	4.87%	0.24%

Interest-bearing liabilities:
Interest-bearing demand	$2,287	$1,499	$788	52.57%	0.10%	0.10%	0.00%
Savings and money market	14,790	7,239	7,551	104.31%	1.13%	1.81%	-0.68%
Certificates of deposit	25,593	32,261	(6,668)	-20.67%	1.64%	2.80%	-1.16%
FHLB advances	4,576	4,501	75	1.67%	4.36%	4.38%	-0.02%
Total interest-bearing liabilities	$47,246	$45,500	$1,746	3.84%	1.68%	2.72%	-1.04%

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the comparable nine-month periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	Nine months ended September 30,
	2009			2008
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold/Interest-bearing demand funds	$9,859	$22	0.30%	$9,612	$165	2.29%
Deposits with other financial institutions	5,798	92	2.12%	2,292	66	3.85%
Investments	7,811	326	5.58%	7,018	301	5.73%
Loans(1)	63,732	2,823	5.92%	35,016	1,633	6.23%
Total interest-earning assets	87,200	3,263	5.00%	53,938	2,165	5.36%
Non-interest-earning assets	4,566			3,948
Total assets	$91,766			$57,886

Interest-bearing liabilities:
Demand	$1,950	1	0.10%	$1,144	1	0.12%
Savings and money market	12,564	112	1.19%	5,313	82	2.06%
Certificates of deposit	22,475	331	1.97%	18,930	444	3.13%
FHLB advances	4,595	150	4.30%	1,577	53	4.38%
Total interest-bearing liabilities	41,584	594	1.91%	26,964	580	2.87%
Non-interest-bearing demand deposits	16,825			10,210
Total funding sources	58,409		1.36%	37,174		2.08%
Non-interest-bearing liabilities	650			408
Shareholders’ equity	32,707			20,304
Total liabilities and shareholders’ equity	$91,766			$57,886

Excess of interest-earning assets over funding sources	$28,791			$16,764
Net interest income		$2,669			$1,585
Net interest rate spread			3.09%			2.49%
Net interest margin			4.09%			3.92%

(1)          The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.   Loan fees net of amortized costs were approximately $30,000 for the nine-month period ended September 30, 2009.   Loan costs net of amortized fees included in total net income were approximately $39,000 for the nine-month period ended September 30, 2008.

The table below sets forth changes for the comparable nine-month periods ended September 30, 2009 and September 30, 2008 for average earning assets, average interest-bearing liabilities, and their respective rates:

	VARIANCE IN BALANCES AND RATES
	Average Balance				Average Yield/Rate
	for the nine months ended				for the nine months ended
	September 30,		Variance		September 30,
(dollars in thousands)	2009	2008	dollar	percent	2009	2008	Variance
	(Unaudited)
Interest-earning assets:
Federal funds sold/Interest-bearing demand	$9,859	$9,612	$247	2.57%	0.30%	2.29%	-1.99%
Deposits with other financial institutions	5,798	2,292	3,506	152.97%	2.12%	3.85%	-1.73%
Investments	7,811	7,018	793	11.30%	5.58%	5.73%	-0.14%
Loans	63,732	35,016	28,716	82.01%	5.92%	6.23%	-0.31%
Total interest-earning assets	$87,200	$53,938	$33,262	61.67%	5.00%	5.36%	-0.36%

Interest-bearing liabilities:
Interest-bearing demand	$1,950	$1,144	$806	70.45%	0.10%	0.12%	-0.02%
Savings and money market	12,564	5,313	7,251	136.48%	1.19%	2.06%	-0.87%
Certificates of deposit	22,475	18,930	3,545	18.73%	1.97%	3.13%	-1.16%
FHLB advances	4,595	1,577	3,018	191.38%	4.30%	4.38%	-0.08%
Total interest-bearing liabilities	$41,584	$26,964	$14,620	54.22%	1.91%	2.87%	-0.96%

A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the comparable periods indicated:

	For the three months ended			For the nine months ended
	September 30, 2009 over 2008			September 30, 2009 over 2008
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
		(Unaudited)			(Unaudited)
Interest income:
Federal funds sold/Interest-bearing demand	$(28)	$(50)	$(78)	$4	$(147)	$(143)
Deposits with other financial institutions	(3)	(7)	(10)	101	(75)	26
Investments	4	(2)	2	34	(9)	25
Loans	384	(3)	381	1,339	(149)	1,190
Net increase (decrease)	357	(62)	295	1,478	(380)	1,098

Interest expense:
Interest-bearing demand	—	—	—	—	—	—
Savings and money market	34	(25)	9	112	(82)	30
Certificates of deposit	(47)	(74)	(121)	83	(196)	(113)
FHLB advances	1	—	1	99	(2)	97
Net increase (decrease)	(12)	(99)	(111)	294	(280)	14
Total net increase (decrease)	$369	$37	$406	$1,184	$(100)	$1,084

A review of the above tables shows that the overall increase in net interest income of approximately $406,000 between the two comparative quarters ended at September 30, 2009 and September 30, 2008 is the result of several factors.

Among the most significant factors in the increase in net interest income is the overall growth in average quarterly earning assets, up approximately $19.0 million or 26.0% between September 30, 2008 and September 30, 2009.  This increase was primarily a result of loan growth ($25.0 million) reflecting 129.7% of the total increase.  The percentage of average loan dollars outstanding, as a percentage of interest-earning assets, increased significantly from approximately 61.7% as of September 30, 2008 to 75.8% as of September 30, 2009.  The higher outstanding volume of loans between the third-quarter periods would have resulted in an increase of approximately $384,000 in interest income, but the actual amount of interest income earned was reduced by approximately $3,000 due to the decline in the overall effective yield on the loan portfolio.  The overall yield on outstanding loans declined from 6.10% for the three-month period ended September 30, 2008 to 6.07% for the three-month period ended September 30, 2009.

Similarly, among the most significant factors in the increase in net interest income is the overall growth in the year-to-date average interest-earning assets between 2008 and 2009, up approximately $33.3 million or 61.7% between September 30, 2008 and September 30, 2009.  This increase was also centered in loan growth ($28.7 million) reflecting 86.3% of the total increase.  The percentage of average loan dollars outstanding, as a percentage of average interest-earning assets, grew from approximately 64.9% as of September 30, 2008 to approximately 73.1% as of September 30, 2009.  The higher outstanding volume of loans between the nine-month periods would have resulted in an increase of approximately $1,339,000 in interest income, but the actual amount of interest income earned was reduced by approximately $149,000 due to the decline in the overall effective yield on the loan portfolio.  The overall yield on outstanding loans declined from 6.23% for the nine-month period ended September 30, 2008 to 5.92% for the nine-month period ended September 30, 2009.

The Bank continues to have five significant deposit relationships, one of which is with a related party, which totaled, as of September 30, 2009, approximately $15.4 million or 20.5% of the Bank’s deposits.  Included in these deposits are funds subject to unscheduled withdrawals, mandating the Bank to hold funds in cash or cash equivalents at a high level to provide necessary liquidity. The one related party was the Bank’s parent company.

The Bank sells its overnight funds not currently needed to meet loan demand through an agency agreement with its primary correspondent bank, Pacific Coast Bankers’ Bank (“PCBB”). PCBB, in turn, places the available funds into well-capitalized banks across the country.  Due to the lower effective rates on such funds, the Federal Reserve Bank has recently offered a minimum rate of 25 basis points for funds left at the Federal Reserve Bank overnight.  Since the nature of these interest-bearing demand funds are similar to Fed funds sold, the financial presentation has grouped the amounts together to facilitate the comparison between periods. The amount of Fed funds sold and other interest-bearing demand balances as a percentage of all interest-earning assets declined from approximately 23.6% for the comparable three-month period ended September 30, 2008 to 12.7% as of the three-month period ended September 30, 2009. The average balance in Fed funds sold decreased by approximately $5.7 million during these comparable three-month periods. The reduction in both the actual averages of Fed funds sold and other interest-bearing balances and their representative percentages to total interest-bearing assets was the result of significant growth in loans between the comparable periods. In analyzing the effect of balance movements on the category of overnight funds, the lower outstanding volume would have resulted in a decrease of approximately $28,000 in interest income.  However, the dramatic decline in the effective yield on this category by 168 basis points (from an effective yield of 1.95% for the three-month period ended September 30, 2008 to 0.27% for the three-month period ended September 30, 2009) augmented the decline in interest income by approximately $50,000. Similarly, the amount of Fed funds sold and other interest-bearing demand balances as a percentage of all interest-earning assets declined from 17.8% to 11.3% for the comparable nine-month periods ended September 30, 2008 and September 30, 2009, with the average balance in Fed funds sold increasing by approximately $247,000.  This higher outstanding volume would have resulted in an increase of approximately $4,000 in interest income.  However, the dramatic decline in the effective yield on this category by 199 basis points completely offset any positive benefit by reducing the potential interest income by approximately $147,000.

The Bank, in order to sustain the overall yield on interest-earning assets elected to continue to place additional funds in interest-bearing certificates of deposits in other financial institutions  The slight reduction in the outstanding volume of funds invested in certificate of deposits in other financial institutions between the third-quarter periods would have resulted in a decrease of approximately $3,000 in interest income, but this reduction was further augmented by the decline in the overall effective yield on this category, reducing the amount by approximately $7,000.  The overall yield on the funds placed with other financial institutions declined from 3.03% for the three-month period ended September 30, 2008 to 2.20% for the three-month period ended September 30, 2009.   Similarly, when comparing the

average outstanding balances during the nine-month period ended September 30, 2009 versus the same period ended September 30, 2008, the increased volume would have resulted in an increase in interest income of approximately $101,000, but this amount was offset by the decline in the overall effective yield on interest-bearing certificates of deposit in other financial institutions, which fell by 173 basis points to 2.12% for the nine-month period ended September 30, 2009 compared to 3.85% for the comparable nine-month period ended September 30, 2008.

For the comparable third quarter periods of 2008 and 2009, the change in the mix of interest-yielding assets, coupled with the overall growth, resulted in the increase of interest income of approximately $295,000, with approximately $357,000 due to volume increases, which more than fully offset the result of the general market interest rate decline of approximately $62,000.  While general interest rates declined by 175 basis points between the beginning of third quarter of 2008 and the end of the third quarter of 2009, the average effective yield on the Company’s earning assets declined by only approximately 25 basis points.

Total interest expense for the comparable third quarter periods ended September 30, 2008 and 2009 decreased by approximately $111,000, with the mix in balances, which affected the nominal increase in balances outstanding on interest-bearing liabilities, resulting in an overall reduction in the volume component of the change in interest expense.  The overall increase in outstanding interest-bearing liability balances resulted in a savings in interest expense of approximately $12,000.  This savings was further augmented by the savings available on the repricing associated with the overall declining market rates.  The savings which resulted from the decline in effective rates was approximately $99,000.

For the comparable three-month periods ended in September 30, 2009 and September 30, 2008, the average balance in Interest-Bearing Demand deposits increased by approximately $788,000.  As the rate during both periods was essentially at its floor of 10 basis points, any variance in interest expense would be volume-related.  However, the volume variance is less than $1,000 and, therefore, is not reflected in the table.

For the comparable three-month periods ended September 30, 2009 and September 30, 2008, the average balance in Savings and Money Market deposits increased by approximately $7.6 million. The higher outstanding volume in this category would have resulted in an increase of expense of approximately $34,000.  However the significant decline in the effective yield on this category by 68 basis points, from an effective yield of 1.81% for the three-month period ended September 30, 2008 to 1.13% for the three-month period ended September 30, 2009, offset most of the additional expense by reducing the potential interest cost by approximately $25,000.

An opposite result occurred in the Certificate of Deposits category. For the comparable three-month periods ended September 30, 2009 and September 30, 2008, the average balance decreased by approximately $6.7 million. The lower outstanding volume in certificates of deposits would have resulted in a decrease of expense, a savings of approximately $47,000.   The significant decline in the effective yield on this category by 116 basis points, from an effective yield of 2.80% for the three-month period ended September 30, 2008 to 1.64% for the three-month period ended September 30, 2009, resulted in a larger savings by approximately $74,000.

The establishment of the Federal Home Loan Bank advance by the Bank occurred on June 27, 2008 and accordingly was present for the full three-month period ended September 30, 2008.  The overall effective rate and the average outstanding balance on the Federal Home Loan Bank advances is heavily weighted towards the $4.5 million long-term fixed advance at a stated rate of 4.38%.   With insignificant changes in the effective rate between the two comparable third-quarter periods, the total variance is reflected as a volume variance, resulting in the entire increase of approximately $1,000 appearing under the volume heading

Total interest expense for the comparable nine-month periods ended September 30, 2008 and 2009 increased by only $14,000,  with the increases in balances outstanding on interest-bearing liabilities being almost fully offset by the savings available on the repricing associated with the overall declining market rates.  The increase in interest expense due to the change in outstanding average interest-bearing liabilities was approximately $294,000. The savings which resulted from the decline in effective rates was approximately $280,000.

For the comparable nine-month periods ended September 30, 2009 and September 30, 2008, the average balance in Interest-Bearing Demand deposits increased by approximately $806,000.  As the rate during both periods was essentially at its floor of 10 basis points, any variance in interest expense would be volume-related.  However, the volume variance is less than $1,000 and therefore, is not reflected in the table.

For the comparable nine-month periods ended in September 30, 2009 and September 30, 2008, the average balance in Savings and Money Market deposits increased by approximately $7.3 million. The higher outstanding volume in this category would have resulted in an increase of expense of approximately $112,000.  However, the decline in the effective yield on this category by approximately 87 basis points, from an effective yield of 2.06% for the nine-month period ended September 30, 2008 to 1.19% for the nine-month period ended September 30, 2009, offset much of the additional expense by reducing the potential interest cost by approximately $82,000.

A similar result occurred in the Certificate of Deposits category. For the comparable nine-month periods ended September 30, 2009 and September 30, 2008, the average balance increased by approximately $3.5 million. The higher outstanding volume in certificates of deposits would have resulted in an increase of expense of approximately $83,000.  However the decline in the effective yield on this category by 116 basis points, from an effective yield of 3.13% for the nine-month period ended September 30, 2008 to 1.97% for the nine-month period ended September 30, 2009, offset all of the additional expense by reducing the potential interest cost by approximately $196,000.

The establishment of the Federal Home Loan Bank advance by the Bank occurred on June 27, 2008, so was present in the nine-month period ended September 30, 2008 for essentially only that quarter.  The overall effective rate and the average outstanding balance on the Federal Home Loan Bank advances are heavily weighted towards the $4.5 million long-term fixed advance at a stated rate of 4.38%.   With insignificant changes in the effective rate, the total variance is reflected as a volume variance, resulting in the entire increase of approximately $99,000 appearing as under the volume heading.  For the comparable nine-month periods ended September 30, 2008 and September 30, 2009, the total reported variance of approximately $97,000 appears primarily under the volume variance heading.

Discounting the effects of the Federal Home Loan advances, the costs associated with the increases in outstanding interest-bearing deposit dollars were almost entirely offset by the reduction in the effective rates associated with these funding sources in the periods under analysis.

Provision for Loan Losses

The Company made provisions for loan losses of $469,000 for the three-month period ended September 30, 2009, compared to $102,000 for the three-month period ended September 30, 2008.  For the comparable nine-month periods ended September 30, 2009 and September 30, 2008, the Company made provisions of $1,096,000 and $431,000 respectively.  These provisions were determined based upon the periodic credit review of the loan portfolio, consideration of past loan loss experience, current and predicted economic conditions, and other pertinent factors.  As a part of that ongoing monthly analysis, the Bank recognized recent changes in the ultimate collectability of some of its loans, even among those that were still performing as agreed.  Among those loans, the Bank charged off certain loans totaling approximately $990,000 as of September 30, 2009, including approximately $478,000 in the third quarter of 2009. The Company had previously provided a specific reserve for these loans beginning in the first quarter of 2009 and thus the provision needed to the second and third quarters reflects the incremental amount needed to reflect the charge off, while maintaining an acceptable allowance level in the loan loss reserve. For further analysis of the adequacy of the loan loss reserve, see Asset Quality and Allowance for Loan Losses.

Non-Interest Income

Non-interest income for both the three-month and nine-month periods ended September 30, 2009 and September 30, 2008 consisted primarily of fees collected for banking services such as check processing and wire transfers.

Non-Interest Expense

The following tables set forth changes for the two comparable three-month and nine-month periods ending September 30, 2009 and September 30, 2008, allowing comparisons between these operating periods:

	For the three months ended September 30,
	2009	2008
	(dollars in thousands)		Variance
	(Unaudited)		Dollars	Percent
Compensation and benefits	$1,119	$964	$155	16.1%
Occupancy and equipment	176	174	2	1.1%
Technology and communication	155	134	21	15.7%
Professional and administrative expenses	273	107	166	155.1%
Other non-interest expenses	134	134	—	0.0%
Total non-interest expenses	$1,857	$1,513	$344	22.7%

The differences in expense between the third quarters of 2009 and 2008 can be primarily attributed to the following:

•                  Compensation and benefits increased as the result of a slight increase in the number of employees between the two periods along with moderate salary increases for Company staff.

•                  Increased data processing costs associated with increasing customer base and contractual obligations.

•                  Increased costs associated with the exploration of new business opportunities, including legal and consulting services.

The most significant increase was related to professional and legal fees associated with the exploration of new business and capital-raising opportunities.  These costs were approximately $141,000 more in the three-month period ended September 30, 2009 than in the prior year’s comparable quarter.

	For the nine months ended September 30,
	2009	2008
	(dollars in thousands)		Variance
	(Unaudited)		Dollars	Percent
Compensation and benefits	$3,246	$2,882	$364	12.6%
Occupancy and equipment	515	495	20	4.0%
Technology and communication	428	384	44	11.5%
Professional and administrative expenses	1,077	371	706	190.3%
Other non-interest expenses	364	380	(16)	-4.2%
Total non-interest expenses	$5,630	$4,512	$1,118	24.8%

•                  Compensation and benefits increased as the result of a slight increase in the number of employees between the two periods along with moderate salary increases for Company staff.

•                  Increased data processing costs associated with increasing customer base and contractual obligations.

•                  Increased costs associated with the exploration of new business opportunities, including legal and consulting services.

The most significant increase was related to professional and legal fees associated with the exploration of new business and capital-raising opportunities.  These costs were approximately $609,000 more in the nine-month period ended September 30, 2009 than in the prior year’s comparable period.

FINANCIAL CONDITION

The Company’s increase in total assets to $110.3 million as of September 30, 2009 represents a 19.8% increase, or approximately $18.2 million, from total assets of $92.0 million as of December 31, 2008.  The growth is centered in loans, which were funded primarily by locally-generated deposits.

Loans

Total gross loans as of September 30, 2009 increased by approximately $15.6 million over December 31, 2008. Outstanding loan balances increased in all categories with the most monetary growth occurring in commercial loans, where the total grew by approximately $7.8 million or 42.9%.  The increase in commercial loans was intentional.  With the goal of greater diversification in the loan portfolio, an increased emphasis was placed on originating commercial loans since the beginning of the second quarter of 2009.  The addition of individuals with expertise in commercial lending helped facilitate this change in the loan mix.

Real estate loans, the Company’s largest loan category, also reflect growth since December 31, 2008, increasing by approximately $2.9 million. As a percentage of total loan dollars outstanding however this category declined to less than 48% at September 30, 2009, from 55.4% of the loan portfolio at December 31, 2008, due to the recent larger increase in commercial loans.

The table below sets forth the changes from December 31, 2008 to September 30, 2009 in the composition of the loan portfolio:

	September 30, 2009 (unaudited)		December 31, 2008 (audited)
	Amount	Percentage of	Amount	Percentage of
	Outstanding	Total	Outstanding	Total
	(dollars in thousands)		(dollars in thousands)
Commercial loans	$26,149	35.7%	$18,305	31.8%
Real estate loans	34,787	47.5%	31,842	55.4%
Real estate - construction	4,468	6.1%	1,194	2.1%
Other loans	7,827	10.7%	6,152	10.7%
Total Loans	73,231	100.0%	57,493	100.0%

Add: Purchase Premium	32		40
Add: Unamortized Costs	68		61
Less: Deferred Fees	(273)		(152)
Less - Allowance for loan losses	(1,095)		(975)
Net loans	$71,963		$56,467

Of the Bank’s total loans outstanding as of September 30, 2009, 24.2% were due in one year or less, 38.7% were due in one to five years, and 37.1% were due after five years.  As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank.  Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of September 30, 2009

		Maturing
	Within One	One to Five	After Five
(unaudited)	Year	Years	Years	Total
	(Dollars in thousands)
Commercial	$12,429	$11,720	$2,000	$26,149
Real Estate	775	13,998	20,014	34,787
Real Estate-Construction	2,867	1,601	—	4,468
Other Loans	1,690	1,007	5,130	7,827
Total	$17,761	$28,326	$27,144	$73,231

Loans with pre-determined interest rates	$669	$11,621	$2,418	$14,708
Loans with floating or adjustable rates	17,092	16,705	24,726	58,523
Total	$17,761	$28,326	$27,144	$73,231

Of the gross loan dollars outstanding as of September 30, 2009, approximately 79.9% had adjustable rates.  Most of the adjustable rate loans generally have interest rates tied to the prime rate; 64.8% of the total adjustable rate loan dollars outstanding will adjust with changes in the rate index on a daily basis. The balance of the adjustable rate loans are tied to other indices subject to periodic adjustment prior to the contract maturity.

Commercial Loans

The Bank offers a variety of commercial loans, including secured and unsecured term and revolving lines of credit, equipment loans and accounts receivable loans.  As of September 30, 2009, approximately 85.4% of the commercial loans had adjustable rates.  The Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable.  Should the borrower default and the Bank foreclose on the assets, we may not be able to recover the full amount of the loan.

Real Estate/Construction Loans

The Bank’s real estate loans are secured primarily by commercial property, including a significant percentage in multi-family complexes.   Approximately 73.2% of the real estate loans are adjustable during the term of the loan.  Approximately 51.0% of the real estate loans have a remaining maturity between five and ten years.  As of September 30, 2009, the weighted average ratio of the original loan extension to the underlying value of the property was approximately 51%, with weighted average debt service coverage of 1.82.  No individual loan-to-value ratio exceeded 75%.

Other Loans

The Bank offers other types of loans, including home equity lines of credit.  Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 80% of the appraised value of the borrower’s property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into and may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers.  Since inception through September 30, 2009, these had been limited to undisbursed commitments to extend credit to both businesses and individuals.  The outstanding balance of letters of credit, approximately $370,000 as of September 30, 2009, has not changed since December 31, 2008.  All commitments noted below were associated with loans and were therefore subject to the same credit underwriting policies and practices as those used for the loans reflected in the financial statements.  When deemed advisable, the Bank obtains collateral to support such commitments.

Loan Commitments

	September 30, 2009	December 31, 2008
	(In thousands)	(In thousands)
Commitment to extend credit	$27,877	$14,914
Standby letters of credit	370	370
	$28,247	$15,284

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

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned (“OREO”).  Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past-due 90 days or more with respect to principal or interest, have not been restructured or placed on non-accrual status, and are accruing interest; and (iii) troubled debt restructures ( “TDRs”).  OREO is comprised of real estate acquired in satisfaction of the loan either through foreclosure or deed in lieu of foreclosure.

As a part of that ongoing monthly analysis, the Bank recognized during the last two quarters changes in the ultimate collectability of some of its loans, even among those that were still performing as agreed.  Among those loans, the Bank charged off certain loans totaling approximately $990,000 as of September 30, 2009, consisting of three relationships where doubts had arising regarding ultimate collectability.  The Bank had no non-performing assets as of September 30, 2009 and December 31, 2008.

Deposits and Borrowed Funds

Deposits are the Bank’s primary source of funds.  The following table sets forth the amount of deposits outstanding by category at September 30, 2009 and December 31, 2008, and the net changes between the two periods.

					% of
	September 30,	December 31,	Variance		Deposits
	2009	2008	Dollars	Percent	September	December
(dollars in thousands)	(unaudited)	(audited)
Deposit Classifications:
Non-interest bearing deposits	$20,908	$15,379	$5,529	35.95%	30.41%	32.05%
Interest-bearing demand	2,554	1,734	820	47.29%	3.71%	3.61%
Savings and money market	16,844	8,227	8,617	104.74%	24.50%	17.14%
Certificate of deposit $100,000 and over	23,855	18,144	5,711	31.48%	34.70%	37.81%
Certificate of deposit less than $100,000	4,592	4,506	86	1.91%	6.68%	9.39%
Total deposits	$68,753	$47,990	$20,763	43.27%	100.00%	100.00%

As of September 30, 2009, 30.4% of the Company’s deposits were non-interest-bearing demand deposits, a decrease from December 31, 2008 at 32.1%.  At December 31, 2008, the Company held a limited amount (less than 2%) in ‘reciprocal brokered funds’ under the CDARS program.  At September 30, 2009, the Company held no funds in ‘reciprocal brokered funds’ under the CDARS program.  However, to bridge a temporary shortfall in deposits necessary to fund increasing loan demand at the end of June 2009, the Bank acquired $5,000,000 from the CDARS program for a 26-week period ending December 24, 2009 at .95%.   Brokered funds from all sources were $5.0 million or 7.3% of total Company deposits at September 30, 2009. Almost all other depository funds have been placed with the Bank by local customers at competitive rates within the Bank’s marketing area.  While the goal of the Bank is to fund credit commitments using local funding sources, it is anticipated that some of the future funding sources may include additional brokered and/or non-local funds.

The Analysis of Net Interest Income, found within this document, summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Bank’s two comparative quarters ended September 30, 2009 and 2008 and for the two comparative nine-month periods ended September 30, 2009 and 2008.

The following table shows the maturity of all of the Bank’s time deposits as of September 30, 2009:

Maturities	Amounts
(unaudited)	(in thousands)
Three months or less	$12,114
Over three and through twelve months	15,486
Over twelve months	848
Total	$28,448

The Bank has established borrowing lines with the Federal Home Loan Bank (“FHLB”) during 2008.  At December 31, 2008, the Bank had borrowed $9.5 million from the FHLB collateralized by both loans and securities.  The average rate that was paid on FHLB borrowings was 4.30% for the quarter ended December 31, 2008.   At September 30, 2009, the Bank had borrowed $11,500,000 from the FHLB, again collateralized by both loans and securities.  The average rate that was paid on FHLB borrowings was 4.36% for the quarter ended September 30, 2009, and 4.30% for the nine-month period ended September 30, 2009.

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

In addition, management considers other trends that are qualitative relative to our marketplace, demographic trends, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.  The allowance for loan losses percentage as reported in both December 31, 2008 and March 31, 2009 reflected the potential deficiency associated with certain credits, for which specific reserves were set aside to acknowledge the portion estimated to be uncollectible.  As previously discussed, the Bank charged off these loans as of September 30, 2009.  The allowance continues to be set at a level reflecting our analysis of the risks within the portfolio as of September 30, 2009.  See Note 5 to Notes to the Financial Statements.

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Bank’s financial statements and operations.  Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory-accepted accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators such as components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to average assets. As of September 30, 2009, the Company and the Bank exceeded all applicable capital adequacy requirements.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of September 30, 2009:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$29,826	37.8%	$6,320	8%	$7,901	10%
Tier 1 Capital (risk-weighted assets)	$28,840	36.5%	$3,160	4%	$4,740	6%
Tier 1 Capital (average assets)	$28,840	29.4%	$3,929	4%	$4,911	5%

Bank
Total Capital (risk-weighted assets)	$23,591	30.0%	$6,300	8%	$7,875	10%
Tier 1 Capital (risk-weighted assets)	$22,605	28.7%	$3,150	4%	$4,725	6%
Tier 1 Capital (average assets)	$22,605	23.0%	$3,928	4%	$4,911	5%

Liquidity and Liquidity Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals, fund loan commitments, and meet other commitments on a timely and cost-effective basis.  The acquisition of deposits is our primary source of funds.  This relatively stable and low-cost source of funds has, along with the balances in stockholder’s equity, provided substantially all of the funding since the Bank’s inception.

We also have liquidity as a net seller of overnight federal funds at a level that would cushion, in part, any unexpected increase in demand for loans or decrease in funds deposited.  During the three-month period ended March 31, 2009, we had an average balance of $9.8 million in overnight federal funds sold representing approximately 11% of our average assets. During the three-month period ended June 30, 2009, we had an average balance of $7.0 million in overnight federal funds representing approximately 8% of our average assets.  During the three-month period ended September 30, 2009, we had an average balance of $11.9 million in overnight federal funds/interest-bearing demand funds representing approximately 12% of our average assets.    These ratios are far above the minimum guideline of 3% established in the Bank’s liquidity policy.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities.  For a discussion of the Company’s investment securities at September 30, 2009 and December 31, 2008 see Note 4 to Notes to the Financial Statements. As of December 31, 2008, liquid assets (including cash, Federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral), as a percentage of the Company’s deposits, were 53%.  As of September 30, 2009, liquid assets as a percentage of the Company’s deposits, although declining, remain acceptable at 42%.

While liquidity has not been a major concern in 2008 or 2009, management has established secondary sources of liquidity.   The Bank maintains lines of credit totaling $6 million with two correspondent banks for the purchase of overnight federal funds.  The lines are subject to availability of funds and have restrictions as to the number of days used during defined periods of time.  Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits acquired with deposit brokers, but also deposits bearing interest rates far above the local market rates), typically attracting large certificates of deposits at high interest rates.   As noted, the Company had $5.0 million in brokered deposits as of September 30, 2009 or less than 7.3% of total Company deposits at the end of this period and $902,000 as of December 31, 2008 or less than 2% of total Company deposits at the end of this period.   The Company’s policy restricts the reliance on brokered funds to no more than 40% of total deposits.

The Bank has established a credit line with the Federal Home Loan Bank of San Francisco and has outstanding as of September 30, 2009 a five-year, fixed-rate advance of $4.5 million at 4.38% and an overnight variable advance of $7.0 million at 0.10%.

The Bank has also been approved for advances from the Federal Reserve Bank Discount Window.  All advances are subject to pledged collateral sufficient to cover each advance.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk results primarily from two sources: credit risk and interest-rate risk.  Risk management is an important part of our operations and a key element of our overall financial results.  Banking regulators, in recent years, have emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks.  The Bank has both board and management committees who meet on a regular basis to oversee risk functions.  The Company’s Audit Committee is responsible for overseeing internal auditing functions and for interfacing with the Company’s external auditors.  The Bank’s Loan Committee establishes Loan Policy, reviews loans made by management and approves loans in excess of management’s lending authority.  This committee is also responsible for the review of any problem credits and assessing the adequacy of our allowance for loan losses.  The Asset/Liability Committee reviews investments made by management and monitors compliance with investment, interest-rate risk and liquidity policies.

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

Interest-Rate Risk

Interest-rate risk is the exposure of a bank’s financial condition and the results of operations to adverse movements in interest rates.  Movements in interest rates affect both the generation of earnings as well as the market value of assets and liabilities.   Interest-rate risk results from more than just the differences in the maturity or repricing opportunities of interest-earning assets and interest-bearing liabilities. Other factors that affect the interest-rate risk include changes in the slope of the yield curves over time; imperfect correlation in the adjustment of rates earned and paid on different instruments with similar characteristics; interest-rate-related embedded options such as loan floors, ceilings, and prepayments; as well as callable investment securities and early withdrawal of time deposits.

The potential impact of interest-rate risk is significant because of the liquidity and capital adequacy consequences that reduced earnings or losses may imply.  While we recognize and accept that interest-rate risk is a routine part of banking operations, the objective of interest-rate risk management is to measure, monitor and control exposure of net interest income to excessive risks associated with interest rate movements.

Understanding the inherent weakness in traditional gap analysis to properly measure interest-rate risk, the Bank employs modeling techniques which measure the effect of interest rate shocks on the net interest income and the market value of equity on the Bank’s existing mix of assets and liabilities.

The results of the model’s simulations on the potential loss of net interest income as of September 30, 2009 reflect the following:

Earnings at Risk
(unaudited)
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Net Interest
(in basis points)	Guideline	Income
-300	-15%	-10.9%
-200	-10%	-6.8%
-100	-5%	-2.8%
+100	-5%	1.9%
+200	-10%	3.8%
+300	-15%	5.7%

The method employed in rate shocking the earnings at risk was “ramping”, (i.e., changing the indicated rate movement gradually over a twelve-month horizon).  Based upon the model simulation as of September 30, 2009, the Bank’s interest-rate risk exposure as measured by rate movement on net interest income is within policy guidelines.

The results of the model’s simulations on the potential loss of the Company’s equity as of September 30, 2009 reflect the following:

Market Value of Equity
(unaudited)
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Market
(in basis points)	Guideline	Value of Equity
-300	-30%	-3.8%
-200	-20%	-3.8%
-100	-10%	-1.8%
+100	-10%	-2.0%
+200	-20%	-3.8%
+300	-30%	-4.1%

The method employed in rate shocking the market value of equity is referred to as “regulatory shock”, i.e., changing the indicated rates instantaneously.

Based upon the model simulation as of September 30, 2009, the Bank interest-rate exposure as measured by rate movement on the market value of the Bank’s equity is within policy guidelines.

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

During the quarter ended September 30, 2009, there were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3 — Defaults upon Senior Securities

Not Applicable.

Item 4 — Submission of Matters to the Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit Number	Index to Exhibits	Page
11	Statement Regarding Computation of Net Income (Loss) per Share	(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	38
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	39
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	41

(1)      The information required by this exhibit is incorporated by reference from Note 9 to the Company’s financial statements included herein.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP

Date:	November 10, 2009	/s/ Jeffrey M. Watson
Jeffrey M. Watson
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2009	/s/ Dean Fletcher
Dean Fletcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)