Form 10-K
period 2009-12-31
Manhattan Bancorp
filed 2010-03-29
CIK 1387632

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐ (Not yet applicable to registrant)

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009 was approximately $18,708,551.

         As of March 20, 2010, there were 3,987,631 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's definitive proxy statement are incorporated by reference in Part III of this Annual Report. The definitive proxy statement will be filed no later than 120 days after the close of the issuer's fiscal year.

Manhattan Bancorp

December 31, 2009

FORWARD-LOOKING STATEMENTS

        The statements contained herein that are not historical facts are forward-looking statements based upon management's current expectations and beliefs concerning further developments and their potential effects on Manhattan Bancorp and its subsidiaries (the "Company"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Included in the risks and uncertainties described herein are those enumerated in "Item 1A Risk Factors", which have been included to facilitate the reader's understanding of the risks the Company may encounter. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified, or repealed at any time in the future.

PART I

ITEM 1.    BUSINESS

General

        Manhattan Bancorp ("Bancorp") is a bank holding company which was incorporated in August 2006, in order to acquire Bank of Manhattan, N.A. (the "Bank"), a de novo bank which it acquired on August 14, 2007. The Bank is a nationally-chartered banking association organized under the laws of the United States, which commenced its banking operations on August 15, 2007. Bancorp operates primarily through the Bank, and the investment in the Bank is its principal asset. The Bank is located in El Segundo, California and at December 31, 2009 had $152 million in assets, $79 million in net loans receivable and $116 million in deposits. On October 1, 2009, Manhattan Bancorp, through its wholly owned subsidiary, MBFS Holdings, Inc. ("MBFS"), acquired a 70% interest in Banc of Manhattan Capital, LLC, ("BOMC") a full-service mortgage-centric broker/dealer. The gross investment in MBFS was $1 million as of December 31, 2009. Unless the context requires otherwise, references in this Form 10-K to the "Company," "we" or "us" refers to Bancorp and its consolidated subsidiaries, the Bank and MBFS and its subsidiary.

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

        The Company is growing by promoting relationship-based products and services to meet the banking needs of its defined customer base. We presently offer a full range of deposit products including non-interest bearing demand deposit and interest bearing checking accounts, regular savings accounts and certificates of deposit. We offer cash management services to our commercial checking account customers. To all of our customers we offer, among other things, wire transfers, electronic bill payment and overdraft protection.

        From the deposit funds generated and our capital proceeds, the Company has originated loans within the Bank's policy guidelines and made limited investments. Initially a large portion of these loans have been secured by commercial real estate. However, the Company does offer both secured and unsecured commercial term loans and lines of credit, and construction loans for individual and commercial properties. To a much lesser extent, the Company has made home equity and other consumer loans. The Company has not, nor is it its intent, to originate loans that are deemed sub-prime credits or predatory lending.

        The Company offers Internet banking services which allow customers to review their account information, issue stop payment orders, pay bills, transfer funds, order checks and inquire about credit products electronically. We offer qualified customers the ability to process deposits through remote item capture from their place of business.

        Through the Company's affiliation with BOMC, services which generate fee-based income have been created for the benefit of Company shareholders.

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

Competition and Geographic Market Area

        The relevant geographical market for the Bank is Los Angeles County. Utilizing the El Segundo headquarters as the hub, the Bank's business development officers serve existing and solicit prospective customers from outlying areas, such as the South Bay, Westside, downtown Los Angeles, South Los Angeles and other surrounding communities. As a business-oriented bank, most of the day-to-day banking activity is conducted through the use of in branch banking and remote deposit capture devices.

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

        Technological innovation has also resulted in increased competition in the financial services market. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously had been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches. Further, the rise of "internet banking" may require us to compete with remote entities soliciting customers in our market areas via web-based advertising and product delivery.

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

Employees

        As of December 31, 2009, the Company including all subsidiaries had 48 full-time employees.

Supervision and Regulation

General

        The Company, the Bank, MBFS and its subsidiary, BOMC, are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of the Company and the various affiliated companies. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company

        The Company is a bank-holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Federal Reserve Board. The Company is required to file with Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Bank may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of the bank holding companies and their subsidiaries.

        The Company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. Prior approval of the Federal Reserve Bank is also required for the merger or consolidation of the Company and other bank holding company.

        The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the FRB, engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

        The FRB may require that the Company terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the FRB determines that the activity of the control or the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

        Under the FRB's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiaries will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB's regulations or both.

        The Bancorp and the Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available from non-affiliates.

        The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

        BOMC, our brokerage subsidiary, is regulated by Financial Industry Regulatory Authority ("FINRA") and state securities regulators and may be subject to laws and regulations of the federal government and the various states in which it conducts business.

        The Company is subject to the public reporting requirements of the Securities and Exchange Act of 1934, as amended generally applicable to publicly held companies, under Section 15(d) of the Exchange Act. Companies which file a registration statement under the Securities Act are required under Section 15(d) of the Exchange Act for at least a 12-month period after the effectiveness of such registration statement to file periodic quarterly and annual reports under the Securities Act. If and when the Bancorp has more than 500 shareholders of record, it will be required to register its securities with the Securities and Exchange Commission under Section 12(g) of the Exchange Act at which time its filing of periodic reports, as well as certain other reporting obligations, will become mandatory.

The Bank

        As a national banking association, the Bank is subject to regulation, supervision and examination by the OCC. It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and the regulations promulgated thereunder by the Board of Governors of the Federal Reserve System. In addition, the deposits of the Bank are insured by the FDIC to a maximum allowed by the FDIC. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") temporarily increased the limit of the FDIC's insurance coverage from $100,000 to $250,000 per depositor through December 31, 2013. In addition the FDIC through its Transaction Account Guarantee Program ("TAGP") fully guarantees non-interest-bearing transaction deposit accounts regardless of the amount until June 30, 2010. For the protection, the Bank pays a quarterly assessment of participants in this program to the FDIC, and must adhere to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. The regulations of those agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's declaring of dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas.

        The earnings potential and growth of the Bank is largely dependent on its ability to maintain a favorable differential or "spread" between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank's performance has been and will continue to be influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the FRB. The FRB implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be fully predicted.

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

        The Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% ("Total Risk-Based Capital Ratio"), at least one-half of which must be in the form of Tier 1 capital ("Tier 1 Risk-Based Capital Ratio"). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2008 and December 31, 2009, the Bank's Total Risk-Based Capital Ratio was 41.9% and 27.0% respectively, and its Tier 1 Risked-Based Capital Ratio was 40.7% and 25.8% respectively.

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

        Banks are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets ("Leverage Capital Ratio") of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank's particular circumstances warrant. As of December 31, 2009 and December 31, 2008, the Bank's Leverage Capital Ratio was 18.9% and 34.2% respectively.

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

        The TARP Capital Purchase Program ("CPP") was developed to purchase $250 billion in senior preferred stock from qualifying financial institutions, and was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The amount of the Treasury Department's preferred stock that a particular qualifying financial institution could be approved to issue would be not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

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

  •
  the Treasury Department receives warrants equal to 15 percent of the Treasury Department's total investment in the participating institution; and

  •
  the participating institution's executives must agree to certain compensation restrictions and restrictions on the amount of executive compensation that is tax deductible.

        The Company elected to participate in the TARP CPP and in December 2008 issued $1.7 million worth of preferred stock to the Treasury Department pursuant to this program. Following the receipt of additional capital from a private placement, the Company sought and received permission to repurchase the $1.7 million worth of preferred stock form the Treasury Department in September 2009. Shortly thereafter, the Company reached an agreement regarding the value of the warrant issued in conjunction with the TARP CPP with the redemption completed in October 2009. Accordingly, the Company had no outstanding TARP obligations at October 2009. Certain reporting requirements associated with the Company's participation will continue into 2010.

        The EESA also established a Temporary Liquidity Guarantee Program ("TLGP") that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Company has no current plans to participate in the senior unsecured debt of the TLGP. The Company is currently participating in the guarantee program for non-interest bearing transaction deposit accounts. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. This program is scheduled to end on June 30, 2010.

Deposit Insurance

        The Bank's deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Effective January 1, 2007 the FDIC adopted a new risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that ranged from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system resulted in annual assessments on the Bank's deposits of 6 cents per $100 of domestic deposits. The Bank's deposit insurance premium for 2008, its first full year of operations, was approximately $30,000. In 2009 the Bank's deposit insurance premium was approximately $168,000 including a special assessment of approximately $40,000.

        On October 16, 2008, in response to the problems facing the financial markets and the economy, the Federal Deposit Insurance Corporation published a restoration plan (Restoration Plan) designed to replenish the Deposit Insurance Fund (DIF) such that the reserve ratio would return to 1.15% within five years. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter 2009. On February 27, 2009, the FDIC concluded that the problems facing the financial services sector and the economy at large constituted extraordinary circumstances and amended the Restoration Plan and extended the time within which the reserve ratio would return to 1.15% from five to seven years (Amended Restoration Plan). In May 2009, Congress amended the statutory provision governing establishment and implementation of a Restoration Plan to allow the FDIC eight years to bring the reserve ratio back to 1.15%, absent extraordinary circumstances. On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The Bank paid $40,000 for its special assessment which was collected in September 2009.

        In a final rule issued on September 29, 2009, the FDIC amended the Amended Restoration Plan as follows:

  •
  The period of the Amended Restoration Plan was extended from seven to eight years.

  •
  The FDIC announced that it will not impose any further special assessments under the final rule it adopted in May 2009.

  •
  The FDIC announced plans to maintain assessment rates at their current levels through the end of 2010. The FDIC also immediately adopted a uniform three basis point increase in assessment rates effective January 1, 2011 to ensure that the DIF returns to 1.15% within the Amended Restoration Plan period of eight years.

  •
  The FDIC announced that, at least semi-annually following the adoption of the Amended Restoration Plan, it will update its loss and income projections for the DIF. The FDIC also announced that it may, if necessary, adopt a new rule prior to the end of the eight-year period to increase assessment rates in order to return the reserve ratio to 1.15 percent.

        On November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. Our prepaid assessment was $412,000.

        In addition, banks must pay an amount which fluctuates but is currently 0.285 cents per $100 of insured deposits per quarter, towards the retirement of the Financing Corporation bonds issued in the 1980's to assist in the recovery of the savings and loan industry. These assessments will continue until the Financing Corporation bonds mature in 2019.

        The enactment of the EESA (discussed above) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013. In addition, pursuant to the guarantee program for non-interest bearing transaction deposit accounts under the TAGP in which the Bank has elected to participate, which provides a temporary unlimited guarantee of funds in non-interest bearing accounts, as defined, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. As of December 31, 2009, the Bank had approximately $24.4 million in non-interest bearing accounts exceeding $250,000. The TAGP is scheduled to expire on June 30, 2010.

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

Other Consumer Protection Laws and Regulations

        Activities of all insured banks are subject to a variety of statutes and regulations designed to protect consumers, such as the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

  •
  govern disclosures of credit terms to consumer borrowers;

  •
  require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;

  •
  govern the use and provision of information to credit reporting agencies; and

  •
  govern the manner in which consumer debts may be collected by collection agencies.

        The Bank's deposit operations are also subject to laws and regulations that:

  •
  impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

  •
  govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated a rule entitled "Electronic Fund Transfers", with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions. Since a small portion of the Company's service charges on deposits are in the form of overdraft fees or point-of-sale transactions, this would not have a significant adverse impact on our non-interest income. However, the impact ultimately depends on the level of customer opt-in and cannot be predicted with any degree of certainty.

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

        The Company and its board of directors have discussed the revised statement and believe that the Company's ALLL methodology is comprehensive, systematic, and consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address and had met the requirements of guidance.

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

Sarbanes-Oxley Act of 2002

        As a public company, we are subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation and the derivative regulation and rule-making promulgated by the Securities and Exchange Commission includes:

  •
  the creation of an independent accounting oversight board;

  •
  auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

  •
  additional corporate governance and responsibility measures, including the requirement that the Chief Executive Officer and Chief Financial Officer certify financial statements;

  •
  a requirement that companies establish and maintain a system of internal control over financial reporting and that an independent accountant provide to the company an independent opinion regarding its assessment of the effectiveness of such internal control over financial reporting;

  •
  a requirement that the company's independent accountants provide an attestation report with respect to the company's internal control over financial reporting (this requirement is currently proposed to become effective for smaller reporting companies like the Company for the 2010 fiscal year);

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

ITEM 1A.    RISK FACTORS

        In addition to the other information on the risks the Company faces and our management of risk contained in this annual report or in our regulatory filings, the following are significant risks which may affect us. Events or circumstances arising from one or more of these risks could adversely affect the Company's business, financial condition, operating results and prospects, and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face, and additional risk that we may currently view as not material may also impair our business operations and results.

        WE DO NOT HAVE A HISTORY OF PROFITABILITY.    The Company did not earn a profit for the year ended December 31, 2009 and while is it anticipated that the Company will be operated profitably in the future, there is no guarantee that this will be the case. The losses that occurred during the current year were the results of anticipated costs associated with developing our operating infrastructure during 2008 and 2009. This was initially coupled with mix of earning assets weighted in categories with lower interest returns, a condition expected in new banks. It is anticipated that the mix of interest-earning assets will improve during 2010. It is also anticipated that the growth in total earning assets will increase as well. There will be new sources of non-interest related income generated during 2010. However, any increase in earnings may be more than offset by the effects of the current economic downturn which may result in unanticipated loan losses and the contraction of business opportunities, which would impair the Company's ability to generate sufficient income to cover operating costs.

        THE COMPANY'S BUSINESS HAS BEEN AND MAY CONTINUE TO BE ADVERSELY AFFECTED BY VOLATILE CONDITIONS IN THE FINANCIAL MARKETS AND ADVERSE ECONOMIC CONDITIONS GENERALLY.    A sustained weakness in the business and economic conditions generally or specifically in the principal markets in which we do business could result in one or more the following adverse effects on our businesses:

  •
  A decrease in the demand for loans and other products and services offered by us;

  •
  A decline in the credit quality of loans secured by business assets and commercial and residential real estate;

  •
  An increase in the number of clients who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us; or

  •
  An inability to generate anticipated income from non-interest income services provided by subsidiaries.

        Other financial institutions, including those that are operating within our market place, have been subject to regulatory action including closure. Such uncertainty in the financial markets undermines the confidence of individuals and business enterprises.

        Overall, during the past two years, the general business environment has had an adverse effect on business in our market area and there is no assurance that the environment will improve in the near future. Until conditions improve, we expect that our business, financial condition and results of operations will be negatively impacted.

        POOR ECONOMIC CONDITIONS IN THE SOUTHERN CALIFORNIA REAL ESTATE MARKET MAY CAUSE US TO SUFFER HIGHER DEFAULT RATES ON OUR LOANS AND DECREASED VALUE OF THE ASSETS WE HOLD AS COLLATERAL.    A substantial majority of our assets and deposits have been and will be generated in Southern California, and at December 31, 2009, approximately 58% of the Company's loans were real estate loans, most of which are secured by real property in Southern California. During 2009, the real estate market in Southern California continued to deteriorate significantly, as evidenced by declining prices, reduced transaction volume, and increased foreclosure rates, and this deterioration may be expected to result in an increase in the level of the Company's nonperforming loans, particularly commercial real estate loans. If this real estate trend in the Company's market areas continues or worsens, the result could be reduced income, increased expenses, and less cash available for lending and other activities, which could have an adverse impact on the Company's financial condition and results of operations.

        WE MAY SUFFER LOSSES IN OUR LOAN PORTFOLIO DESPITE ADHERENCE TO PRUDENT UNDERWRITING PRACTICES.    The Company mitigates the risks inherent in extending credit by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower's prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank's allowance for loan losses. Bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. This is also the practice of the Company's independent auditors. A review of the Bank's loans was completed as recently as November, 2009 by a third party loan review, where all recommendations regarding the risk weighing of bank credits were implemented. While we believe that our allowance for loan losses is adequate to cover potential losses, we cannot guarantee that future increases to the allowance for loan losses may not be required by regulators or other third party loan review or financial audits. Any of these occurrences could materially adversely affect our earnings.

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

        WE ARE DEPENDENT ON KEY PERSONNEL AND THE LOSS OF ONE OR MORE OF THOSE KEY PERSONNEL MAY MATERIALLY AND ADVERSELY AFFECT OUR PROSPECTS.    Competition for qualified employees in the banking industry is intense, and there are limited numbers of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. The Company's success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, finance, administrative, marketing and business development, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success had been and continues to be highly dependent upon the abilities of key executives and certain other employees. There have been changes in key executive positions since the Company's inception, and there is no guarantee that other changes may not occur. Our original President and Chief Executive Officer resigned from the Company's Board and ceased to serve as the Company's President and Chief Executive Officer in February 2010, and although we located a new President and Chief Executive Officer, Mr. Deepak Kumar, relatively quickly, and although we believe Mr. Kumar has skills and qualifications that will enable him to successfully lead the Company, including more than 20 years of experience in the banking and financial services industry, Mr. Kumar has not previously been the Chief Executive Officer of a community bank and there can be no assurance that he will be successful, or, that if he is successful, he will remain with the Company. Other than the employment agreement for Mr. Kumar, which is for an indefinite term, we have five employment agreements with executive officers as of December 31, 2009, each of which was written for a multi-year period. Three of these agreements expire on August 15, 2010, the fourth agreement expires on January 22, 2012 and one agreement expires on October 31, 2012.

        WE FACE LIMITS ON OUR ABILITY TO LEND.    The Bank's legal lending limit as of December 31, 2009 was approximately $3.5 million. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. The Bank's lending limit affects our ability to seek relationships with the area's larger and more established businesses. Through our previous experience and relationships with other financial institutions in the Los Angeles area, we have the ability to accommodate loan amounts greater than our legal lending limits by selling participations in those loans to other banks. However, we cannot be assured of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us.

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

        WE RELY ON COMMUNICATIONS, INFORMATION, OPERATING AND FINANCIAL CONTROL SYSTEMS TECHNOLOGY FROM THIRD-PARTY SERVICE PROVIDERS.    We rely heavily on third-party

service providers for much of our communications, information, operating and financial control systems technology, including customer relations management, general ledger, and loan servicing and loan origination systems. Any failure or interruption or breach in security of these systems could result in a material adverse effect on our ability to operate efficiently and expose the Company to regulatory, legal and reputation risks.

        WE WILL BE REQUIRED TO COMPLY WITH THE SARBANES-OXLEY ACT ("SOX") OF 2002-SECTION 404.    As a smaller reporting company under SEC rules, the Company became subject to SOX section 404(a), management's assessment of Internal Control over Financial Reporting ("ICFR"), for its fiscal year ended December 31, 2008. Further, the Company will become subject to the provisions of SOX section 404 (b), the auditor attestation requirement of the Company's ICFR, which will be effective for the Company's 2010 fiscal year. In connection with its compliance obligation under SOX section 404, the Company will incur substantial costs including professional fees, personnel expenses and systems and software costs. Those increased costs will have an impact on our ability to achieve or maintain profitability and, on an ongoing basis, will affect the results of our operations. We completed the process of implementing and documenting the Company's ICFR for SOX compliance during 2008 but are augmenting the process due to the acquisition of BOMC in October 2009.

        As a part of that ongoing process, we may yet discover material weaknesses or significant deficiencies in our internal controls as defined under standards adopted by the Public Company Accounting Oversight Board, ("PCAOB"), that require remediation. Under PCOAB standards, a "material weakness" is a significant deficiency, or combination of significant deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A "significant deficiency" is a control deficiency or combination of control deficiencies, that affect a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is a more than remote likelihood that a misstatement of a company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

        As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal controls or make any necessary improvement to our internal and disclosure controls that could harm operating results or cause us to fail to meet our reporting obligations.

        RECENTLY ENACTED LEGISLATION AND THE COMPANY'S PARTICIPATION IN THE TARP CAPITAL PURCHASE PROGRAM MAY INCREASE COSTS AND LIMIT THE COMPANY'S ABILITY TO PURSUE BUSINESS OPPORTUNITIES.    The Emergency Economic Stabilization Act of 2008 (the "EESA"), as augmented by the American Recovery and Reinvestment Act of 2009 (the "Stimulus Bill"), was intended to stabilize and provide liquidity to the U.S. financial markets. It is impossible to predict, however, what actual impact the EESA and the Stimulus Bill and their regulations and other governmental programs will have on such markets. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could adversely affect the Company's business, financial condition and results of operations. The programs established or to be established under the EESA and the Troubled Asset Relief Program ("TARP") have resulted in increased regulation of the industry in general and/or TARP Capital Purchase Program participants in particular. Because the Company repaid all of its TARP obligations in 2009, its cost incurred for compliance as a participant in the TARP program as well as the limits imposed on its business operations as a result of its being a participant in the TARP program, will be eliminated on an ongoing basis following the first quarter of 2010.

        THE COMPANY'S EXPENSES WILL INCREASE AS A RESULT OF INCREASES IN FDIC INSURANCE PREMIUMS.    Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund's reserve ratio which was in a negative position by the end of 2009, and the FDIC currently has seven years to bring the reserve ratio back to the statutory minimum. The FDIC expects insured institution failures to peak in 2010, which will result in continued charges again the Deposit Insurance Fund, and they have implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates. As part of this plan, the FDIC imposed a special assessment in 2009 and also required the prepayment of three years of FDIC insurance premiums at the end of 2009. See "Regulation and Supervision—Deposit Insurance", above. The prepayments are designed to help address liquidity issues created by potential timing differences between the collection of premiums and charges again the DFI, but it is generally expected that assessment rates will continue to increase in the near term due to the significant cost of bank failures and a relatively large number of troubled banks.

        As a member institution of the FDIC, the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC. The Bank's deposit insurance premium for 2008, its first full year of operations, was approximately $30,000. In 2009 the Bank's deposit insurance premium was approximately $168,000 including a special assessment of approximately $40,000.

        To increase the liquidity in the FDIC deposit insurance program, the Bank was required to prepay its estimated premiums for the next three years ending in December 31, 2012; the amount of the prepaid premium as of December 31, 2009 was approximately $412,000.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

        The Company has entered into a lease, which commenced on July 1, 2007, for the Company's main office and our corporate headquarters located at 2141 Rosecrans Avenue, Suite 1160, in the city of El Segundo. The lease is for a term of seven years, with one option to renew for five years. We occupy approximately 7,600 square feet on the ground floor of a six-story multi-tenant building complex known as The Plaza at Continental Park. The current base rental is $20,996 per month, with annual increases of 3% per year as of July 1 each year.

        The Company has two other short-term leases which expire in March 2010.

ITEM 3.    LEGAL PROCEEDINGS

        To the best of our knowledge, there are no pending legal proceedings to which the Company is a party and which may have a materially adverse effect upon the Company's property, business or results of operations.

ITEM 4.    RESERVED

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

        The information in the following table indicates the highest and lowest sales price and volume of trading for the Bancorp's common stock for each of the calendar quarter in the two years ended December 31, 2009, and is based upon information provided by the OTCBB. The information does not include transactions for which no public records are available. These prices are based upon the actual prices of stock transactions without retail mark-ups, mark-downs, commissions or adjustments.

Period/Calendar Quarter Ended	High	Low	Approximate Trading Volume
March 31, 2008	$10.25	$9.25	13,200
June 30, 2008	$9.75	$8.15	46,700
September 30, 2008	$10.00	$7.50	32,900
December 31, 2008	$8.50	$7.50	33,700
March 31, 2009	$8.00	$3.95	207,500
June 30, 2009	$7.25	$4.75	137,300
September 30, 2009	$7.00	$6.00	22,900
December 31, 2009	$7.00	$5.50	54,200

Shareholders

        As of March 16, 2010, we have approximately 200 shareholders of record. There are no other classes of equity securities outstanding.

Dividends

        To date, we have not paid any cash dividends. As a bank holding company that currently has no significant assets other than its equity interest in the Bank and MBFS, the Company's ability to declare dividends depends primarily upon dividends it receives from its subsidiaries. The dividend practice of the Bank and MBFS, like the Company's dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the subsidiaries' Board of Directors at the time.

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

        The Company's ability to pay dividends is also limited by state corporation law. The California General Corporation Law prohibits the Company from paying dividends on the common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense of the two preceding fiscal years was less than the average of its interest expense of the two preceding fiscal years, at least equal to 125% of its current liabilities. These provisions of the California General Corporation Law would also limit the ability of MBFS to pay dividends to the Company.

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

        MBFS's cash position is dependent upon the earning distributions from its subsidiary BOMC. BOMC's distribution in based upon the anticipated cash requirements and other factors deemed relevant by its Board of Directors at the time.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under existing compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation approved by security holders	686,942	$9.42	45,847
Equity compensation not approved by security holders	—	—	—

Total	686,942	$9.42	45,847

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial information concerning the Company as of the end of the years indicated and for the period from August 15, 2007 (the date the Bank commenced operations) until December 31, 2009. The data should be read in conjunction with the Company's audited financial statements and related notes included in ITEM 8. All averages for 2007 are calculated based upon the initial operating period noted above.

	As of or for the period ended December 31,
	2009	2008	2007
	(Audited)	(Audited)	(Audited)
	(in thousands except for per share)
Statements of Operations:
Interest income	$4,601	$3,074	$611
Interest expense	846	828	102
Net interest income	3,755	2,246	509
Provision for loan losses	1,180	706	269
Net interest income after provision	2,575	1,540	240
Non-interest income	1,019	53	1
Non-interest expense	8,639	6,010	2,454
Net loss from operations, excluding minority interest	$(5,045)	$(4,419)	$(2,213)
Per Share and Other Data:
Basic and diluted loss per share	$(1.26)	$(1.72)	$(0.91)
Book value per common share—period end	$7.05	$8.60	$8.52
Weighted average shares outstanding basic and diluted	3,988	2,567	2,425
Balance Sheet Data:
Investments and fed funds sold	$67,558	$12,602	$18,087
Loans, net	$78,914	$56,467	$17,930
Assets	$152,315	$92,040	$39,367
Deposits	$110,920	$47,991	$17,862
Shareholders' equity	$28,111	$34,288	$21,189
Selected Financial Ratios
Net loss as a percentage of average assets	(5.10)%	(7.16)%	(16.86)%
Net loss as a percentage of average equity	(15.87)%	(21.81)%	(24.62)%
Dividend payout ratio	—	—	—
Equity to asset ratio	18.65%	37.25%	53.82%
Net interest margin	4.00%	3.89%	4.28%
Credit Quality
Allowance for loan losses	$1,202	$975	$269
Allowance/total loans	1.50%	1.70%	1.48%
Non-performing loans	$—	$—	$—
Net (recoveries) charge-offs	$952	$—	$—

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

OVERVIEW

        The Company recorded a net loss of $5,046,000 ($1.26 basic and fully-diluted loss per share) for the year ended December 31, 2009 as compared to a net loss of $4,419,000 ($1.72 basic and fully diluted loss per share) for the year ended December 31, 2008, a 14.2% increase. The increase in the net loss between the first two full-year operating periods is primarily due to three reasons:

  •
  Increased loan provisions to cover reductions in the loan loss allowance due to charge-offs

  •
  Increased compensation and benefit costs associated with non-bank staff increases

  •
  Increased legal and professional costs associated with business expansion opportunities

        The 2008 loss is more of a reflection of the initial limited asset growth than the result of asset deterioration or increases in operational expenses.

        Net interest income before provision for loan losses increased to $3,755,000 for the year ended December 31, 2009 compared to $2,246,000 for the year ended December 31, 2008, an increase of 67.2%. The Company's ability to reach profitability is based first and foremost on growing the size and composition of its average earning assets in a profitable manner. The Company's total assets increased from $92,040,000 at December 31, 2008 to $152,314,000 or 65% at December 31, 2009.

        Net loans continue to represent the largest portion of the Company's interest-earning assets, although the end-of-year percentage of loans to earning assets was reduced significantly by an increase in temporary funds, which augmented the Federal funds sold year-end totals. At December 31, 2009, net loans were $78,913,000 or 53.8% of interest-earning assets. The comparable total at December 31, 2008 represents an increase of 40% with net loans at $56,467,000 or 81.8% of interest-earning assets. The growth in the loan portfolio is significant because it not only represents the greatest concentration of the Company's assets, it is also the highest yielding of the Company's assets.

        The Company's allowance for loan losses was $975,000 or 1.70% of loans at December 31, 2008 compared to $1,202,000 or 1.50% of loans at December 31, 2009. The decrease in the percentage between years is primarily attributable to the removal by charge-off of loans during 2009 which at December 31, 2008 required a higher reserve to reflect the deterioration of the credit. During 2009, the Company has made adjustments of qualitative factors in the allowance valuation methodology to reflect the downturn in the economy. The Company has had no non-performing loans from its inception to December 31, 2009, although loans which were performing were charged-off when the full non-collectability became evident, prior to any default by the borrowers.

        Deposits increased from $47,991,000 at December 31, 2008 to $110,920,000 at December 31, 2009 or 131%. The increase was generated primarily, but not exclusively, from the Company's local market. All funding was achieved at rates which were competitive.

        Shareholders' equity decreased from $34,288,000 at December 31, 2008 to $28,402,000 at December 31, 2009. The equity was negatively impacted by the 2009 operating loss of $5,046,000 and the cost associated with the repurchase of the preferred stock and outstanding warrant.

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

Allowance for loan losses

        The Company maintains an allowance for loan losses ("ALLL") to provide for potential losses in its loan portfolio. Additions to the allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible will be charged against the allowance while recoveries would be credited to the allowance. We have instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of the risk factors associated with the Bank's loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. We conduct a critical evaluation on the loan portfolio monthly.

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

        At each reporting date, investment securities are assessed to determine whether there is other-than-temporary impairment. If it is probable that the Company will be unable to collect all amounts due to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of shareholders' equity. Realized gains and losses on sales are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. For mortgage-backed securities, the amortization or accretion is based upon estimated average lives of the securities. The lives of the securities can fluctuate based upon the amount of prepayments received on the assets.

Goodwill

        As discussed in Note 1 of the Consolidated Financial Statements, we will assess goodwill each year for impairment. This assessment will involve estimated cash flows for future periods. If the future cash flows were materially less than the recorded goodwill, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

        As discussed in Note 11 of the Consolidated Financial Statements, the realization of any benefit from the deferred tax asset is dependent on an estimation of future earnings. Due to the Company's net loss position, all tax benefits that apply to this operating loss, as well as losses from pre-opening expenses, have been offset with a tax valuation allowance of equal amount. The ability to recognize any benefit from operating losses is directly related to Company's demonstrated ability to record profits within the foreseeable future. While we believe that we will become profitable, it is more likely than not that we will not generate sufficient taxable income in the near future to sufficiently or fully use the tax benefits currently available. In this case, we are required to establish a valuation reserve to cover the potential loss of these benefits.

        As noted, at present the valuation allowance fully offsets any potential benefit. If future income should prove to be nonexistent or less than the amount of the deferred tax assets within the tax years to which is applies, the asset many not be realized and no benefit will result.

RESULTS OF OPERATIONS

Net Loss

        In 2009, the Company reported a net loss of $5,046,000 for its second full year of operation or $1.26 per share attributable to Company shareholders. The recorded loss from operations during the first full year of operations was approximately $4,419,000 or $1.72 per share. During the Company's initial growth phase, it was always anticipated that the Bank, as the income-producing subsidiary of the Company, would operate at a loss. This is also true of the subsidiary of MBFS, BOMC, which was acquired by the Company on October 1, 2009 and which commenced its business activity in May 2009.

        In addition to the initial challenge of building the Company's interest-bearing assets to a level which would support ongoing profitability, the financial industry in general, and the Bank specifically, was negatively affected by the decline in credit-worthy customers, reducing the traditional source of income for a community bank, the loan portfolio. The alternatives in the investment area were also negatively impacted with historically low yields on interest-bearing assets. The cost of funding assets has decreased since the Bank's inception but the fluctuations in both asset and liability mixes have resulted in an inconsistent pattern in net interest margins over the eight (8) quarters covered by this evaluation.

        The reported net interest margin for each of the annual periods ended December 31, 2009 and December 31, 2008 were 4.00% and 3.89% respectively. However, the 2009 fourth quarter net interest margin was only 3.79%, a decline of 47 basis points over the immediately previous quarter. The significant quarterly decline was primarily the result of the rapid changes in the asset and liability mix. See "Net Interest Income" below for future discussion regarding net interest margin.

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

        The interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate paid on interest-bearing liabilities.

        Net interest margin is net interest income expressed as a percentage of average total interest-earning assets. Net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes in the relative amounts of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Interest rates earned and paid are affected principally by our competition, general economic conditions and other factors beyond the Company's control such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the FRB.

        The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Year Ended
	December 31,
			Dollar Change	Percent Change
	2009	2008
	(Unaudited) (Dollars in thousands)
Interest income	$4,601	$3,074	$1,527	49.67%
Interest expense	846	828	18	2.17%

Net interest income before provision for loan losses	$3,755	$2,246	$1,509	67.19%

Net interest margin	4.00%	3.89%		2.81%

        The following table presents the weighted average yield on each specific category of interest-earning asset, the weighted average rate paid on each specific category of interest-bearing liabilities, and the resulting interest rate spread and net interest margin for the period indicated.

ANALYSIS OF NET INTEREST INCOME

	Year ended December 31, 2009			Year ended December 31, 2008
	Average Balance	Interest Income/ Expense	Weighted Average Rate Earned/Paid	Average Balance	Interest Income/ Expense	Weighted Average Rate Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold/Interest-bearing demand funds	$14,223	$38	0.27%	$8,274	$173	2.09%
Deposits with other financial institutions	5,161	108	2.09%	3,271	108	3.30%
Investments(1)	8,033	457	5.69%	7,292	422	5.79%
Loans(2)	66,432	3,998	6.02%	38,868	2,371	6.10%

Total interest-earning assets	93,849	4,601	4.90%	57,705	3,074	5.33%

Non-interest-earning assets	4,959			4,030

Total assets	$98,808			$61,735

Interest-bearing liabilities:
Demand	$2,334	$2	0.10%	$1,308	$1	0.11%
Savings and money market	14,001	161	1.15%	6,430	126	1.96%
Certificates of deposit	26,610	483	1.82%	20,001	598	2.99%
FHLB advances	4,592	200	4.30%	2,325	103	4.36%

Total interest-bearing liabilities	47,537	846	1.78%	30,064	828	2.76%

Non-interest-bearing demand deposits	18,669			10,956

Total funding sources	66,206		1.28%	41,020		2.02%
Non-interest-bearing liabilities	863			448
Shareholders' equity	31,739			20,267

Total liabilities and shareholders' equity	$98,808			$61,735

Excess of interest-earning assets over funding sources	$27,643			$16,685
Net interest income		$3,755			$2,246

Net interest rate spread			3.12%			2.57%
Net interest margin			4.00%			3.89%

(1)
Dividend income from the Bank's investment in Non-Marketable Stocks of approximately $55,000 for the period ended December 31, 2009 and $55,000 for the period ended December 31, 2008 are included in the investment income, although the corresponding average balance is included in other assets.

(2)
The average balance of loans is calculated net of deferred loan fees/costs but would include non-accrual loans, if any, with a zero yield. Loan fees net of amortized costs included in total net income were approximately $61,000 in 2009. Loan costs net of amortized fees included in total net income were approximately $45,000 in 2008.

        The table below sets forth changes for the comparable annual periods ended December 31, 2009 and December 31, 2008 for average earning assets, average interest-bearing liabilities, and their respective rates:

VARIANCE IN BALANCES AND RATES

	Average Balance for the year ended				Average Yield/Rate for the year ended
			Variance
	December 31, 2009	December 31, 2008			December 31, 2009	December 31, 2008
			dollar	percent			Variance
	(Unaudited) (dollars in thousands)
Interest-earning assets:
Federal funds sold/Interest-bearing demand funds	$14,223	$8,274	$5,949	71.90%	0.27%	2.09%	-1.82%
Deposits with other financial institutions	5,161	$3,271	1,890	57.78%	2.09%	3.30%	-1.21%
Investments	8,033	$7,292	741	10.16%	5.69%	5.79%	-0.10%
Loans	66,432	$38,868	27,564	70.92%	6.02%	6.10%	-0.08%

Total interest-earning assets	$93,849	$57,705	$36,144	62.64%	4.90%	5.33%	-0.42%

Interest-bearing liabilities:
Interest-bearing demand	$2,334	$1,308	$1,026	78.44%	0.10%	0.11%	-0.01%
Savings and money market	14,001	6,430	7,571	117.74%	1.15%	1.96%	-0.81%
Certificates of deposit	26,610	20,001	6,609	33.04%	1.82%	2.99%	-1.17%
FHLB advances	4,592	2,325	2,267	97.51%	4.30%	4.36%	-0.06%

Total interest-bearing liabilities	$47,537	$30,064	$17,473	58.12%	1.78%	2.76%	-0.98%

        A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the comparable periods indicated:

	For the year ended December 31, 2009 over December 31, 2008
	Volume	Rate	Total
	(Unaudited) (dollars in thousands)
Interest income:
Federal funds sold/Interest-bearing demand funds	$124	$(259)	$(135)
Deposits with other financial instituions	62	(62)	—
Investments	43	(8)	35
Loans	1,681	(54)	1,627

Net increase (decrease)	1,910	(383)	1,527

Interest expense:
Interest bearing demand	1	—	1
Savings and money market	148	(113)	35
Certificates of deposit	198	(313)	(115)
FHLB advances	99	(2)	97

Net increase (decrease)	446	(428)	18

Total net increase	$1,464	$45	$1,509

        A review of the above tables shows that the overall increase in net interest income of approximately $1,509,000 between the two consecutive years ending at December 31, 2009 is the result of several factors.

        Among the most significant factors was the overall increase in earning assets, up approximately $36.1 million or 62.6% between December 31, 2009 and December 31, 2008. A primary source of such significant growth in earning assets stems from the infusion of capital from the private placement and the issuance of preferred stock during December of 2008. This source would account for approximately $11.5 million dollars in increased average equity balances, which were augmented by increases in both average interest-bearing funds of $17.5 million and average interest-free deposits of $7.7 million.

        The percentage of average loan dollars outstanding, as a percentage of interest-earning assets, grew from 67.4% percent as of December 31, 2008 to 70.8% as of December 31, 2009, improving the earning mix where the return on Federal funds sold averaged 27 basis points and loans averaged approximately 6.0% for the year ended December 31, 2009.

        The benefit from the shift in earning asset mix resulted in a positive volume variance of $1,910,000. However, total interest income was impacted by declines experienced in effective interest rates on all categories of interest-earning assets. The negative rate variance reduced total interest income by $383,000 leaving total interest income up $1,527,000, an increase of 49.7%.

        Interest expense increased by a modest $18,000 from the year ended December 31, 2009 compared to the year ended December 31, 2008, with the reduction in effective interest rates almost completely offset the volume variance due to the increase in average outstanding interest-bearing liabilities.

Provision for Loan Losses

        The Company made provisions for loan losses of $1,179,000 for the year ended December 31, 2009 compared to $706,000 for the year ended December 31, 2008. The growth of loans outstanding between the end of 2009 and the end of 2008 would account for approximately 33% of the increase in the loan provision during the year ended December 31, 2009. The replenishing of the allowance for the net charge-offs was the other primary factor and represented approximately $952,000. Further discussion regarding the adequacy of the loan loss allowance can be found in this document under "Allowance for Loan Losses".

Non-Interest Income

        Non-interest income for the year ended December 31, 2009 was $141,000 which includes fee-based income from the Bank, an increase of 165% centered in fee income associated with deposit account activity, as well as $878,000 of income related to activity of Banc of Manhattan Capital since October, when the Company acquired the majority interest in this company. The recorded gross income from BOMC of $878,000 for this three-month period was almost sufficient to offset the operating expenses of this entity for the three months of operations, leaving a loss of approximately $30,000.

Non-Interest Expense

        The following table lists the major components of the Company's non-interest expense (dollars in thousands):

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Compensation and benefits	$5,223	$3,743
Professional expenses	1,059	418
Occupancy and equipment	776	666
Technology and communications	716	509
Marketing and business development	301	256
Other non-interest expenses	564	418

Total non-interest expense	$8,639	$6,010

        For the first time, the two operation periods are full years, thus allowing for a more valuable comparison.

        During the year ending December 31, 2009, the compensation and benefits costs of $5,233,000 represent an increase of approximately $1,480,000 or 40% over the year ended December 31, 2008. Costs include approximately $580,000 attributable to compensation and benefit costs of Banc of Manhattan Capital for the three-month period, approximately $489,000 in compensation and benefits costs from Manhattan Bancorp, and $412,000 in related costs from the Bank. Compensation and benefits accounted for approximately 61% of the non-interest expenses of the Company for the year ended December 31, 2009.

        During the year ended December 31, 2009, professional expenses increased by approximately $641,000 to $1,059,000 or 153% over the year ended December 31, 2008. The increase year-over-year included legal and professional services associated with the acquisition of Banc of Manhattan Capital and the exploration of other capital sources for potential expansion and/or acquisitions.

        During the year ended December 31, 2009, occupancy and equipment expenses increased by $110,000 to $776,000 or 17% over the year ended December 31, 2008. The increase year-over-year was centered in costs associated with the Banc of Manhattan Capital operation.

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

        Our time deposit investments generally have terms of less than two years and are placed with financial institutions in amounts that provide full coverage from the FDIC. As of December 31, 2009, the weighted average yield for the time deposits was 1.8% with an average weighted remaining life of approximately three months. As of December 31, 2008, the weighted average yield for the time deposits was 2.6% with the weighted average life of approximately two months.

        The Bank's current investment portfolio consists of U.S. Government Agencies securities, mortgage-backed securities, taxable-municipal bonds and asset-backed securities with an expected weighted average life of approximately three years.

        The present strategy is to stagger the maturities of our time deposits and investment securities to meet our overall liquidity requirements. Additional information regarding the composition, maturities and yields of the security portfolios as of December 31, 2009 is found in Note 3 to the Company's financial statements in Item 8 of this document.

Loans

        The loan portfolio has consistently increased since the Bank commenced business in mid-August of 2007. Loan growth is attributable to marketing efforts with credit extended primarily to the Bank's defined market area.

        The following table sets forth the composition of the Bank's loan portfolio at the following:

	December 31, 2009		December 31, 2008
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
	(dollars in Thousands)
Commercial loans	$26,531	33.1%	$18,319	31.9%
Real estate loans	46,055	57.5%	32,956	57.4%
Other loans	7,530	9.4%	6,167	10.7%

Total Loans, including net loan costs	80,116	100.0%	57,442	100.0%

Less—Allowance for loan losses	(1,202)		(975)

Net loans	$78,914		$56,467

        Of the Bank's total loans outstanding at December 31, 2009, 26.0% were due in one year or less, 37.6% were due in 1 to 5 years and 36.4% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between borrower and the Bank. Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

 Loan Maturity Schedule as of December 31, 2009

	Within One Year	Maturing One to Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$14,230	$10,290	$2,000	$26,520
Real Estate	825	17,142	22,599	40,566
Real Estate—Construction	3,903	1,753	—	5,656
Other Loans	1,944	991	4,581	7,516

Total	$20,902	$30,176	$29,180	$80,258

Loans with pre-determined interest rates	$465	$13,241	$2,407	$16,113
Loans with floating or adjustable rates	20,437	16,935	26,773	64,145

Total	$20,902	$30,176	$29,180	$80,258

        Of the gross loans outstanding as of December 31, 2009, approximately 80% of the outstanding loan dollars had adjustable rates. The adjustable-rate loans generally have interest rates tied to the prime rate and would adjust with changes in the rate on a daily basis.

        Commercial Loans.    The Bank offers a variety of commercial loans, including secured and unsecured term and revolving lines of credit, equipment loans, accounts receivable loans and SBA loans. Approximately 86% of the outstanding loan dollars of the commercial loans have adjustable rates. The Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower's cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable. Should the borrower default and the Bank forecloses on the assets, we may not be able to recover the full amount of the loan.

        Real Estate Loans.    The Bank's real estate loans are secured primarily by commercial property. Approximately 74% of the loan dollars outstanding are adjustable during the term of the loan. Approximately 56% of the total real estate loans have a remaining maturity between five and ten years. As of December 31, 2009, the weighted average ratio of the current loan extension to the underlying value of the property was approximately 43%. No individual loan-to-value ratio exceeded 75%.

        Other Loans.    The Bank offers other types of loans, including home equity lines of credit. Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 79% of the appraised value of the borrower's property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

        We enter into or may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers. In both 2009 and 2008, these were substantially limited to undisbursed commitments to extend credit to both businesses and individuals. These commitments were associated with loans and were therefore subject to the same credit underwriting policies and practices as other on-balance sheet obligations. When deemed advisable, the Bank obtains collateral to support such commitments.

        Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. There were $26.0 million and $15.3 million in undisbursed loan commitments as of December 31, 2009 and 2008 respectively.

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

        The Bank had no non-performing assets at December 31, 2009 or December 31, 2008.

Allowance for Loan Losses

        The analysis of the allowance for loan losses is comprised of three components: specific credit allocations, general portfolio allocations, and subjective risk factors which are applied to determined allocations. The Bank accounts for problem loans in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on the discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based upon the credit rating of the loan. The subjective portion is determined based upon the Bank's evaluation of various factors including current economic conditions and trends in the portfolios including delinquencies and impairment, as well as changes in the composition of the portfolio and economic market trends.

        The allowance for loan losses is based on estimates, and ultimately losses will vary from current estimates. These estimates are reviewed monthly by the Board of Directors of the Bank, and reflect the adjustments, either positive or negative, from management or from the Bank Board's Loan Committee with the corresponding increase or decrease in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses has been applied consistently and has been evaluated during the year 2009 by regulators and external auditing firms for appropriateness.

        There were no charge-offs for year ended December 31, 2008. However, during the year ended December 31, 2009, the Bank recognized net charge-off of approximately $990,000, representing approximately 1.41% of the Bank average gross loan portfolio for 2009.

        The allowance for loan losses as a percentage of total gross loans at December 31, 2009 and 2008 was 1.50% and 1.70% respectively.

        The following table provides an analysis of the allowance for loan losses for the years ended December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Allowance balance at beginning of period	$975	$269
Loans charged-off:
Commercial and industrial	967	—
Other consumer	23	—

Total charge-offs	990	—
Recoveries on loans previously charged-off:
Commercial and industrial	37	—
Other consumer	1	—

Total recoveries	38	—

Net charge-offs	952	—
Additions to allowance charge to expense	1,179	706

Allowance balance at end of period	$1,202	$975

Gross loans, end of period	$80,116	$57,442
Allowance for loan losses to loans outstanding	1.50%	1.70%

Non-performing loans to allowance for loan losses	0.00%	0.00%

Net (charge offs) recoveries during the period to average loans outstanding during the period	-1.41%	0.00%

Deposits and Borrowed Funds

        Deposits are the Bank's primary source of funds. We offer a range of deposit products. Deposits increased by $62.9 million, 131% over the balance as of December 31, 2008 of $48.0 million ending the year of 2009 at $110.9 million. As of December 31, 2009, 27% of the Company's deposits were non-interest bearing demand deposits down from 32% as of December 31, 2008. Average non-interest bearing demand deposits, however, increased year over year from 28% to 30%. At December 31, 2009, the Company had $16.5 million in short-term CDARS deposits, or 15% of total deposits in contrast to December 31, 2008, where the Company had a limited amount (less than 2%) in 'reciprocal brokered deposits' under the CDARS program.

        The Analysis of Net Interest Income, found above, summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Company's year ended December 31, 2009 and the year ended December 31, 2008.

        The following table shows the remaining maturity of the Bank's time deposits as of December 31, 2009:

Maturities of Time Deposits of $100,000 or More

Amount
(in thousands)
Three months or less	$25,747
Over three and through six months	15,993
Over six and through twelve months	10,450
Over twelve months	2,315

Total	$54,505

        The Bank has established borrowing lines with the Federal Home Loan Bank ("FHLB") during 2008 and 2009. At December 31, 2009, the Bank had borrowed from the FHLB $12.0 million that was collateralized by both loans and securities. At December 31, 2008, the Bank had borrowed from the FHLB $9.5 million that was collateralized by both loans and securities. The average rate that was paid on FHLB borrowings for the years ended December 31, 2009 and December 31, 2008 was 4.30% and 4.36%, respectively. See Note 7 of the Consolidated Financial Statements filed on this Form 10-K for additional information related to the Bank's borrowing from the FHLB.

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

        As discussed in Note 13 to the Consolidated Financial Statements, our capital exceeded the minimum regulatory requirements and exceeded the regulatory definition required to be "Well Capitalized" as defined in the regulations issued by our regulatory agencies.

Liquidity and Liquidity Management

        Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals, fund loan commitments, and to meet other commitments on a timely and cost effective basis. The acquisition of deposits is our primary source of funds. This relatively stable and low-cost source of funds has, along with the initial balances in stockholders' equity, provided 100% of the funding for the initial operating period in 2007. During 2008, the Company's funding sources were expanded to included advances from the Federal Home Loan Bank of San Francisco. During 2009, the Company accessed available short-term funds from the CDARS' one-way buy program to augment Company's asset totals as of December 31, 2009.

        The Company's liquidity is reflected in its position as a net seller of overnight federal funds sold, including interest-bearing non-reserve balances held at the Federal Reserve Bank, at a level that would cushion any unexpected increase in demand for funds or decrease in funds deposited. During 2009, we had an average balance of $14,223,000 in such available funds representing 14% of our average assets. During 2008, we had an average balance of $8,274,000 in such funds representing 13% of our average assets. Both ratios were far above the minimum of 3% established in the Company's liquidity policy.

        To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities. As of December 31, 2009 and 2008, liquid assets (cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral) as a percentage of Company's deposits were 57% and 53%, respectively.

        While liquidity has not been a major concern in either 2009 or 2008, management has established secondary sources of liquidity. At present, the Bank maintains lines of credit totaling $6 million with two correspondent banks for the purchase of overnight federal funds. The lines are subject to availability of funds and have restrictions as to the number of days used during the month. Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of "brokered deposits" (defined to include not only deposits acquired with deposit brokers but also deposits bearing interest rates far above the local market rates), typically attracting large certificates of deposit at high interest rates. The Company has a limited amount of "reciprocal brokered deposits" through the CDARS program, which totaled approximately $0 at December 31, 2009 and $902,000 at December 31, 2008. As noted the Bank elected to augment its year-end asset total by the purchase of short-term one-way funds totaling $16.5 million at rates between 21 and 25 basis points.

        During 2008, the Bank established a credit line with the Federal Home Loan Bank of San Francisco. Under the line of credit, the Bank may borrow against certain percentages of eligible collateral as established by agreement but not more than 15% of the Bank's total assets. As of December 31, 2008, the line of credit was approximately $10,767,000, against which the Bank had borrowed $9,500,000. As of December 31, 2009, the line of credit was approximately $16,503,000, against which the Bank had borrowed $12,000,000. See related discussion below under Deposits and Borrowed Funds.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk results primarily from two sources: credit risk and interest rate risk. Risk management is an important part of our operations and a key element of our overall financial results. Banking regulators, in recent years, have emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks. The Bank has both board and management committees who meet on a regular basis to oversee risk functions. The Company's Audit Committee is responsible for overseeing internal auditing functions and for interfacing with the Company's external auditors. The Bank's Loan Committee establishes Loan Policy, reviews loans made by management and approves loans in excess of management's lending authority. This committee is also responsible for reviewing any problem credits and assessing the adequacy of our allowance for loan losses. The Asset/Liability Committee reviews investments made by management and monitors compliance with investment, interest rate risk and liquidity policies.

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

        The results of the model's simulations on the potential loss of net interest income as of December 31, 2009 reflect the following:

Earnings at Risk
Rate Shock (in basis points)	Maximum Policy Guideline	% (Loss) Gain in Net Interest Income
-300	-15%	(11.2)%
-200	-10%	(6.9)%
-100	-5%	(2.6)%
+100	-5%	1.7%
+200	-10%	3.6%
+300	-15%	5.2%

        The method employed in rate shocking the earnings at risk is "ramping", i.e., changing the indicated rate movement gradually over a 12-month horizon. Based upon the model simulation as of December 31, 2009, the Bank's interest rate risk exposure as measured by rate movement on net interest income is within policy guidelines.

        The results of the model's simulations on the potential loss in the market value of equity as of December 31, 2009 reflect the following:

Market Value of Equity
Rate Shock (in basis points)	Maximum Policy Guideline	% (Loss) Gain in Market Value of Equity
-300	-30%	(4.6)%
-200	-20%	(4.8)%
-100	-10%	(2.3)%
+100	-10%	(1.3)%
+200	-20%	(2.5)%
+300	-30%	(2.0)%

        The method employed in rate shocking the market value of equity is referred to as "regulatory shock", i.e., changing the indicated rates instantaneously. Based upon the model simulation as of December 31, 2009, the Bank's interest rate exposure as measured by rate movement on the market value of the Bank's equity is within policy guidelines.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Manhattan Bancorp and Subsidiaries
EI Segundo, California

        We have audited the accompanying consolidated balance sheets of Manhattan Bancorp and Subsidiary (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Bancorp as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 25, 2010

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Cash and due from banks	$1,213,837	$19,710,235
Federal funds sold/interest-bearing demand funds	50,241,455	—

Total cash and cash equivalents	51,455,292	19,710,235
Time deposits—other financial institutions	3,462,000	4,198,000
Investments securities—available for sale	13,360,750	7,413,824
Investments securities—held to maturity	493,942	990,533
Loans	80,116,019	57,441,936
Allowance for loan losses	(1,202,494)	(975,000)

Net loans	78,913,525	56,466,936
Premises and equipment, net	1,281,940	1,357,276
Nonmarketable securities	1,699,650	1,445,050
Accrued interest receivable and other assets including goodwill	1,647,744	457,841

Total assets	$152,314,843	$92,039,695

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing demand	$29,647,199	$15,379,258
Interest bearing:
Demand	4,026,157	1,734,425
Savings and money market	17,899,434	8,226,974
Certificates of deposit equal to or greater than $100,000	54,351,901	18,144,355
Certificates of deposit less than $100,000	4,995,301	4,505,838

Total deposits	110,919,992	47,990,850
FHLB advances	12,000,000	9,500,000
Accrued interest payable and other liabilities	992,648	261,317

Total liabilities	123,912,640	57,752,167
Commitments and contingencies—note 12	—	—
Stockholders' equity
Manhattan Bancorp stockholders' equity:
Serial preferred stock—no par value; 10,000,000 shares authorized: issued and outstanding, none in 2009 and 1,700 in 2008, net	—	1,558,517
Common stock—no par value; 10,000,000 shares authorized; issued and outstanding, 3,987,631 in 2009 and 2008	38,977,282	38,977,282
Common stock warrant	—	120,417
Additional paid in capital	1,566,396	957,825
Unrealized gain on available-for-sale securities	305,152	307,488
Accumulated deficit	(12,737,537)	(7,634,001)

Total Manhattan Bancorp stockholders' equity	28,111,293	34,287,528
Noncontrolling interest	290,910	—

Total equity	28,402,203	34,287,528

Total liabilities and stockholders' equity	$152,314,843	$92,039,695

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest income
Interest and fees on loans	$3,998,578	$2,370,938
Interest on investment securities	456,725	422,449
Interest on federal funds sold/interest-bearing demand balances	38,153	173,116
Interest on time deposits—other financial institutions	107,691	107,468

Total interest income	4,601,147	3,073,971
Interest expense
Interest on deposits	645,919	725,232
Interest on FHLB advances	199,933	102,943

Total interest expense	845,852	828,175

Net interest income	3,755,295	2,245,796
Provision for loan losses	1,179,788	706,000

Net interest income after provision for loan losses	2,575,507	1,539,796
Other income
Bank-related fees	140,877	53,147
Non-bank related income	877,993	—

Non-interest Income	1,018,870	53,147

Non-interest expense
Compensation and benefits	5,223,358	3,742,821
Professional expenses	1,059,042	418,388
Occupancy and equipment	776,289	665,882
Technology and communication	715,752	509,012
Marketing and business development	300,996	256,571
Other non-interest expenses	563,616	417,710

Total non-interest expenses	8,639,053	6,010,384

Loss before income taxes	(5,044,676)	(4,417,441)
Provision for income taxes	1,600	1,600

Net loss	(5,046,276)	(4,419,041)
Less: Net loss attributable to the noncontrolling interest	(9,090)	—

Net loss attributable to Manhattan Bancorp	$(5,037,186)	$(4,419,041)

Weighted average number of shares outstanding (basic and diluted)	3,987,631	2,566,919

Basic and diluted loss per share attributable to Manhattan Bancorp common stockholders	$(1.26)	$(1.72)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries
Consolidated Statement of Stockholders' Equity

		Common Stock						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Common Stock Warrant	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit		Noncontrolling Interest
		Shares	Amount							Total
Balance at December 31, 2007	—	2,487,631	$24,078,828	$—	$266,908		$(3,214,960)	$58,158	$—	$21,188,934
Issuance of common stock in private placement, net of costs		1,500,000	14,898,454							14,898,454
Issuance of 1,700 shares of TARP preferred stock, net of selling costs and discount	1,558,517									1,558,517
Issuance of common stock warrant				120,417						120,417
Share-based compensation expense					690,917					690,917
Unrealized gain on investment securities						$249,330		249,330		249,330
Net loss						(4,419,041)	(4,419,041)			(4,419,041)

Total comprehensive loss						$(4,169,711)

Balance at December 31, 2008	1,558,517	3,987,631	38,977,282	120,417	957,825		(7,634,001)	307,488	—	34,287,528
Accretion of preferred stock discount	18,063			(18,063)						—
Reduction due to repurchase of preferred stock	(1,576,580)			(102,354)	(21,066)					(1,700,000)
Dividend on preferred stock							(66,349)			(66,349)
Reduction due to redemption of warrant					(63,364)					(63,364)
Capital contribution by minority interest									210,000	210,000
Capital contribution to minority interest by parent					(90,000)				90,000	—
Share-based compensation expense					783,001					783,001
Unrealized loss on investment securities						$(2,336)		(2,336)	—	(2,336)
Net loss						(5,037,187)	(5,037,187)		(9,090)	(5,046,277)

Total comprehensive loss						$(5,039,523)

Balance at December 31, 2009	$—	3,987,631	$38,977,282	$—	$1,566,396		$(12,737,537)	$305,152	$290,910	$28,402,203

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Cash Flows from Operating Activities
Net loss	$(5,046,276)	$(4,419,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336,462	300,501
Provision for loan losses	1,179,788	706,000
Share-based compensation	783,001	690,917
(Increase) in accrued interest receivable and other assets	(1,221,899)	(155,449)
(Decrease ) increase in accrued interest payable and other liabilities	731,331	(54,164)

Net cash used in operating activities	(3,237,593)	(2,931,236)

Cash Flows from Investing Activities
Net increase in loans	(23,664,378)	(39,243,366)
Allowance for loan and lease loss recoveries	38,002	—
Net (increase) decrease in time deposits—other financial institutions	736,000	(1,812,000)
Proceeds from repayment and maturities from investments securities	3,141,664	999,163
Purchase of available-for-sale securities	(8,562,341)	(1,999,062)
Purchase of premises and equipment	(261,126)	(75,966)
Capital contribution to minority interest	(90,000)	—
Purchase of stock in other financial institutions	(304,650)	(396,550)
Proceeds form the sale of stock in other financial institutions	50,050	—

Net cash used in investing activities	(28,916,779)	(42,527,781)

Cash Flows from Financing Activities
Net increase in:
Demand deposits	14,267,941	9,984,230
NOW, savings and money market	11,964,192	4,573,737
Certificates of deposits equal to or greater than $100,000	36,207,546	11,954,155
Certificates of deposits less than $100,000	489,463	3,616,409
Increase in borrowings	2,500,000	9,500,000
Repurchase of preferred stock	(1,700,000)	—
Capital contribution from minority interest	300,000	—
Cash dividend paid on preferred stock	(66,349)	—
Redemption of warrant	(63,364)	—
Proceeds from issuance of common stock , net of selling costs	—	14,898,454
Proceeds from issuance of preferred stock, net of selling costs and discount	—	1,558,517
Issuance of common stock warrant	—	120,417

Net cash provided by financing activities	63,899,429	56,205,919

Net increase in cash and cash equivalents	31,745,057	10,746,902
Cash and Cash Equivalents at Beginning of Period	19,710,235	8,963,333

Cash and Cash Equivalents at End of Period	$51,455,292	$19,710,235

Supplementary Information: Cash Paid during the Year on:
Interest	$841,250	$808,018

Income taxes	$1,600	$1,600

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note 1. Summary of Significant Accounting Policies

        The accompanying consolidated financial statements of Manhattan Bancorp (the "Bancorp") and its wholly-owned subsidiaries, Bank of Manhattan, N.A. (the "Bank") and MBFS Holdings, Inc., ("MBFS"), together referred to as the "Company" have been prepared in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X.

Nature of Operations

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

        On October 1, 2009, Manhattan Bancorp, through its wholly owned subsidiary, MBFS Holdings, Inc., acquired a 70% interest in Banc of Manhattan Capital, LLC, a full-service mortgage-centric broker/dealer.

Basis of Financial Statement Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of Management, all adjustments considered necessary for a fair presentation of results for the year ended December 31, 2009 and 2008 have been included.

Use of Estimates

        The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

        Certain amounts in prior presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on shareholders' equity, net loss or loss-per-share amounts.

Cash and Cash Equivalents

        For the purpose of reporting cash flows, cash and cash equivalents include cash, non-interest deposits at other financial institutions, and federal funds sold including interest-bearing deposits held at the Federal Reserve Bank for and on behalf of the Bank.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. Summary of Significant Accounting Policies (Continued)

Cash and Due from Banks

        Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The reserve required to be maintained at the Federal Reserve Bank was $510,000 and $145,000 at December 31, 2009 and 2008, respectively. The Bank maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Federal funds sold are similar to uncollateralized loans. Management regularly evaluates the credit risk of these transactions and believes that the Company is not exposed to any significant credit risk on cash or cash equivalents.

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

        Investments not classified as held-to-maturity securities are classified as available-for-sale securities. Under the available-for-sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, fluctuations in deposit levels or loan demand, or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of accumulated other comprehensive income (loss) included in shareholders' equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity and available-for-sale securities are recorded using the specific identification method. For mortgage-backed securities, the amortization or accretion is based on the estimated average lives of the securities. The lives of these securities can fluctuate based upon the amount of prepayments received on the underlying collateral of the securities.

        At each reporting date, investment securities are assessed to determine whether there is an other-than-temporary impairment. Prior to January 1, 2009, any declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that were other-than-temporary, would have resulted in write-downs of the individual securities to their fair value and included in earnings as realized losses. The Company did not record any such write-downs in 2008. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. Summary of Significant Accounting Policies (Continued)

        In April 2009, accounting standards were revised to provide expanded guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. These rules require an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. These new rules also require expanded disclosures. The guidance does not change the recognition of other-than-temporary impairment for equity securities.

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

        The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of collateral. The entire change in the present value of expected cash flows is reported as either a provision for credit losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for credit losses that otherwise would be reported. The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans.

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

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. Summary of Significant Accounting Policies (Continued)

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

Goodwill

        The Company had engaged in the acquisition of a Broker/Dealer which began its operation prior to date when the acquisition occurred. The Company paid a premium on this acquisition, and such a premium is recorded as an intangible asset in the form of goodwill.

        Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. In accordance with current accounting practice, goodwill is not amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company is required to test goodwill for impairment. The carrying value of the Goodwill was $279,391 as of December 31, 2009. The assessment of the impairment of the goodwill carried on the Company's books will first occur during 2010.

Other Real Estate Owned

        It is the Company's policy that all real estate properties that would be acquired through, or in lieu of, loan foreclosure would be initially recorded at the lower of fair value or cost, less estimated costs to sell, at

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. Summary of Significant Accounting Policies (Continued)

the date of foreclosure, establishing a new cost basis. After foreclosure, valuations would be periodically performed by management and the real estate would be carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from operations and additions to the valuation allowance would be included in other expenses. The Company does not have any Other Real Estate Owned at December 31, 2009 or 2008.

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

Income Taxes

        The Company has adopted the most current accounting guidance that clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by taxing authorities. Management believes that all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

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

Other Comprehensive Income (Loss)

        The Company has adopted current accounting guidance which requires the disclosure of comprehensive income (loss) and its components. Changes in unrealized gain (loss) on available-for-sale securities is the only component of Accumulated Other Comprehensive Income (Loss) for the Company.

Earnings (Loss) Per Share

        Basic earnings (loss) per share represents income available (loss reported) to common stock divided by the weighted average number of common shares outstanding during the period reported on the

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. Summary of Significant Accounting Policies (Continued)

Statement of Operations. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding at December 31, 2009 or December 31, 2008. The weighted average number of shares used to calculate loss per share for the year ended December 31, 2009 was 3,987,631. The weighted average number of shares for the year ended December 31, 2008 was 2,566,919.

Equity Compensation Plans

        The Company's 2007 Stock Option Plan ("Plan") provides for the issuance of up to 732,789 shares of the Company's common stock upon the exercise of incentive and non-qualified options. The Plan was approved on August 10, 2007 by the Company's Board of Directors and the then existing shareholders and expires in 2017.

        The Company has adopted the current accounting practice that generally requires entities to recognize the cost of recipient service received in exchange for awards of stock options, or other equity instruments in the statement of income based upon the grant date's fair values for the award.

        The Plan provides that each option must have an exercise price not less than the fair market value of the stock at the date of grant, have a term no longer than ten years, and can vest as determined by the Board of Directors of the Company. The cost is recognized over the period in which the recipient is required to provide services in exchange for the award, generally the vesting period.

Fair Value Measurement

        Effective January 1, 2008, the Company adopted the accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This accounting guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The impact of this new accounting guidance is not material. Applicable disclosures are presented in these consolidated financial statements.

        In February 2008, the Financial Accounting Standards Board issued instructions that delayed the effective date of fair value measurement for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008.

        In April 2009, accounting standards were amended to provide additional guidance for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance as described above. In addition, the guidance requires enhanced disclosures regarding financial assets and liabilities that are recorded at fair value. Adoption of the amendments did not have a material impact on the Company's Consolidated Balance Sheets or Statements of Operations for the period ended December 31, 2009.

        Current accounting literature defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. Summary of Significant Accounting Policies (Continued)

establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The literature describes three levels of inputs that may be used to measure fair value:

  Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

  Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  Level 3: Significant unobservable inputs that reflect a Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Description of Assets/Liabiltity	December 31, 2009	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$13,361	$—	$13,361	$—

December 31, 2008
Available-for-sale securities	$7,414	$—	$7,414	$—

        See Note 16 for more information and disclosures relating to the Company's fair value measurements.

New Accounting Pronouncements

        GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:    In June 2009, accounting standards were revised to establish the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Company adopted the Codification for the year ended December 31, 2009 and all subsequent statements will reference the Codification as the sole source of authoritative literature.

        BUSINESS COMBINATIONS:    Effective January 1, 2009, the Company adopted the new accounting guidance that applies to all transactions and other events in which one entity obtains control over one or more other businesses. The guidance requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under old accounting literature whereby the cost of an acquisition was allocated to the individual

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 1. Summary of Significant Accounting Policies (Continued)

assets acquired and liabilities assumed based on their estimated fair value. The new guidance requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case. Accounting for costs associated with exit or disposal activities would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria delineated in the FASB statement related to accounting for contingencies. Subsequent accounting literature released during 2009 amends the new accounting guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated, removes subsequent accounting guidance for assets and liabilities arising from contingencies and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. It also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.

        SUBSEQUENT EVENTS:    In May 2009, accounting standards were revised to require that management must evaluate, as of the end of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued, or are available to be issued, and to disclose the date through which the evaluation has been made. The Company is required to evaluate whether events subsequent to the end of the reporting period require disclosure or recognition through the date the financial statements are issued. The adoption of these amendments did not have a material impact on the Company's Consolidated Balance Sheets or Statements of Operations.

Note 2. Interest-Earning Assets with Other Financial Institutions

        At December 31, 2009, the Company had interest-earning deposits with other financial institutions of $3.5 million with a weighted average yield of 1.81%, and an average weighted remaining life of approximately 3.4 months. At December 31, 2008, the Company had interest-earning deposits with other financial institutions of $4.2 million with a weighted average yield of 2.55%, and an average weighted remaining life of approximately 2.3 months.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 3. Investment Securities

        Investment securities have been classified in the balance sheet according to management's intent. The following is a summary of the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses at December 31, 2009 and 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2009
Available-for-sale securities:
U.S. government and agency securities	$2,647	$—	$21	$2,626
Mortgage-backed securities	7,009	320	1	7,328
Other securities	3,399	62	54	3,407

Total available-for-sale securities	$13,055	$382	$76	$13,361

Held-to-maturity securities:
State and municipal securities	$494	$4	$—	$498

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2008
Available-for-sale securities:
U.S. government and agency securities	$980	$28	$—	$1,008
Mortgage-backed securities	6,127	279	—	6,406

Total available-for-sale securities	$7,107	$307	$—	$7,414

Held-to-maturity securities:
State and municipal securities	$991	$1	$5	$987

        The fair value of these securities is based upon quoted market prices. There were no realized gains or losses for the year ended December 31, 2009 or for the operating period ended December 31, 2008.

        The net unrealized gain on available-for-sale securities included in accumulated other comprehensive income for the year ended December 31, 2009 was $305,152, after reflecting a reduction in the aggregate gain by $2,336. The net unrealized gain on available-for sale as of December 31, 2008 was $307,488 with the net increase of $249,330 included in accumulated other comprehensive income for the year ended December 31, 2008.

        Securities with a fair market value of $5,109,000 at December 31, 2009 were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB"). Securities with a fair market value of $6,118,000 at December 31, 2008 were pledged to secure borrowings from the FHLB.

        Management does not believe that any of the Company's investment securities are impaired due to reasons of credit quality. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 3. Investment Securities (Continued)

other-than-temporary losses, management considers among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Accordingly, as of December 31, 2009 and 2008, management believes that the gross unrealized losses detailed in the table above are temporary and no impairment loss should be realized in the Company's Statement of Operations.

        At December 31, 2009 and 2008, the Company had no securities with unrealized losses which were in a continual loss position for greater than 12 months.

        Unrealized losses and fair value, aggregated by investment categories that individual securities have been in an unrealized loss position for a period of less than 12 months, are summarized as follows:

	At December 31,
	2009		2008
	Less than 12 Months		Less than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Securities available for sale:
U.S. Government and agency securities	$2,627	$21	$—	$—
Mortgage-backed securities	198	1	—	—
Other securities	1,775	54	—	—
Securities held to maturity
State and municipal securities	—	—	486	5

Total impaired securities	$4,600	$76	$486	$5

        The amortized cost, estimated fair value and average yield of debt securities at December 31, 2009 are shown below. In the case of securities available for sale, the average yields are based on effective rates of book balances at year-end. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost. Mortgage-backed securities are classified in accordance with estimated lives. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Available-for-Sale Securities			Held-to Maturity Securities
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Due in One Year or Less	$3,624	$3,678	4.25%	$—	$—
Due from One Year to Five Years	7,821	8,006	6.17%	494	498	4.55%
Due from Five Years to Ten Years	1,246	1,303	5.44%
Due after Ten Years	364	374	3.46%

	$13,055	$13,361	5.49%	$494	$498	4.55%

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 4. Loans and Allowance for Loan Losses

        Loans are summarized as follows:

	December 31, 2009		December 31, 2008
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
	(dollars in Thousands)
Commercial loans	$26,531	33.1%	$18,319	31.9%
Real estate loans	46,055	57.5%	32,956	57.4%
Other loans	7,530	9.4%	6,167	10.7%

Total Loans, including net loan costs	80,116	100.0%	57,442	100.0%

Less—Allowance for loan losses	(1,202)		(975)

Net loans	$78,914		$56,467

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

        At December 31, 2009, qualified loans with an outstanding balance of $37.9 million were pledged to secure advances at the FHLB. At December 31, 2008, qualified loans with an outstanding balance of $30.1 million were pledged to secure advances at the FHLB.

        The Company had no impaired or non-accrual loans and there were no loans past due 90 days or more in either interest or principal at December 31, 2009 or 2008.

        The following table presents an analysis of changes in the allowance for loan losses during the period indicated:

	Year Ended December 31, 2009	Year Ended December 31, 2008
	(in thousands)
Allowance balance at beginning of period	$975	$269
Additions to the allowance charged to expense	1,179	706
Recoveries	38	—

	2,192	975
Less: loans charged-off	990	—

Allowance balance at end of period	$1,202	$975

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 5. Premises and Equipment

        Premises and equipment consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Leasehold improvements	$866	$847
Furniture, fixtures and equipment	1,155	934

	2,021	1,781
Less: accumulated depreciation & amortization	(739)	(424)

	$1,282	$1,357

        Total depreciation and amortization expense for the year ended December 31, 2009 was $336,462 compared to $300,501 for the year ended December 31, 2008.

        The Company entered into a lease for an office facility for the banking operation. The lease agreement is for a term of seven years commencing on July 1, 2007 with one renewal option of five years and provides for minimum lease payments as follows:

Year	(in thousands)
2010	256
2011	264
2012	271
2013	279
2014	142

$1,212

        The Company has two other short term leases which expire in March 2010.

        Total occupancy expense for the year ended December 31, 2009 was $459,000 compared to $380,000 for the year ended December 31, 2008.

Note 6. Deposits

        As of December 31, 2009 the scheduled maturities of Company time deposits was as follows:

Maturities	Amount
(in thousands)
Three months or less	$27,920
Over three and through twelve months	28,774
Over twelve months	2,653

Total	$59,347

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 7. Borrowing Arrangements

        Overnight borrowing:    The Bank has established borrowing lines with correspondent banks totaling $6,000,000 on an unsecured basis from two of its correspondent banks. As of December 31, 2009, no amounts were outstanding under this arrangement.

        Federal Home Loan Bank Line of Credit:    Since 2008, the Bank has maintained a line of credit with FHLB. The maximum amount the Bank may borrow under this agreement is limited to the lesser of a percentage of eligible collateral as established by agreement or 15% of the Bank's total assets. At December 31, 2009 remaining financing availability from the FHLB was $ 4,500,000. FHLB advances are collateralized by loans and securities with a remaining borrowing capacity with existing collateral of approximately $12,582,000 secured by loans and securities. The Bank has pledged approximately $4.8 million in securities and $37.9 million in loans to the FHLB as of December 31, 2009.

        At December 31, 2009, the scheduled maturities of FHLB advances are as follows:

	Interest
Amount	Rate	Type	Maturity Date
(in thousands)
$7,500,000	0.04%	Variable	1/4/2010
4,500,000	4.38%	Fixed	6/27/2013

$12,000,000

Note 8. Employee Benefits Plans

        The Company has a 401(k) Profit Sharing Plan for all employees and permits voluntary contributions of their compensation on a pre-tax basis. The Company's Board of Directors approved a contribution for both 2009 and 2008 matching 100% of the employee's contribution up to the first 3% of the employee's total compensation and matching 50% of the employee's contribution up to the next 2% of the employee's total compensation. The Company's expense relating to the contributions made to the 401(k) was approximately $122,000 for the year ended December 31, 2009 and approximately $95,000 for the year ended December 31, 2008.

        Participants are 100% vested in their own voluntary contributions. The Company's matching contribution was made using "safe harbor" guidelines, which must be elected each year by the Company's Board. "Safe Harbor" contributions are immediately vested.

Note 9. Stock-Based Compensation

        Under the terms of the approved Company's 2007 Stock Option Plan, employees of the Company or its subsidiaries may be granted both nonqualified and incentive stock options and directors of the Company and its subsidiaries, who are not also employees, may be granted nonqualified stock options. The Plan provides for options to purchase 732,789 shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. The Plan provides for accelerated vesting if there is a change of control, as defined by the Plan. During the year ended December 31, 2009, the Company recorded $783,000 of stock-based compensation expense. During the year ended December 31, 2008, the Company recorded $691,000 of stock-based compensation expense. At December 31, 2009, unrecorded

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 9. Stock-Based Compensation (Continued)

compensation expense related to non-vested stock option grants totaled $770,000 and is expected to be recognized as follows:

Year	Share-Based Compensation Expense
(in thousands)
2010	$557
2011	208
2012	5

Total	$770

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

        The following table summarizes the weighted average assumptions utilized for stock options granted for the periods presented:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Risk-free rate	2.24%	2.28%
Expected term	6 years	6 years
Expected volatility	26.16%	35.71%
Dividend yield	0.00%	0.00%
Fair value per share	$0.74	$3.21

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 9. Stock-Based Compensation (Continued)

        The following table summarizes the stock option activity under the plan for the year ended December 31, 2008 and 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2008
Outstanding at January 1, 2008	531,770	$9.99
Granted	189,950	$8.35
Exercised	—	—
Expired	—	—
Forfeited	64,240	$9.99

Outstanding at December 31, 2008	657,480	$9.50	8.97	$—

Options exercisable at December 31, 2008	164,371	$9.97	8.64	$—

Options unvested at December 31, 2008	493,109	$9.35	9.08	$—

2009
Outstanding at January 1, 2009	657,480	$9.50
Granted	42,250	$8.25
Exercised	—	—
Expired	—	—
Forfeited	12,788	$9.96

Outstanding at December 31, 2009	686,942	$9.42	8.06	$—

Options exercisable at December 31, 2009	366,898	$9.69	7.84	$—

Options unvested at December 31, 2009	45,847	$9.10	8.27	$—

        There have been no options exercised since the plan was approved.

Note 10. Stockholders' Equity

        The Company has authorized 10,000,000 shares of common stock and 10,000,000 shares of serial preferred stock.

        On May 14, 2008, the Company signed a Stock Purchase Agreement with Carpenter Fund Manager GP, LLC ("Carpenter") for the sale of 1,500,000 share of the common stock of the company at a price of $10 per share. The agreement contemplated two separate closings. In the first closing, which occurred on June 10, 2008, a total of 128,175 shares were issued. In the second closing, which occurred on December 30, 2008, the remaining 1,371,825 shares were issued. The private placement provided the Company with $14,898,454 net of related expenses of $101,546.

        The Company elected to participate in the U.S. Treasury's voluntary Capital Purchase Program ("CPP"). On December 5, 2008 the Treasury purchased 1,700 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Preferred Stock") at a liquidation amount of $1,000 per share providing the Company with $1,678,934 net of related expenses of $21,066. The "Preferred Stock"

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 10. Stockholders' Equity (Continued)

pays a cumulative dividend at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.

        In conjunction with this purchase, the Company granted the Treasury a warrant (the "Warrant") to purchase 29,480 additional shares of the Company's common stock at $8.65 per share subject to the standard terms and conditions of CPP. The warrants are immediately exercisable and expired on December 5, 2018.

        With the receipt of funds from the private placement from Carpenter in late December 2008, and with the increasing requirements associated with the funds associated with the CPP of Troubled Asset Relief Program, commonly referred to as TARP, the Company sought permission to repurchase the 1,700 shares of the Company's Preferred Stock. Following necessary regulatory approval, the Company paid $1,707,319 to redeem the Preferred Stock, which included the final accrued dividend of $7,319 on September 16, 2009.

        On October 9, 2009, the Company was notified by the United States Department of the Treasury of its acceptance of the Company's offer to redeem the outstanding Warrant for the 29,480 additional shares of the Company's common stock at a total price of $63,364. The redemption of the Warrant occurred on October 14, 2009.

Note 11. Income Taxes

        Other than the minimum state franchise tax of $1,600, the Company and its subsidiaries had no other income tax expense or benefit for the year ended December 31, 2009 and the year ended December 31, 2008. This was the result of net operating losses for both periods, with deferred tax assets remaining unrecorded, since their realization is dependent on probable future taxable income. Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Company has established a valuation allowance against the net deferred tax assets. At December 31, 2009, the Bank had federal net operating loss carry-forward of approximately $9.1 million that will start expiring in 2026 and a state net operating loss carry-forward of approximately $8.8 million that will start expiring in 2026.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 11. Income Taxes (Continued)

        The following is a summary of the components of the net deferred tax asset account at December 31:

	2009	2008
Deferred tax assets:
Organizational costs	$343,000	$343,000
Start-up costs	55,000	55,000
Operating loss carryforward	3,725,000	2,125,000
Non-employee stock-based compensation	500,000	271,000
Allowance for loan losses due to tax differences	356,000	354,000
Depreciation differences	33,000	2,000
Conversion of accrual basis to cash-basis reporting	97,000	—
Other	19,000	5,000

	5,128,000	3,155,000
Valuation allowance	(5,094,000)	(3,080,000)
Deferred tax liability:
Conversion of accrual basis to cash-basis reporting	—	(75,000)
Deferred loan costs	(34,000)	—

Net deferred tax assets	$—	$—

Note 12. Commitments and Contingencies

        As of December 31, 2009 and 2008, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	2009	2008
	(In Thousands)
Commitment to extend credit	$25,835	$14,914
Standby letters of credit	120	370

	$25,955	$15,284

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

Note 13. Regulatory Capital

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Bank's financial statements and operations. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 13. Regulatory Capital (Continued)

of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accepted accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). As of December 31, 2009, the Company and the Bank exceeded all applicable capital adequacy requirements.

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

        The following table sets forth the Company's and the Bank's regulatory capital ratios as of December 31, 2009 and 2008:

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$29,182	33.7%	$6,931	8%	$8,664	10%
Tier 1 Capital (risk-weighted assets)	$28,097	32.4%	$3,465	4%	$5,198	6%
Tier 1 Capital (average assets)	$28,097	23.5%	$4,788	4%	$5,985	5%
Bank
Total Capital (risk-weighted assets)	$23,430	27.0%	$6,931	8%	$8,664	10%
Tier 1 Capital (risk-weighted assets)	$22,345	25.8%	$3,465	4%	$5,198	6%
Tier 1 Capital (average assets)	$22,345	18.9%	$4,731	4%	$5,913	5%

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$34,753	56.4%	$4,929	8%	$6,161	10%
Tier 1 Capital (risk-weighted assets)	$33,980	55.2%	$2,465	4%	$3,697	6%
Tier 1 Capital (average assets)	$33,980	46.4%	$2,927	4%	$3,659	5%
Bank
Total Capital (risk-weighted assets)	$25,822	41.9%	$4,929	8%	$6,161	10%
Tier 1 Capital (risk-weighted assets)	$25,049	40.7%	$2,465	4%	$3,697	6%
Tier 1 Capital (average assets)	$25,049	34.2%	$2,927	4%	$3,659	5%

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 14. Related Party Transactions

        In the ordinary course of business, the Bank may grant loans to certain officers and directors and the companies with which they are associated. Management believes that all loans and loan commitments to such parties will be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transaction with other persons.

        A summary of the activity in these loans follows:

	2009	2008
Balance at beginning of the year	$2,236,115	$—
Credit granted including renewals	294,000	2,286,420
Repayments	651,000	50,305

Balance at end of year	$1,879,115	$2,236,115

        Deposits from related parties held by the Bank at December 31, 2009 and 2008 amounted to $1,471,000 and $2,318,000, respectively.

Note 15. Parent Company Only Condensed Financial Statements

        The condensed parent company financial statements of Manhattan Bancorp follow:

Condensed Balance Sheet

	December 31,
	2009	2008
Assets:
Cash	$4,608,715	$8,936,985
Investment in Bank of Manhattan	22,650,490	25,356,056
Investment in MBFS Holdings Inc	1,055,080	—
Loan to affiliate	210,000	—
Prepaid expenses & other assets	41,664	—

Total assets	$28,565,949	$34,293,041

Liabilities and Stockholders' Equity:
Accrued expenses	$163,746	$5,513
Stockholders' equity—Manhattan Bancorp	28,111,293	34,287,528
Noncontrolling interest	290,910	—

Total equity	28,402,203	34,287,528

Total liabilities and stockholders' equity	$28,565,949	$34,293,041

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 15. Parent Company Only Condensed Financial Statements (Continued)

Condensed Statement of Operations

	Year ended December 31, 2009	Year ended December 31, 2008
Interest income
Interest from loan to affiliate	$2,397	$—

Total interest income	2,397	—

Non-interest expenses
Compensation and benefits	739,082	250,517
Occupancy and equipment	84,492	66,588
Legal and professional fees	815,078	151,874
General and administrative including taxes	64,062	54,176

Total non-interest expenses	1,702,714	523,155

Loss before equity in undistributed loss of subsidiary	(1,700,317)	(523,155)
Loss in equity—Bank of Manhattan	(3,301,042)	(3,895,886)
Loss in equity—BMFS Holdings, Inc	(44,920)	—

Net loss	(5,046,278)	(4,419,041)
Less: Net gain (loss) attributable to noncontrolling interest	(9,090)	—

Net loss attributable to Manhattan Bancorp	$(5,037,188)	$(4,419,041)

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 15. Parent Company Only Condensed Financial Statements (Continued)

Condensed Statement of Cash Flows

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Cash Flows from Operating Activities
Net loss	$(5,046,278)	$(4,419,041)
Adjustments to reconcile net loss to net cash provided by/(used in) used in operating activities:
Net change in:
Equity in undistributed loss of subsidiary	2,703,230	3,301,170
Investment in MBFS Holdings Inc	44,920	—
Share-based compensation expense	783,001	690,917
(Increase) decrease in accrued interest receivable and other assets	(41,664)	—
Increase (decrease) in accrued interest payable and other liabilities	158,232	(29,237)

Net cash used in operating activities	(1,398,559)	(456,191)

Cash Flows from Investing Activities
Net (increase) in loans	(210,000)	—
Investment in Subsidiary	(1,100,000)	(8,000,000)
Capital contribution to minority interest	(90,000)	—

Net cash used in investing activities	(1,400,000)	(8,000,000)

Cash Flows from Financing Activities
Cash dividend paid on preferred stock	(66,349)	—
Proceeds from issuance of common stock, net of selling costs	—	14,898,454
Repurchase of preferred stock	(1,700,000)	—
Redemption of stock	(63,364)	—
Capital contribution from minority interest	300,000	—
Proceeds from issuance of preferred stock, net of selling costs and discount	—	1,558,517
Issuance of common stock warrants	—	120,417

Net cash (used) provided by financing activities	(1,529,713)	16,577,388

Net increase in cash and cash equivalents	(4,328,272)	8,121,197
Cash and Cash Equivalents at Beginning of Period	8,936,985	815,788

Cash and Cash Equivalents at End of Year	$4,608,713	$8,936,985

Note 16. Fair Value of Financial Instruments

        Current accounting practice defines the fair value of a financial instrument as the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based upon relevant

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 16. Fair Value of Financial Instruments (Continued)

market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 16. Fair Value of Financial Instruments (Continued)

        The estimated fair value of financial instruments at December 31, 2009 and 2008 is summarized as follows (dollar amount in thousands):

	December 31,
	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and due from banks	$1,214	$1,214	$19,710	$19,710
Federal funds sold	50,241	50,241	—	—
Time deposits—other financial institutions	3,462	3,462	4,198	4,198
Investment Securities	13,855	13,359	8,405	8,401
Loans, net	78,914	84,389	56,467	62,133
Non-marketable stocks	1,700	1,700	1,445	1,445
Accrued interest receivable	398	398	284	284
Financial Liabilities:
Non-interest bearing deposits	29,647	29,647	15,379	15,379
Interest-bearing deposits	81,273	80,759	32,612	32,594
Accrued interest payable	41	41	37	37
FHLB advances	12,000	11,965	9,500	9,462

Note 17. Business Combinations

        On October 1, 2009, Manhattan Bancorp, through its wholly owned subsidiary, MBFS Holdings, Inc., acquired a 70% interest in Banc of Manhattan Capital, LLC, a full-service mortgage-centric broker/dealer

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

Note 17. Business Combinations (Continued)

through a purchase of 700,000 membership units for a price of $790,000. The excess of the purchase price over the estimated fair value of the net assets acquired resulting in the recording of $297,391 in goodwill:

        The following table provides a summary of the assets acquired and liabilities as of the date of the acquisition:

October 1, 2009
Assets
Cash & due from bank	$840,064
Accounts Receivable	728,268
Leasehold improvements	18,664
Furniture, fixtures & equipment	178,735
Prepaid expenses & other assets	53,653
Goodwill	279,391

Total assets	$2,098,774

Liabilities and Equity
Liabilities
Unearned Income	$75,000
Accrued expenses—third parties	127,206
Accrued expenses—principals	151,674
Deferred compensation	405,045
Loan from principals	30,000
Loan from Bodi Advisors, LLC	59,849
Loan from Manhattan Bancorp	250,000

Total liabilities	1,098,774

Equity
BOM Capital membership equity
Membership Units 1,000,000	1,000,000
Accumulated deficit	—

Total equity	1,000,000

Total liabilities and equity	$2,098,774

Note 18. Subsequent Events

        Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through March 25, 2010, the date the financial statements were issued. There were no recognized or non-recognized subsequent events requiring adjustments or additional disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Controls

        There were no significant changes in the Company's internal controls over financial reporting or in other factors in the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

        The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Therefore, the Company's officers and directors, and persons who own more than 10% of the Company's common stock, are not subject to the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934. The remainder of the information required under this Item is found in the Company's definitive proxy statement for the 2010 annual meeting of shareholders (the "Proxy Statement") and is incorporated herein by reference.

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

MANHATTAN BANCORP
Date: March 25, 2010	/s/ DEEPAK KUMAR Deepak Kumar President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Members of the Company's Board of Directors

Dated: March 25, 2010	/s/ KYLE S. RANSFORD Kyle S. Ransford Chairman of the Board
Dated: March 25, 2010	/s/ CHRIS W. CARAS, JR. Chris W. Caras, Jr.
Dated: March 25, 2010	/s/ J. GRANT COUCH, JR. J. Grant Couch Jr.
Dated: March 25, 2010	/s/ HARRY W. CHENOWETH Harry W. Chenoweth
Dated: March 25, 2010	/s/ JOHN D. FLEMMING John D. Flemming
Dated: March 25, 2010	/s/ DEAN FLETCHER Dean Fletcher Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 25, 2010	/s/ CHRISTOPHER J. GROWNEY Christopher J. Growney
Dated: March 25, 2010	/s/ DEEPAK KUMAR Deepak Kumar Chief Executive Officer (Principal Executive Officer)

Members of the Company's Board of Directors

Dated: March 25, 2010	/s/ LARRY S. MURPHY Larry S. Murphy
Dated: March 25, 2010	/s/ STEPHEN P. YOST Stephen P. Yost
Dated: March 25, 2010	/s/ PATRICK E. GREENE Patrick E. Greene

Exhibit Number
3.1	Articles of Incorporation of Manhattan Bancorp, as amended, incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") on February 5, 2007.
3.2	By-laws of Manhattan Bancorp, incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") on February 5, 2007.
3.3	Certificate of Determination with respect to Series A Preferred Stock, incorporated by reference to Form 8-K filed with the SEC on December 11, 2008.
4.1	Specimen Common Stock Certificate, incorporated by reference to Form SB-2 Registration Statement Registration Statement filed with the Securities and Exchange Commission ("SEC") on February 5, 2007.
4.2	Specimen Series A Preferred Stock Certificate, incorporated by reference to Form 8-K filed with the SEC on December 11, 2008.
4.3	Warrant for Purchase of Shares of Common Stock issued to U.S. Treasury, incorporated by reference to Form 8-K with the SEC on December 11, 2008.
10.1	Lease for Main office of Bank of Manhattan, incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") on February 5, 2007.
10.2	Form of Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") on February 5, 2007.
10.3	Stock Purchase Agreement dated May 14, 2008 between Manhattan Bancorp and Carpenter Fund Manager GP, LLC incorporated by reference to Form 8-K filed with the SEC on May 16, 2008.
10.4
Letter Agreement dated December 5, 2008 between Manhattan Bancorp and the United States Department of Treasury, which includes the Securities Purchase Agreement—Standard Term attached thereto, with respect to the issuance and sale of the Series A. Preferred Stock and the Warrant, incorporated by reference to Form 8-K filed with the SEC on December 11, 2008.
10.5
Side Letter Agreement dated December 5, 2008 between Manhattan Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors, incorporated by reference to Form 8-K filed with the SEC on December 11, 2008.
10.6
First Amended and Restated Employment Agreement dated March 26, 2009 between Manhattan Bancorp, Bank of Manhattan, N.A. and Jeffrey M. Watson, incorporated by reference to Form 8-K with the SEC on March 16, 2009.
10.7
First Amended and Restated Employment Agreement dated March 26, 2009 between Manhattan Bancorp, Bank of Manhattan, N.A. and Dean Fletcher, incorporated by reference to Form 8-K filed with the SEC on March 16, 2009.
10.8	Employment Agreement dated March 26, 2009 between Bank of Manhattan and Rick Sowers, incorporated by reference to Form 8-K filed with the SEC on March 16, 2009.
10.9
Membership Interest Purchase Agreement dated February 23, 2009 by and among Manhattan Bancorp, MB Financial Services, Inc., Bodi Advisors, Inc. and Bodi Capital, LLC incorporated by reference to Form 8-K filed with the SEC on March 2, 2009.
10.10	First Amendment to Operating Agreement of BOM Capital, LLC dated October 1, 2009, incorporated by reference to Form 8-K filed with the SEC on October 7, 2009.

Exhibit Number
10.11	Employment Agreement dated October 1, 2009 by and between BOM Capital, LLC and Harold Hermelee, incorporated by reference to Form 8-K filed with the SEC on October 7, 2009.
10.12	Employment Agreement dated October 1, 2009 by and between BOM Capital, LLC and Tad Dahlke, incorporated by reference to Form 8-K filed with the SEC on October 7, 2009.
10.13	Employment Agreement dated October 1, 2009 by and between BOM Capital, LLC and Greg Jacobson, incorporated by reference to Form 8-K filed with the SEC on October 7, 2009.
10.14	Employment Agreement dated December 8, 2009 by and between Manhattan Bancorp and Kyle A. Ransford, incorporated by reference to Form 8-K filed with the SEC on December 14, 2009.
10.15	Employment Agreement dated March 1, 2010 by and between Manhattan Bancorp and Deepak Kumar, incorporated by reference to Form 8-K filed with the SEC on March 5, 2010.
23.1	Consent of Vavrinek, Trine, Day & Co, LLP
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002