Form 10-Q
period 2010-03-31
Manhattan Bancorp
filed 2010-05-13
CIK 1387632

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to

Commission File Number 333-140448

MANHATTAN BANCORP

(Exact name of registrant as specified in its charter)

California	20-5344927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2141 Rosecrans Avenue, Suite 1160

El Segundo, California 90245

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (310) 606-8000

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of April 30, 2010, there were 3,987,631 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

Item 1 — Financial Information

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$2,051,916	$1,213,837
Federal funds sold	16,476,776	50,241,455
Total cash and cash equivalents	18,528,692	51,455,292
Time deposits-other financial institutions	3,066,000	3,462,000
Investments securities-available for sale	23,250,218	13,360,750
Investments securities-held to maturity	494,828	493,942

Loans	85,354,662	80,116,019
Allowance for loan losses	(1,484,304)	(1,202,494)
Net loans	83,870,358	78,913,525

Property and equipment, net	1,197,393	1,281,940
Stock in other financial institutions	1,668,500	1,699,650
Accrued interest receivable and other assets	2,284,134	1,647,744

Total assets	$134,360,123	$152,314,843

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$30,810,152	$29,647,199
Interest bearing:
Demand	2,610,090	4,026,157
Savings and money market	25,530,063	17,899,434
Certificates of deposit equal to or greater than $100,000	37,105,286	54,351,901
Certificates of deposit less than $100,000	4,965,384	4,995,301
Total deposits	101,020,975	110,919,992
FHLB advances	4,500,000	12,000,000
Accrued interest payable and other liabilities	1,555,058	992,648
Total liabilities	107,076,033	123,912,640

Commitments and contingencies	—	—

Stockholders’ equity
Manhattan Bancorp stockholders’ equity:
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, none in 2010 and 2009	—	—
Common stock-no par value; 10,000,000 shares authorized; issued and outstanding, 3,987,631 in 2010 and 2009	38,977,282	38,977,282
Additional paid in capital	1,708,093	1,566,396
Unrealized gain on available-for-sale securities	286,249	305,152
Accumulated deficit	(14,055,532)	(12,737,537)

Total Manhattan Bancorp stockholders’ equity	26,916,092	28,111,293
Noncontrolling interest	367,998	290,910
	27,284,090	28,402,203

Total liabilities and stockholders’ equity	$134,360,123	$152,314,843

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months
	ended March 31,
	2010	2009
Interest income
Interest and fees on loans	$1,249,140	$795,176
Interest on investment securities	299,886	101,815
Interest on federal funds sold	15,583	11,371
Interest on time deposits-other financial institutions	11,150	42,437

Total interest income	1,575,759	950,799

Interest expense
NOW, money market and savings	65,405	33,255
Time deposits	173,894	133,592
FHLB advances	49,300	49,322

Total interest expense	288,599	216,169

Net interest income	1,287,160	734,630

Provision for loan losses	370,000	174,000

Net interest income after provision for loan losses	917,160	560,630

Non-interest income
Bank-related fees	69,200	17,281
Non-bank related income	1,675,091	—
Non-interest income	1,744,291	17,281

Non-interest expense
Compensation and benefits	2,575,145	1,014,680
Professional and administrative expenses	644,767	384,204
Occupancy and equipment	273,390	172,393
Technology and communication	273,426	137,160
Other non-interest expenses	134,830	102,632

Total non-interest expenses	3,901,558	1,811,069

Loss before income taxes	(1,240,107)	(1,233,158)

Provision for income taxes	800	—

Net loss	(1,240,907)	(1,233,158)
Less: Net gain attributable to the noncontrolling interest	77,088	—
Net loss attributable to Manhattan Bancorp	$(1,317,995)	$(1,233,158)

Weighted average number of shares outstanding (basic and diluted)	3,987,631	3,987,631

Basic and diluted loss per share	$(0.33)	$(0.31)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

March 31, 2010 and 2009

								Accumulated
				Common	Additional			Other
	Preferred	Common Stock		Stock	Paid-in	Comprehensive	Accumulated	Comprehensive	Noncontrolling
	Stock	Shares	Amount	Warrants	Capital	Income (Loss)	Deficit	Income (Loss)	Interest	Total
Balance at December 31, 2008	$1,558,517	3,987,631	$38,977,282	$120,417	$957,825	$—	$(7,634,001)	$307,488	$—	$34,287,528
Accretion of preferred stock discount	6,021			(6,021)						—
Dividend on preferred stock							(16,528)			(16,528)
Share-based compensation expense					196,063					196,063
Unrealized gain on investment securities						10,457		10,457		10,457
Net loss						(1,233,158)	$(1,233,158)			(1,233,158)
Total comprehensive loss						$(1,222,701)
Balance at March 31, 2009	$1,564,538	3,987,631	$38,977,282	$114,396	$1,153,888		$(8,883,687)	$317,945	$—	$33,244,362

Balance at December 31, 2009	$—	3,987,631	$38,977,282	$—	$1,566,396	$—	$(12,737,537)	$305,152	$290,910	$28,402,203
Share-based compensation expense					141,697					141,697
Unrealized loss on investment securities						(18,903)		(18,903)		(18,903)
Net gain (loss)						(1,317,995)	(1,317,995)		77,088	(1,240,907)
Total comprehensive loss						$(1,336,898)
Balance at March 31, 2010	$—	3,987,631	$38,977,282	$—	$1,708,093		$(14,055,532)	$286,249	$367,998	$27,284,090

Manhattan Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the thee months
	ended March 31
	2010	2009
Cash flows from operating activities
Net loss	$(1,240,907)	$(1,249,686)
Net amortization of discounts and premiums on securities	(108,710)	$(5,567)
Depreciation and amortization	108,294	76,681
Provision for loan losses	370,000	174,000
Share-based compensation	141,697	196,063
(Increase) in accrued interest receivable and other assets	(636,390)	(8,763)
Increase in accrued interest payable and other liabilities	562,410	323,969

Net cash used in operating activities	(803,606)	(493,303)

Cash flows from investing activities
Net (increase) in loans	(5,339,358)	(4,516,999)
Allowance for loan and less loss recoveries	12,525	—
(Increase) decrease in time deposits - other financial institutions	396,000	(4,812,000)
Proceeds from repayment and maturities from investment securities	4,014,236	345,429
Purchase of investments	(13,814,783)	—
(Purchase) Redemption of stock in other financial institutions	31,150	(281,150)
Purchase of premises and equipment	(23,747)	(4,135)

Net cash used in investing activities	(14,723,977)	(9,268,855)

Cash flows from financing activities
Net increase (decrease) in:
Demand deposits	1,162,953	44,215
Interest bearing demand deposits	(1,416,067)	(320,532)
Savings and money market deposits	7,630,629	2,882,807
Certificates of deposit equal to or greater than $100,000	(17,246,615)	964,745
Certificates of deposit less than $100,000	(29,917)	329,177
Increase (decrease) from borrowings	(7,500,000)	2,000,000

Net cash (used in)/provided by financing activities	(17,399,017)	5,900,412

Net decrease in cash and cash equivalents	(32,926,600)	(3,861,746)

Cash and cash equivalents at beginning of period	51,455,292	19,710,235

Cash and cash equivalents at end of period	$18,528,692	$15,848,489

Supplementary information

Interest paid on deposits	$240,876	$166,938

Income taxes paid	$800	$—

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

Note 1.           CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Manhattan Bancorp (the “Bancorp”) and its wholly-owned subsidiaries, Bank of Manhattan, N.A. (the “Bank”) and MBFS Holdings, Inc. (“MBFS”), together referred to as the “Company” have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  On October 1, 2009, the Bancorp, through its wholly-owned subsidiary MBFS, acquired a 70% interest in Banc of Manhattan Capital, LLC, (“BOMC”).  As this is a condensed interim presentation, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein.  In the opinion of Management, all adjustments considered necessary for a fair presentation of results for the interim periods presented have been included.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2009 Annual Report on Form 10-K.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from these estimates. All material intercompany accounts and transactions have been eliminated.

Certain amounts in prior presentations may have been reclassified to conform to the current presentation.  These reclassifications, if any, had no effect on stockholders’ equity, net loss or loss-per-share amounts.

Note 2.           RECENT ACCOUNTING PRONOUNCEMENTS

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:  In June 2009, accounting standards were revised to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the Financial Accounting Standard Board (“FASB”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP).  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded.  The Company adopted the Codification for the year ended December 31, 2009 and all subsequent statements will reference the Codification as the sole source of authoritative literature.

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

SUBSEQUENT EVENTS:  In May 2009, accounting standards were revised to require that management evaluate, as of the end of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued, or are available to be issued, and to disclose the date through which the evaluation has been made.  The Company is required to evaluate whether events subsequent to the end of the reporting period require disclosure or recognition through the date the financial statements are issued.  The adoption of these amendments did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

In February 2010, accounting standards were revised to remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company.  This change became effective immediately.

FAIR VALUE MEASUREMENTS:  In January 2010, the FASB modified current accounting standards to add disclosure requirements about significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions, which were subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.

The new accounting disclosure also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted and will be effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of income and condition.

Note 3.           INTEREST-EARNING ASSETS WITH OTHER FINANCIAL INSTITUTIONS

At March 31, 2010, the Company had interest-earning deposits with other financial institutions of $3.1 million, with a weighted average yield of 1.44%, and an average weighted remaining life of approximately 11.2 months. At December 31, 2009, the Company had interest-earning deposits with other financial institutions of $3.5 million, with a weighted average yield of 1.81%, and an average weighted remaining life of approximately 3.3 months.

Note 4.           INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of March 31, 2010, and December 31, 2009.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010 (unaudited)	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$2,647	$12	$1	$2,658
Mortgage-backed securities	6,114	314	12	6,416
Other securities	14,203	128	155	14,176
Total available-for-sale securities	$22,964	$454	$168	$23,250

Held-to-maturity securities:
State and municipal securities	$495	$12	$—	$507

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009 (audited)	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$2,647	$—	$21	$2,626
Mortgage-backed securities	7,009	320	1	7,328
Other securities	3,399	62	54	3,407
Total available-for-sale securities	$13,055	$382	$76	$13,361

Held-to-maturity securities:
State and municipal securities	$494	$4	$—	$498

The fair value of these securities is based upon quoted market prices unless otherwise indicated in Note 7, “Fair Value Measurements”.

There were realized gains during the three-month period ended March 31, 2010 of approximately $20,000. The net unrealized loss on available-for-sale securities included in accumulated other comprehensive income was approximately $19,000 for the three-month period ended March 31, 2010. Available-for-sale securities with an amortized cost of approximately $4.6 million (fair value of approximately $4.9 million) were pledged as collateral for Federal Home Loan Bank advances as of March 31, 2010.

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

At March 31, 2010, the Company had no securities with unrealized losses that were in a continual loss position for over a twelve-month period.  The following table reflects unrealized losses for securities that were in a continual loss position for less than a twelve-month period as of March 31, 2010.

(unaudited)	Less than 12 Months
(In thousands)	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government and agency securities	$699	$1
Mortgage-backed securities	591	12
Other securities	8,177	155
Securities held to maturity
State and municipal securities	—	—
Total imparied securities	$9,467	$168

Any intra-period decline in market values was attributable to changes in market rates of interest rather than credit quality; and because the Company has the ability and intent to hold all of its investments until a recovery of fair value, which may be at maturity, the Company considers none of its investments to be temporarily impaired at March 31, 2010.

The amortized cost, estimated fair value and average yield of debt securities at March 31, 2010 are shown below.  In the case of available-for-sale securities, the average yields are based on effective rates of book balances at year end.  Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.  Mortgage-backed securities are classified in accordance with estimated lives.  Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations.

	Available-for-Sale Securities			Held-to Maturity Securities
		Estimated	Weighted		Estimated	Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
(unaudited)	Cost	Value	Yield	Cost	Value	Yield
	(dollars in thousands)
Due in One Year or Less	$6,931	$7,001	3.91%	$—	$—
Due from One Year to Five Years	8,280	8,409	4.77%	495	507	4.55%
Due from Five Years to Ten Years	4,192	4,162	5.96%
Due after Ten Years	3,561	3,678	3.48%
	$22,964	$23,250	4.53%	$495	$507	4.55%

Note 5.     LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	March 31, 2010 (unaudited)		December 31, 2009 (audited)
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Commercial loans	$27,925	32.7%	$26,531	33.1%
Real estate loans	49,580	58.1%	46,055	57.5%
Other loans	7,849	9.2%	7,530	9.3%
Total loans, including net loan costs	85,354	100.0%	80,116	100.0%
Less : allowance for loan losses	(1,484)		(1,202)
Net loans	$83,870		$78,914

The Company has had no impaired or non-accrual loans and there were no loans past due 90 days or more in either interest or principal as of March 31, 2010 and December 31, 2009.

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

	For the Three Months
	Ended March 31,
(Unaudited)	2010	2009
	(in thousands)	(in thousands)
Balance at beginning of period	$1,202	$975
Additions to the allowance charged to expense	370	174
Recoveries	13	—
	1,585	1,149
Less loans charged-off	(101)	—

Balance at end of period	$1,484	$1,149

Note 6.     SHARE-BASED COMPENSATION

During the three-month period ended March 31, 2010, the Company recorded approximately $142,000 of stock-based compensation expense.  At March 31, 2010, unrecorded compensation expense related to non-vested stock option grants totaled approximately $700,000 and is expected to be recognized as follows:

Share-Based
Compensation
(unaudited)	Expense
(in thousands)
Remainder of 2010	$440
2011	238
2012	35
2013	5
Total	$718

The Company uses the Black-Scholes option valuation model to determine the fair value of options.  The Company utilizes assumptions on expected life, risk-free rate, expected volatility and dividend yield to determine such values.  As grants occur, the Company estimates the life of the options by calculating the average of the vesting period and the contractual life.   The risk-free rate would be based upon treasury instruments in effect at the time of the grant whose terms are consistent with the expected life of the Company’s stock options.  Expected volatility would be based on historical volatility of other financial institutions within the Company’s operating area as the Company has limited market history.

The following table summarizes the weighted average assumptions utilized for stock options granted for the period presented:

	Period Ended
	March 31,
(unaudited)	2010	2009
Risk-free rate	2.90%	2.04%
Expected term	6 years	6 years
Expected volatility	28.12%	25.98%
Dividend yield	0.00%	0.00%
Fair value per share	$2.25	$0.52

The following table summarizes the stock option activity under the plan for the periods indicated:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
(unaudited)	Shares	Exercise Price	Contractual Life	Value
2009
Outstanding at December 31, 2008	657,480	$9.99
Granted	30,250	$8.43
Exercised	—	—
Expired	—	—
Forfeited	12,438	$10.00
Outstanding at March 31, 2009	675,292	$9.45	8.79	$—
Options exercisable at March 31, 2009	154,433	$9.96	8.41	$—
Options unvested at March 31, 2009	520,859	$9.29	8.85	$—

2010
Outstanding at December 31, 2009	686,942	$9.42
Granted	40,000	$6.79
Exercised	—	$—
Expired	—	$—
Forfeited	—	$—
Outstanding at March 31, 2010	726,942	$9.27	7.93	$—
Options exercisable at March 31, 2010	379,481	$9.66	7.63	$—
Options unvested at March 31, 2010	347,461	$8.85	8.23	$—

Note 7.     FAIR VALUE MEASUREMENTS

Current accounting literature defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The literature describes three levels of inputs that may be used to measure fair value:

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

Level 3: Significant unobservable inputs that reflect a Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following table summarizes the Company’s assets and liabilities, if any, which were measured at fair value on a recurring basis during the period, with dollars reported in thousands:

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(unaudited)	March 31,	Assets	Inputs	Inputs
Description of Assets/Liability	2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$23,250	$—	$23,250	$—

Available-for-sale securities are valued based upon inputs derived principally from observable market data.  Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Note 8.     OTHER BORROWINGS

At March 31, 2010, the Company had a collateralized line of credit with the Federal Home Loan Bank (“FHLB”) totaling $20.0 million, against which it had outstanding $4.5 million consisting of a FHLB five-year fixed rate advance at 4.38% maturing on June 27, 2013.

Note 9.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income available (loss reported) to common stock divided by the weighted average number of common shares outstanding during the period reported on the Statement of Operations. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding for any periods reported on the Statement of Operations.  The weighted average number of shares for the three-month periods ended March 31, 2010 and March 31, 2009 was 3,987,631.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are based upon management’s current expectations and beliefs concerning further developments and their potential effects on Manhattan Bancorp and its subsidiaries.  The Company’s forward-looking statements involve risks and uncertainties, including the risks and uncertainties described herein and those enumerated in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There can be no assurance that future developments affecting Manhattan Bancorp will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements.  Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified, or repealed at any time in the future.

The Company

Manhattan Bancorp (“Bancorp”) is a bank holding company which was incorporated in August 2006, in order to acquire Bank of Manhattan, N.A. (the “Bank”), a de novo bank which it acquired on August 14, 2007.  The Bank is a nationally-chartered banking association organized under the laws of the United States, which commenced its banking operations on August 15, 2007.  Bancorp operates primarily through the Bank, and the investment in the Bank is its principal asset.  The Bank is located in El Segundo, California, and at March 31, 2010, had $133 million in assets, $84 million in net loans receivable and $106 million in deposits.  On October 1, 2009, Manhattan Bancorp, through its wholly owned subsidiary, MBFS Holdings, Inc. (“MBFS”), acquired a 70% interest in Banc of Manhattan Capital, LLC, (“BOMC”) a full-service mortgage-centric broker/dealer.  The gross investment in MBFS was $1.7 million as of March 31, 2010. Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “we” or “us” refers to Bancorp and its consolidated subsidiaries, the Bank and MBFS and its subsidiary.

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

Earnings and Financial Condition Overview

The Company recorded a net loss of $1,240,907 (including the gain from the minority interest of $77,088) or $0.33 basic and fully-diluted loss per share of common stock for the shareholders of the Company for the three-month period ended March 31, 2010, as compared with a net loss of $1,233,000 or $0.31 basic and fully-diluted loss per share of common stock for the three-month period ended March 31, 2009.  The per-share values are based upon the loss attributable to the shareholders of the Bancorp and the related shares outstanding.   Comparing the Company’s prior year’s first quarter loss with the current operating quarter reflects an approximate increase of less than 1% in the reported comparable quarterly losses.  The continuation of first quarter losses is the result of three primary reasons:

•                  Increased loan provisions to cover charge-offs and to recognize potential weakness in the loan portfolio due to the general deterioration in the economy.

•                  The exploration of potential business opportunities by the Bancorp.

•                  Increased non-interest expenses, primarily resulting from compensation and benefits and other components, including legal and professional fees.

Due to the current condition in the general economy, the Company continues to be cautious in granting new credit extensions, and demand for credit, in general, has been modest.  Despite the fact that as of both December 31, 2009 and March 31, 2010, the Bank had no past due loans or loans on non-accrual, Bank’s management elected to increase the allowance for loan loss to 1.74% of outstanding loans as of March 31, 2010, compared to 1.50% of outstanding loans as of December 31, 2009.  The Company charged off approximately $101,000 in loans during the quarter ended March 31, 2010.  Management continuously reviews the portfolio for indication of specific weaknesses and adjusts the provision accordingly.  The provision for the three-month period ended March 31, 2010 was $370,000 compared to $174,000 for the three-month period ended March 31, 2009.

The Company’s management has invested time and resources in the evaluation and exploration of additional financial products and services deemed essential to meeting the needs of its customer base and to enhance its franchise value.  Much of that effort has occurred during the first quarter of 2010 with returns anticipated during the latter half of the year.

During the first quarter of 2010, changes in the Company’s management and structure resulted in one-time expenses of approximately $200,000.

The Company benefited from pre-tax income of approximately $105,000 from BOMC for the three-month period ended March 31, 2010.

Net interest income after provision for loan losses for the three-month period ended March 31, 2010 was approximately $917,000, an increase of approximately $356,000 over the three-month period ended March 31, 2009.  This 64% improvement in net interest income was primarily due to an increase in interest income, up approximately $625,000 (66%) for the comparable three-month period ended March 31, 2010 over 2009.   Interest expense also increased by a reduced percentage (34%) for the comparable three-month period ended March 31, 2010 over March 31, 2009, with the actual dollar increase only $72,000.

With the addition of non-bank related income from BOMC, total non-interest income increased significantly from approximately $17,000 for the three-month period ended March 31, 2009 to $1,744,000 for the comparable period ended March 31, 2010.

Non-interest expense for the three-month period ended March 31, 2010 compared to March 31, 2009 increased by approximately $2.1 million, and an analysis is found under Non-Interest Expense on page 21.

As of March 31, 2010, total assets of the Company were approximately $134.4 million.  This represents a decrease of approximately $18.0 million or 11.8% from the amount reported as of December 31, 2009.  The decline in total assets can be attributed to a modification in the source of the Bank’s funding, which reduced the excess balances in assets with minimal interest-bearing yields. The excess was the result of temporary funding, much of which was paid off within the weeks following December 31, 2009.  There were increases in investments of approximately $9.9 million, representing a 74% increase from $13.9 million as of December 31, 2009 to $23.7 million as of March 31, 2010.  Gross loan balances also increased over the three-month period ended March 31, 2010 to approximately $85.4 million, representing a 6.5% increase from the approximately $80.1 million reported as of December 31, 2009 to $85.4 million as of March 31, 2010.  Funding for the loan and investment growth was obtained primarily from reductions in cash and cash equivalent balances.

At March 31, 2010, total deposits were approximately $101.0 million compared with approximately $110.9 million as of December 31, 2009.  This represents an approximately $9.9 million decrease or 8.9%.  The outflow of deposits was the result of the planned non-renewal of non-local non-brokered deposits but was partially offset by the influx of money-market funds from local sources.  A net decrease of $7.5 million in overnight Federal Home Loan Bank (“FHLB”) advances also reduced funding.

The following table provides selected financial data that highlights the Company’s financial performance for each of the last six full quarters.  Dollars are in thousands, except per share amounts.

	For the three months ended
	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009	12/31/2008
	(Unaudited)	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Statements of Operations:
Interest income	$1,576	$1,338	$1,204	$1,109	$951	$909
Interest expense	289	251	200	179	216	248

Net interest income	1,287	1,087	1,004	930	735	661
Provision for loan losses	370	84	468	454	174	275

Net interest income after provision	917	1,003	536	476	561	386

Non-interest income	1,744	921	47	34	17	11
Non-interest expense	3,902	3,009	1,857	1,964	1,811	1,498

Net loss from operations excluding minority interest	$(1,318)	$(1,076)	$(1,274)	$(1,454)	$(1,233)	$(1,101)

Per Share and Other Data:
Basic and diluted loss per share	$(0.33)	$(0.27)	$(0.32)	$(0.36)	$(0.31)	$(0.42)
Book value per common share- period end	$6.75	$7.05	$7.31	$7.61	$7.94	$8.21
Weighted average shares outstanding basic and diluted	3,988	3,988	3,988	3,988	3,988	2,646

Balance Sheet Data:
Investments and fed funds sold	$43,288	$67,558	$33,770	$27,114	$17,085	$12,603
Loans, net	$83,870	$78,914	$71,963	$71,154	$60,810	$56,467
Assets	$134,360	$152,315	$110,270	$103,835	$97,221	$92,040
Deposits	$101,021	$110,920	$68,753	$59,650	$51,891	$47,991
Shareholders’ equity	$26,916	$28,111	$29,141	$31,899	$33,244	$34,288

Selected Financial Ratios
Net loss as a percentage of average assets	-3.90%	-3.57%	-5.15%	-6.53%	-5.71%	-5.98%
Net loss as a percentage of average equity	-19.16%	-14.79%	-16.14%	-17.75%	-14.75%	-21.73%
Dividend payout ratio	—	—	—	—	—	—
Equity to asset ratio	20.03%	18.46%	26.43%	30.72%	34.19%	37.25%
Net interest margin	3.99%	3.79%	4.26%	4.42%	3.60%	3.82%

Credit Quality
Allowance for loan losses	$1,484	$1,202	$1,095	$1,090	$1,149	$975
Allowance /total loans	1.74%	1.50%	1.50%	1.51%	1.85%	1.70%
Non-performing loans	$—	$—	$—	$—	$—	$—
Net (recoveries) charge-offs	$88	$(24)	$464	$513	$—	$—

RESULTS OF OPERATIONS

Net Interest Income

The Company’s earnings depend largely upon our net interest income, which is the difference between the income we earn on interest-bearing assets, such as loans, and the interest we pay on deposits and borrowed funds.  Net interest income is related to (i) the relative amounts of interest-earning assets and liabilities and (ii) the interest rates earned and paid on these balances.  Total interest income can fluctuate based upon the mix of earning assets amongst loans, investments and federal funds sold and the related rates associated with their balances.  Some of the funding sources for these assets also have an interest cost which can fluctuate based upon the mix of interest-bearing liabilities and the related rates associated with their balances.

The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.  The interest rate spread increased from 2.44% for the three-month period ended March 31, 2009 to 3.40% for the three-month period ended March 31, 2010, due to the significant decline in effective interest rates associated with interest-bearing liabilities coupled with a moderate increase in the effective interest rates on interest-bearing assets.

Net interest margin is net interest income expressed as a percentage of average total interest-earning assets, allowing the sources of funding as factors in the calculation. While the interest rate spread increased by 96 basis points, net interest margin increased by only 39 basis points, reflecting an improved mix in interest-bearing assets with a higher percentage in categories with better returns coupled with the fact that a higher percentage of the sources of the funding were from interest-bearing liabilities.  The percentage of interest-bearing funds to interest-earning assets increased from 47.8% to 60.3% for the three-month periods ended March 31, 2009 and 2010, respectively.

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

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended
	March 31,		Percent
	2010	2009	Change
	(Unaudited)
	(Dollars in thousands)
Interest income	$1,576	$951	65.72%
Interest expense	289	216	33.36%
Net interest income before provision for loan losses	$1,287	$735	75.25%
Net interest margin	3.99%	3.60%	10.95%

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	Three months ended March 31,
	2010			2009
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$27,077	$16	0.24%	$9,796	$11	0.46%
Deposits with other financial institutions	2,876	11	1.55%	7,943	43	2.20%
Investments	20,207	300	6.02%	8,268	102	5.00%
Loans(1)	80,579	1,249	6.29%	56,778	795	5.68%
Total interest-earning assets	130,739	1,576	4.89%	82,785	951	4.66%
Non-interest-earning assets	6,353			4,792
Total assets	$137,092			$87,577

Interest-bearing liabilities:
Demand	$2,570	1	0.10%	$1,753	0	0.10%
Savings and money market	24,825	65	1.06%	10,091	33	1.33%
Certificates of deposit	46,643	174	1.51%	23,060	134	2.36%
FHLB advances	4,750	49	4.13%	4,633	49	4.23%
Total interest-bearing liabilities	78,788	289	1.49%	39,537	216	2.22%
Non-interest-bearing demand deposits	29,252			13,726
Total funding sources	108,040		1.08%	53,263		1.65%
Non-interest-bearing liabilities	1,154			397
Shareholders’ equity	27,898			33,917
Total liabilities and shareholders’ equity	$137,092			$87,577

Excess of interest-earning assets over funding sources	$22,699			$29,522
Net interest income		$1,287			$735
Net interest rate spread			3.40%			2.44%
Net interest margin			3.99%			3.60%

(1)          The average balance of loans is calculated net of deferred loan fees/cost but would include non-accrual loans, if any, with a zero yield.   Loan fees net of amortized costs included in total net income were approximately $21,000 for the three-month period ended March 31, 2010.   Loan fees net of amortized costs included in total net income were approximately $6,000 for the three-month period ended March 31, 2009.

The table below sets forth changes for the comparable three-month periods ended March 31, 2010 and March 31, 2009 for average interest-earning assets, average interest-bearing liabilities, and their respective rates:

VARIANCE IN BALANCES AND RATES

	Average Balance				Average Yield/Rate
	for the three months ended				for the three months ended
	March 31,		Variance		March 31,
(dollars in thousands)	2010	2009	dollar	percent	2010	2009	Variance
	(Unaudited)
Interest-earning assets:
Federal funds sold	$27,077	$9,796	$17,281	176.41%	0.24%	0.46%	-0.22%
Deposits with other financial institutions	2,876	7,943	(5,067)	-63.79%	1.55%	2.20%	-0.65%
Investments	20,207	8,268	11,939	144.40%	6.02%	5.00%	1.02%
Loans	80,579	56,778	23,801	41.92%	6.29%	5.68%	0.61%
Total interest-earning assets	$130,739	$82,785	$47,954	57.93%	4.89%	4.66%	0.23%

Interest-bearing liabilities:
Interest-bearing demand	$2,570	$1,753	$817	46.61%	0.10%	0.10%	0.00%
Savings and money market	24,825	10,091	14,734	146.01%	1.06%	1.33%	-0.27%
Certificates of deposit	46,643	23,060	23,583	102.27%	1.51%	2.36%	-0.85%
FHLB advances	4,750	4,633	117	0.00%	4.13%	4.23%	-0.10%
Total interest-bearing liabilities	$78,788	$39,537	$39,251	99.28%	1.49%	2.22%	-0.73%

A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the comparable three-month periods ended March 31, 2010 and March 31, 2009:

	For the three months ended
	March 31, 2010 over 2009
(dollars in thousands)	Volume	Rate	Total
	(Unaudited)
Interest income:
Federal funds sold	$19	$(14)	$5
Deposits with other financial institutions	(27)	(5)	(32)
Investments	147	51	198
Loans	333	121	454
Net increase (decrease)	472	153	625

Interest expense:
Interest-bearing demand	—	—	—
Savings and money market	48	(16)	32
Certificates of deposit	138	(98)	40
FHLB advances	1	(1)	—
Net increase (decrease)	187	(115)	72
Total net increase (decrease)	$285	$268	$553

A review of the above tables shows that the overall increase in net interest income of approximately $553,000 between the two comparative quarters ended at March 31, 2010 and March 31, 2009 is the result of several factors.

Among the most significant factors in the increase in net interest income is the overall growth in earning assets, up approximately $48.0 million or 58.0% between March 31, 2010 and March 31, 2009.

This increase was primarily a result of loan growth ($23.8 million) reflecting 49.6% of the total.  The percentage of average loan dollars outstanding, as a percentage of interest-earning assets, has softened slightly from 68.6% as of March 31, 2009 to 61.6% as of March 31, 2010.  The higher outstanding volume of loans between the first quarter periods would have resulted in an increase of approximately $333,000 in interest income.  However, the actual amount of interest income earned was augmented by approximately $121,000 due to the increase in the overall effective yield on the loan portfolio.  The overall yield on outstanding loans increased from 5.68% for the three-month period ended March 31, 2009 to 6.29% for the three-month period ended March 31, 2010.

The Bank continues to have seven significant deposit relationships, some of which are with related parties, which total, as of March 31, 2010, approximately $36.1 million or 34.2% of the Bank’s deposits.  Included in these deposits are funds subject to unscheduled withdrawals, mandating the Bank to hold funds in cash or cash equivalents at a higher level to provide necessary liquidity. The amount of Fed funds sold as a percentage of all interest-earning assets has increased from 11.8% to 20.7% for the comparable three-month periods ended in March 31, 2009 and March 31, 2010, with the average balance in Fed funds sold increasing by approximately $17.3 million.  This higher outstanding volume would have resulted in an increase in interest income of approximately $19,000.  However the historically low effective yield on this category, which declined by an additional 22 basis points from an effective yield of just 0.46% for the three-month period ended March 31, 2009 to 0.24% for the three-month period ended March 31, 2010 almost completely offset any positive benefit by reducing the potential interest income by approximately $14,000.

The Bank, in order to improve the overall yield on interest-earning assets, has placed additional funds into its available-for-sale investment category.  The higher average outstanding volume of funds invested of approximately $11.9 million between the first quarterly periods would have resulted in an increase of approximately $147,000 in interest income. This, coupled with improved yields within the investment category, added approximately $51,000 to the amount of interest on investments, bringing the total to $198,000.  The effective yield on investments increased by 102 basis points from 5.00% for the three-month period ended March 31, 2009 to 6.02% for the comparable three-month period ended March 31, 2010.

The change in the mix of interest-yielding assets coupled with the overall growth resulted in the increase of interest income of approximately $625,000, with approximately $472,000 due to volume increases, which more than fully offset the result of the general market interest rate decline.  More aggressive pricing on loans in addition to the aforementioned improvement in investment yields augment the interest income increase related to the volume variance, adding approximately $153,000 to interest income during the three-month period ended March 31, 2010 over the comparable three-month period ended March 31, 2009.  While general interest rates have remained at historical lows since the first quarter of 2009, the average effective yield on the Company’s earning assets have shown a modest improvement by approximately 23 basis points as a result primarily of the aforementioned change in loan pricing.

Interest expense increased by only $72,000, with increases in balances outstanding on interest-bearing liabilities being partially offset by the savings available on the repricing associated with the overall declining market rates.

The increase in interest expense due to the change in outstanding average interest-bearing liabilities was $187,000 with average outstanding interest-bearing balances almost doubling from the balance for the three-month period ended March 31, 2009 of approximately $39.5 million to $78.8 million.

The increase in interest expense due to the change in overall effective interest rates resulted in a savings of approximately $115,000 with the average rates declining by 73 basis points, from 2.22% for the three-month period ended March 31, 2009 to approximately 1.49%.

The rate/volume table reflects that two of the interest-bearing categories, Interest-bearing Demand and Federal Home Loan Bank Advances, had no effect on the increase in the interest expense between the comparable periods.

For the comparable three-month periods ended March 31, 2010 and March 31, 2009, the average balance in Certificate of Deposits increased by approximately $23.6 million. The higher outstanding volume in certificates of deposits would have resulted in an increase of expense of approximately $138,000.  However the significant decline in the effective yield on this category by 85 basis points, from an effective yield of 2.36% for the three-month period ended March 31, 2009 to 1.51% for the three-month period ended March 31, 2010, offset much of the additional expense by reducing the potential interest cost by approximately $98,000.

A similar result occurred in the Savings and Money Market category. For the comparable three-month periods ended March 31, 2010 and March 31, 2009, the average balance in Savings and Money Market deposits increased by approximately $14.7 million. The higher outstanding volume in this category would have resulted in an increase of expense of approximately $48,000.  However the decline in the effective yield on this category by 27 basis points from 1.33% for the three-month period ended March 31, 2009 to 1.06% for the three-month period ended March 31, 2010, offset about one-third of the additional expense and reduced the potential interest cost by approximately $16,000.

Provision for Loan Losses

The Company made provisions for loan losses of $370,000 for the three-month period ended March 31, 2010, compared to $174,000 for the comparable three-month period ended March 31, 2009.  These provisions were determined based upon the periodic credit review of the loan portfolio, consideration of past loan loss experience, current and predicted economic conditions, and other pertinent factors.  For further analysis of the adequacy of the loan loss reserve, see Asset Quality and Allowance for Loan Losses.

Non-Interest Income

Non-interest income for the three-month period ended March 31, 2010 consists of fees for two sources, the Bank and BOMC.  Bank-related fee income increased by 300% from approximately $17,000 for the three-month period ended March 31, 2009 to $69,000 for the three-month period ended March 31, 2010.

Non-bank related income totaled approximately $1.7 million and was generated by BOMC for the first quarter of 2010. There are no comparable numbers for the first quarter of 2009, as BOMC was not affiliated with the Company until October 1, 2009.

The revenue from BOMC came from three primary sources.  The largest of the sources is from riskless institutional trading in bonds and totaled approximately $987,000 during the first quarter of 2010.  BOMC also generated income from facilitating trades in whole loans between institutional clients.  The firm generated approximately $259,000 during the first quarter of 2010 associated with that aspect of the business.  A third source of revenue came from consulting services regarding evaluation and packaging of other institutions’ bond portfolios.  During the first quarter of 2010, BOMC earned approximately $429,000 in this activity.

Non-Interest Expense

The following table sets forth changes for the two comparable three-month periods ending March 31, 2010 and March 31, 2009, allowing comparisons between these two quarters:

	For the three months ended
	March, 31,
	2010	2009
	(dollars in thousands)		Variance
	(Unaudited)		Dollars	Percent
Compensation and benefits	$2,575	$1,015	$1,560	153.7%
Professional expenses	483	340	143	42.1%
Occupancy and equipment	273	172	101	58.7%
Technology and communication	273	137	136	99.3%
Other non-interest expenses	298	147	151	102.7%
Total non-interest expenses	$3,902	$1,811	$2,091	115.5%

The differences in expense between the first quarters of 2010 and 2009 can be primarily attributed to the following:

•                  Compensation and benefits increases associated with approximately 15 employees for BOMC not present in the first quarter of 2009, which totaled approximately $1,002,000 and five (5) employees in the Bancorp also not present in the first quarter of 2009, which totaled approximately $556,000.

•                  Costs for professional services associated with the transition in management including recruiting and legal fees of approximately $140,000.

•                  Costs associated with consulting and accounting services required by BOMC accounted for approximately $150,000.

•                  Costs associated with increase in the occupancy, furniture and equipment costs for both BOMC and Bancorp not present in the first quarter of 2009.  Of the increase of approximately $101,000, 72% is connected with BOMC and 21% originated in Bancorp.

•                  Data processing costs associated with the BOMC operating requirements accounted for 100% of the noted increase in technology and communication expenses.

•                  Included with the increased expense noted in the other category are increased FDIC insurance assessments, the payment of fees to Company directors and other costs associated with the activation of activities at the holding company level and entrance into business by BOMC.

FINANCIAL CONDITION

The Company’s decrease in total assets level to $134.4 million as of March 31, 2010 represents an 11.8% decline, or approximately $18.0 million, from the total assets level of $152.3 million as of December 31, 2009.  The decline is centered in overnight Federal funds sold, which were temporarily augmented by both brokered and non-brokered non-locally generated deposits and secured overnight FHLB advances.   Asset balances as of December 31, 2009 had been augmented to facilitate potential acquisition opportunities and increase certain borrowing levels presently tied to quarter-end asset totals.

Investments

Total investments increased by approximately $9.9 million from $13.9 million as of December 31, 2009 to $23.7 million as of March 31, 2010.  The following schedule provides an overview of the types of investments on the Company’s books at the date noted and at their carrying value in thousands of dollars:

	March 31, 2010 (unaudited)		December 31, 2009 (audited)
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Municipal obligations	$495	2.1%	$494	3.6%
Non-mortgage-backed US Government Agency obligations	2,647	11.1%	2,626	19.0%
Mortgage-backed securities	6,428	27.1%	7,328	52.9%
Asset-backed securities	14,175	59.7%	3,407	24.6%
Total investments	$23,745	100.0%	$13,855	100.0%

The expected weighted life of the Company’s investment portfolio is approximately four and a half years.

Additional information regarding the composition, maturities, and yields of the security portfolio as of March 31, 2010 is found in Note 4 of the Company’s financial statements included within this document.

Loans

Total gross loans as of March 31, 2010 were $85.4 million, an increase of approximately $5.2 million  from $80.1 million at December 31, 2009. Outstanding loan balances increased in all categories, with the most monetary growth occurring in real estate construction loans, where the total grew by approximately $2.0 million or 35.6%.

The table below sets forth the changes from December 31, 2009 to March 31, 2010 in the composition of the loan portfolio:

	March 31, 2010 (unaudited)		December 31, 2009 (audited)
	Amount	Percentage of	Amount	Percentage of
(unaudited)	Outstanding	Total	Outstanding	Total
	(Dollars in Thousands)		(Dollars in Thousands)
Commercial loans	$27,908	32.6%	$26,520	33.0%
Real estate loans	42,106	49.2%	40,566	50.5%
Real estate - construction	7,668	9.0%	5,656	7.0%
Other loans	7,838	9.2%	7,516	9.4%
Total Loans	85,520	100.0%	80,258	100.0%

Add: Purchase Premium	27		30
Add: Unamortized Costs	78		81
Less: Deferred Fees	(271)		(253)
Less – Allowance for loan losses	(1,484)		(1,202)
Net loans	$83,870		$78,914

Of the Bank’s total loans outstanding as of March 31, 2010, 27.0% were due in one year or less, 35.4% were due in one to five years, and 37.6% were due after five years.  As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank.  Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of March 31, 2010

		Maturing
	Within One	One to Five	After Five
(unaudited)	Year	Years	Years	Total
	(Dollars in thousands)

Commercial	$14,150	$11,758	$2,000	$27,908
Real Estate	—	16,631	25,475	42,106
Real Estate-Construction	6,796	872	—	7,668
Other Loans	2,150	1,006	4,682	7,838
Total	$23,096	$30,267	$32,157	$85,520

Loans with pre-determined interest rates	$459	$13,320	$2,397	$16,176
Loans with floating or adjustable rates	22,637	16,947	29,760	69,344
Total	$23,096	$30,267	$32,157	$85,520

Of the gross loan dollars outstanding as of March 31, 2010, approximately 81.1% had adjustable rates.  62.3% of the loan dollars of these adjustable rate loans have interest rates tied to the prime rate and are subject to changes in the rate index immediately when the prime rate is changed.

The balance of the adjustable rate loans are tied to other indices subject to periodic adjustment prior to the contract maturity.

Commercial Loans

The Bank offers a variety of commercial loans, including secured and unsecured term and revolving lines of credit, equipment loans and accounts receivable loans.  As of March 31, 2010, approximately 86.8% of the commercial loans had adjustable rates.  The Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable.  Should the borrower default and the Bank forecloses on the assets, we may not be able to recover the full amount of the loan.

Real Estate/ Construction Loans

The Bank’s real estate loans are secured primarily by commercial property, including a significant percentage in multi-family complexes.   Approximately 75.7% of the real estate loans are adjustable during the term of the loan.  Approximately 51.2% of the real estate loans have a remaining maturity between five and ten years.  As of March 31, 2010, the weighted average ratio of the original loan extension to the underlying value of the property was approximately 47% with weighted average debt service coverage of 1.97.  No individual loan to value ratio exceeded 75%.

Other Loans

The Bank offers other types of loans, including home equity lines of credit.  Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 80% of the appraised value of the borrower’s property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into and may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers.  Since inception through March 31, 2010, these had been limited to undisbursed commitments to extend credit to both businesses and individuals.  Beginning with the second quarter of 2008, the Bank issued several letters of credit for the first time.  The outstanding balance was approximately $120,000 as of March 31, 2010. All commitments noted above were associated with loans and were therefore subject to the same credit underwriting policies and practices as those used for the loans reflected in the financial statements.  When deemed advisable, the Bank obtains collateral to support such commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract.  Commitments generally have fixed expiration dates or other termination clauses, which may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. There was approximately $26.2 million in undisbursed loan commitments as of March 31, 2010, an increase of approximately $321,000 or 1.2% from the December 31, 2009 amount of approximately $25.8 million.

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

The Bank had no non-performing assets as of March 31, 2010 and December 31, 2009.

Deposits and Borrowed Funds

Deposits are the Bank’s primary source of funds.  The following table sets forth the amount of deposits outstanding by category at March 31, 2010 and December 31, 2009, and the net changes between the two periods.

	March 31,	December 31,	Variance
(dollars in thousands)	2010	2009	Dollars	Percent
	(unaudited)	(audited)
Deposit Classifications:
Non-interest-bearing deposits	$30,810	$29,647	$1,163	3.92%
Interest-bearing demand	2,610	4,026	(1,416)	-35.17%
Savings and money market	25,530	17,900	7,630	42.63%
Certificate of deposit $100,000 and over	37,105	54,352	(17,247)	-31.73%
Certificate of deposit less than $100,000	4,966	4,995	(29)	-0.58%
Total deposits	$101,021	$110,920	$(9,899)	-8.92%

As of March 31, 2010, 30.5% of the Company’s deposits were non-interest-bearing demand deposits, an increase from December 31, 2009 at 26.7%.  At March 31, 2010, the Bank held no funds in ‘reciprocal brokered funds’ or one-way-buy under the CDARS program. Most funds have been placed with the Bank by local depositors at competitive rates within the Bank’s marketing area.  While the goal of the Bank is to fund credit commitments using local funding sources, it is anticipated that some of the future funding sources may include additional funds both brokered and non-brokered.

The outflow of deposits in the Certificate of Deposits of $100,000 and over from the aforementioned planned non-renewal of non-local, non-brokered deposits resulting in a decline in the category by approximately $2.8 million from approximately $21.1 million as of December 31, 2010 to approximately $18.3 million as of March 31, 2010 coupled with the returned of $16.5 million of ‘one-way-buy’ funds from the CDARS program.

The growth in Savings and Money-Markets deposits stems primarily from significant deposits from a single customer whose balances fluctuate with business needs.

The Analysis of Net Interest Income, found within this document, summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Bank’s two comparative quarters ended March 31, 2010 and 2009.

The following table shows the maturity of all of the Bank’s time deposits as of March 31, 2010:

Maturities	Amounts
(unaudited)	(in thousands)
Three months or less	$21,184
Over three and through twelve months	18,054
Over twelve months	2,833
Total	$42,071

The Bank has established borrowing lines with the Federal Home Loan Bank (“FHLB”).  At December 31, 2009, the Bank had borrowed $12.0 million from the FHLB collateralized by both loans and securities.  The average rate that was paid on FHLB borrowings was 4.36% for the quarter ended December 31, 2009.   At March 31, 2010, the Bank had borrowed $4.5 million from the FHLB collateralized by securities.  The average rate that was paid on FHLB borrowings was 4.21% for the quarter ended March 31, 2010.

Asset Quality and Allowance for Loan Losses

The Company maintains an allowance for loan losses (“ALLL”) to provide for potential losses in its loan portfolio.  Additions to the allowance are made by charges to operating expense in the form of a provision for loan losses.  All loans that are judged to be uncollectible will be charged against the allowance, while recoveries would be credited to the allowance.  We have instituted loan policies designed primarily for internal use, to adequately evaluate and assess the analysis of the risk factors associated with the Bank’s loan portfolio, to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance.  We conduct an evaluation on the loan portfolio monthly.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of March 31, 2010, the Company and the Bank exceeded all applicable capital adequacy requirements.

Under the Federal Reserve Board’s guidelines, Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more.  However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis required to be considered “well capitalized” under generally applicable regulatory guidelines as of March 31, 2010.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of March 31, 2010:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$28,194	29.6%	$7,628	8%	$9,535	10%
Tier 1 Capital (risk-weighted assets)	$26,998	28.3%	$3,814	4%	$5,721	6%
Tier 1 Capital (average assets)	$26,998	19.7%	$5,484	4%	$6,855	5%

Bank
Total Capital (risk-weighted assets)	$22,986	24.5%	$7,514	8%	$9,392	10%
Tier 1 Capital (risk-weighted assets)	$21,808	23.2%	$3,757	4%	$5,635	6%
Tier 1 Capital (average assets)	$21,808	16.0%	$5,442	4%	$6,803	5%

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

We also have liquidity as a net seller of overnight federal funds at a level that would cushion in part any unexpected increase in demand for loans or decrease in funds deposited.  During the three-month period ended March 31, 2010, we had an average balance of $27.1 million in overnight federal funds sold representing approximately 20% of our average assets.   This ratio is far above the minimum guideline of 3% established in the Bank’s liquidity policy.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities.  As of December 31, 2009, liquid assets (including cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral), as a percentage of the Company’s deposits, were 57%.  As of March 31, 2010, liquid assets as a percentage of the Company’s deposits, although declining, remained acceptable at 40% due primarily to the reduction in the Federal funds sold.

While liquidity was not a major concern in either 2010 or 2009, management has established and is seeking to establish secondary sources of liquidity.  The Bank maintains lines of credit totaling $6 million with two correspondent banks for the purchase of overnight federal funds.  The lines are subject to availability of funds and have restrictions as to the number of days used during defined periods of time.  Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits acquired with deposit brokers, but also deposits bearing effective yield more than 75 basis points above the prevailing market rates), typically attracting large certificates of deposits at high interest rates.  The Bank had a no “brokered deposits” as of March 31, 2010 but held $16.5 million as of December 31, 2009, all of which was returned by the end of January 2010. The Bank has established a credit line with the Federal Home Loan Bank of San Francisco and has outstanding, as of March 31, 2010, a five-year fixed rate advance of $4.5 million at 4.38%, which was established to stabilize the funding source of certain longer-term assets.

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

Credit Risk

Credit risk generally arises as a result of the Bank’s lending activities but may also be present in the Bank’s investment functions.  To manage the credit risk inherent in our lending activities, we rely on the adherence to underwriting standards and loan policies, as well as our allowance for loan losses.  The Bank employs frequent monitoring procedures and takes prompt corrective action when necessary.  Additionally, the Bank’s loan portfolio and the ALLL methodology are expected to be examined on a regular basis by both regulatory agencies and independent loan review professionals.

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

The results of the model’s simulations on the potential loss of net interest income as of March 31, 2010 reflect the following:

Earnings at Risk
(unaudited)
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Net Interest
(in basis points)	Guideline	Income
-300	-15%	-12.5%
-200	-10%	-8.0%
-100	-5%	-3.6%
+100	-5%	3.3%
+200	-10%	6.5%
+300	-15%	9.8%

The method employed in rate shocking the earnings at risk was “ramping” (i.e., changing the indicated rate movement gradually over a 12-month horizon).  Based upon the model simulation as of March 31, 2010, the Bank’s interest rate risk exposure as measured by rate movement on net interest income is within policy guidelines.

The results of the model’s simulations on the potential loss of the Company’s equity as of March 31, 2010 reflect the following:

Market Value of Equity
(unaudited)
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Market
(in basis points)	Guideline	Value of Equity
-300	-30%	-0.4%
-200	-20%	-1.9%
-100	-10%	-1.0%
+100	-10%	-1.9%
+200	-20%	-3.3%
+300	-30%	-3.9%

The method employed in rate shocking the market value of equity is referred to as “regulatory shock”, i.e., changing the indicated rates instantaneously.

Based upon the model simulation as of March 31, 2010, the Bank interest rate exposure as measured by rate movement on the market value of the Bank’s equity is within policy guidelines.

Item 4T — Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

During the quarter ended March 31, 2010, there were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

Not Applicable.

Item 4 — (Removed and Reserved)

Item 5 — Other Information

Item 6 — Exhibits

Exhibit Number	Index to Exhibits
10.1	Manhattan Bancorp 2010 Equity Incentive Plan (1)
10.2	Employment Agreement dated March 1, 2010 by and among Manhattan Bancorp, Bank of Manhattan, N.A. and Deepak Kumar (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)      The information required by this exhibit is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 30, 2010.

(2)      The information required by this exhibit is incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Company filed on March 30, 2010.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP

Date:	May 13, 2010	/s/ Deepak Kumar
Deepak Kumar
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2010	/s/ Dean Fletcher
Dean Fletcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)