Form 10-Q
period 2010-06-30
Manhattan Bancorp
filed 2010-08-13
CIK 1387632

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

As of July 31, 2010, there were 3,987,631 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

Item 1 — Financial Information

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$2,144,387	$1,213,837
Federal funds sold	3,795,513	50,241,455
Total cash and cash equivalents	5,939,900	51,455,292
Time deposits-other financial institutions	3,212,000	3,462,000
Securities-available for sale	20,232,258	13,360,750
Securities-held to maturity	495,705	493,942

Loans	86,267,471	80,116,019
Allowance for loan losses	(1,693,000)	(1,202,494)
Net loans	84,574,471	78,913,525

Property and equipment, net	1,138,095	1,281,940
Stock in other financial institutions	1,630,950	1,699,650
Accrued interest receivable and other assets	1,937,889	1,647,744

Total assets	$119,161,268	$152,314,843

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand	$29,697,167	$29,647,199
Interest-bearing:
Demand	3,342,978	4,026,157
Savings and money market	19,744,772	17,899,434
Certificates of deposit equal to or greater than $100,000	29,157,323	54,351,901
Certificates of deposit less than $100,000	4,764,092	4,995,301
Total deposits	86,706,332	110,919,992
FHLB advances	4,500,000	12,000,000
Accrued interest payable and other liabilities	1,776,201	992,648
Total liabilities	92,982,533	123,912,640

Commitments and contingencies	—	—

Stockholders’ equity
Manhattan Bancorp stockholders’ equity:
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, none in 2010 and 2009	—	—
Common stock-no par value; 10,000,000 shares authorized at December 31, 2009 30,000,000 shares authorized at June 30, 2010 issued and outstanding, 3,987,631 in 2010 and 2009	38,977,282	38,977,282
Additional paid in capital	1,850,577	1,566,396
Unrealized gain on available-for-sale securities	314,424	305,152
Accumulated deficit	(15,265,873)	(12,737,537)

Total Manhattan Bancorp stockholders’ equity	25,876,410	28,111,293
Non-controlling interest	302,325	290,910
	26,178,735	28,402,203

Total liabilities and stockholders’ equity	$119,161,268	$152,314,843

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$1,306,376	$943,697	$2,555,516	$1,738,873
Interest on investment securities	336,766	130,958	636,652	232,773
Interest on federal funds sold	4,784	3,332	20,367	14,703
Interest on time deposits-other financial institutions	11,103	30,773	22,253	73,210

Total interest income	1,659,029	1,108,760	3,234,788	2,059,559

Interest expense
NOW, money market and savings	50,935	37,611	116,340	70,866
Time deposits	141,944	91,253	315,838	224,845
FHLB advances	49,832	49,844	99,132	99,166

Total interest expense	242,711	178,708	531,310	394,877

Net interest income	1,416,318	930,052	2,703,478	1,664,682

Provision for loan losses	207,506	453,632	577,506	627,632

Net interest income after provision for loan losses	1,208,812	476,420	2,125,972	1,037,050

Non-interest income
Bank-related fees	48,427	33,699	117,447	50,980
Non-bank related fees	1,597,829	—	3,273,100	—
Total Non-interest income	1,646,256	33,699	3,390,547	50,980

Non-interest expense
Compensation and benefits	2,831,023	1,112,363	5,406,168	2,127,043
Occupancy and equipment	265,334	167,073	538,724	339,466
Technology and communication	344,962	136,538	618,388	273,698
Professional fees	301,687	303,496	784,987	643,948
Administrative expenses	190,405	116,146	351,872	159,897
Other non-interest expenses	195,271	127,196	330,101	229,829

Total non-interest expenses	4,128,682	1,962,812	8,030,240	3,773,881

Loss before income taxes	(1,273,614)	(1,452,693)	(2,513,721)	(2,685,851)

Provision for income taxes	2,400	1,600	3,200	1,600

Net loss	$(1,276,014)	$(1,454,293)	$(2,516,921)	$(2,687,451)
Less: Net (loss) gain attributable to the noncontrolling interest	(65,673)	—	11,415	—
Net loss attributable to Manhattan Bancorp	$(1,210,341)	$(1,454,293)	$(2,528,336)	$(2,687,451)

Weighted average number of shares outstanding (basic and diluted)	3,987,631	3,987,631	3,987,631	3,987,631

Basic and diluted loss per share	$(0.32)	$(0.36)	$(0.63)	$(0.67)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

June 30, 2010 and 2009

								Accumulated
				Common	Additional			Other
	Preferred	Common Stock		Stock	Paid-in	Comprehensive	Accumulated	Comprehensive	Non- controlling
	Stock	Shares	Amount	Warrants	Capital	Income (Loss)	Deficit	Income (Loss)	Interest	Total
Balance at December 31, 2008	$1,558,517	3,987,631	$38,977,282	$120,417	$957,825	$—	$(7,634,001)	$307,488	$—	$34,287,528
Accretion of preferred stock discount	12,042			(12,042)						—
Dividend on preferred stock							(37,777)			(37,777)
Share-based compensation expense					391,226					391,226
Unrealized (loss) on investment securities						(54,566)		(54,566)		(54,566)
Net loss						(2,687,451)	$(2,687,451)			(2,687,451)
Total comprehensive loss						$(2,742,017)
Balance at June 30, 2009	$1,570,559	3,987,631	$38,977,282	$108,375	$1,349,051		$(10,359,229)	$252,922	$—	$31,898,960

Balance at December 31, 2009	$—	3,987,631	$38,977,282	$—	$1,566,396	$—	$(12,737,537)	$305,152	$290,910	$28,402,203
Share-based compensation expense					284,181					284,181
Unrealized gain on investment securities						9,272		9,272		9,272
Net gain (loss)						(2,528,336)	(2,528,336)		11,415	(2,516,921)
Total comprehensive loss						$(2,519,064)
Balance at June 30, 2010	$—	3,987,631	$38,977,282	$—	$1,850,577		$(15,265,873)	$314,424	$302,325	$26,178,735

Manhattan Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months
	ended June 30
	2010	2009
Cash flows from operating activities
Net loss	$(2,516,921)	$(2,687,451)
Net amortization of discounts and premiums on securities	(228,777)	(14,622)
Depreciation and amortization	209,134	153,101
Provision for loan losses	577,506	627,632
Share-based compensation	284,181	391,226
(Increase) in accrued interest receivable and other assets	(291,378)	(15,533)
Increase in accrued interest payable and other liabilities	783,553	524,169

Net cash used in operating activities	(1,182,702)	(1,021,478)

Cash flows from investing activities
Net (increase) in loans	(6,252,167)	(15,315,080)
Allowance for loan and lease loss recoveries	13,715	—
(Increase) decrease in time deposits - other financial institutions	250,000	(147,000)
Proceeds from repayment and maturities from investment securities	7,179,576	850,286
Purchase of investments	(13,814,798)	—
(Purchase) Redemption of stock in other financial institutions	68,700	(281,150)
Purchase of premises and equipment	(64,056)	(13,881)

Net cash used in investing activities	(12,619,030)	(14,906,825)

Cash flows from financing activities
Net increase (decrease) in:
Demand deposits	49,968	4,387,290
Interest-bearing demand deposits	(683,179)	485,752
Savings and money market deposits	1,845,338	5,775,837
Certificates of deposit equal to or greater than $100,000	(25,194,578)	223,096
Certificates of deposit less than $100,000	(231,209)	787,299
Cash dividends paid on preferred stock	—	(37,777)
Increase (decrease) from borrowings	(7,500,000)	2,000,000

Net cash (used in)/provided by financing activities	(31,713,660)	13,621,497

Net decrease in cash and cash equivalents	(45,515,392)	(2,306,806)

Cash and cash equivalents at beginning of period	51,455,292	19,710,235

Cash and cash equivalents at end of period	$5,939,900	$17,403,429

Supplementary information

Interest paid	$546,896	$369,149

Income taxes paid	$3,200	$1,600

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010

Note 1.   CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Manhattan Bancorp (the “Bancorp”) and its wholly-owned subsidiaries, Bank of Manhattan, N.A. (the “Bank”) and MBFS Holdings, Inc. (“MBFS”), together referred to as the “Company”, have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  On October 1, 2009, the Bancorp, through its wholly-owned subsidiary MBFS, acquired a 70% interest in Banc of Manhattan Capital, LLC, (“BOMC”).   On July 30, 2010, while maintaining its 70% interest in BOMC, MBFS acquired a 70% interest in a newly-formed LLC, Manhattan Capital Markets (“MCM”).  In the anticipated reorganization, the present 70% partnership interests of MBFS in BOMC will be transferred to MCM, which will then acquire 100% of the partnership interest in BOMC.  The reorganization is intended to be completed by the end of August of 2010.

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

Note 2.   RECENT ACCOUNTING PRONOUNCEMENTS

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:  In June 2009, accounting standards were revised to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the Financial Accounting Standard Board (“FASB”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded.  The Company adopted the Codification for the year ended December 31, 2009 and all subsequent statements will reference the Codification as the sole source of authoritative literature.

BUSINESS COMBINATIONS:  Effective January 1, 2009, the Company adopted the new accounting guidance that applies to all transactions and other events in which one entity obtains control over one or more other businesses.  The guidance requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair-value approach replaces the cost-allocation process required under old accounting literature whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  The new guidance requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case.  Accounting for costs associated with exit or disposal activities would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria delineated in the FASB statement related to accounting for contingencies.  Subsequent accounting literature released during 2009 amends the new accounting guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated, removes subsequent accounting guidance for assets and liabilities arising from contingencies and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  It also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.

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

FAIR VALUE MEASUREMENTS:  In January 2010, the FASB modified current accounting standards to add disclosure requirements about significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions which were subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.

The new accounting disclosure also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted and was effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of income and condition.

Note 3.   INTEREST-EARNING ASSETS WITH OTHER FINANCIAL INSTITUTIONS

At June 30, 2010, the Company had interest-earning deposits with other financial institutions of $3.2 million, with a weighted average yield of 1.44%, and an average weighted remaining life of approximately 10.3 months. At December 31, 2009, the Company had interest-earning deposits with other financial institutions of $3.5 million, with a weighted average yield of 1.81%, and an average weighted remaining life of approximately 3.4 months.

Note 4.   INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to Management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of June 30, 2010, and December 31, 2009.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010 (unaudited)	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$2,646	$18	$—	$2,664
Mortgage-backed securities	5,430	345	12	5,763
Asset-backed securities	11,842	204	241	11,805
Total available-for-sale securities	$19,918	$567	$253	$20,232

Held-to-maturity securities:
State and municipal securities	$496	$12	$—	$508

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009 (audited)	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$2,647	$—	$21	$2,626
Mortgage-backed securities	7,009	320	1	7,328
Asset-backed securities	3,399	62	54	3,407
Total available-for-sale securities	$13,055	$382	$76	$13,361

Held-to-maturity securities:
State and municipal securities	$494	$4	$—	$498

The fair value of these securities is based upon quoted market prices unless otherwise indicated in Note 7, “Fair Value Measurements”.

There were realized gains during the six-month period ended June 30, 2010 of approximately $20,000. The net unrealized loss on available-for-sale securities included in accumulated other comprehensive income was approximately $9,000 for the six-month period ended June 30, 2010. Available-for-sale securities with an amortized cost of approximately $5.3 million (fair value of approximately $5.6 million) were pledged as collateral for Federal Home Loan Bank advances as of June 30, 2010.

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

At June 30, 2010, the Company had no securities with unrealized losses that were in a continual loss position for over a twelve-month period.  The following table reflects unrealized losses for securities that were in a continual loss position for less than a twelve-month period as of June 30, 2010.

(unaudited)	Less than 12 Months
(In thousands)	Estimated Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government and agency securities	$—	$—
Mortgage-backed securities	751	12
Asset-backed securities	6,551	241
Securities held to maturity
State and municipal securities	—	—
Total imparied securities	$7,302	$253

Any intra-period decline in market values were attributable to changes in market rates of interest rather than credit quality; and because the Company has the ability and intent to hold all of its investments until a recovery of fair value, which may be at maturity, the Company considers none of its investments to be other-than-temporarily impaired at June 30, 2010.

The amortized cost, estimated fair value and average yield of debt securities at June 30, 2010 are shown below.  In the case of available-for-sale securities, the average yields are based on effective rates of book balances at year end.  Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.  Mortgage-backed, asset-backed and other mortgage-type obligation securities are classified in accordance with estimated lives.  Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations.

	Available-for-Sale Securities			Held-to Maturity Securities
		Estimated	Weighted		Estimated	Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
(unaudited)	Cost	Value	Yield	Cost	Value	Yield
	(dollars in thousands)
Due in One Year or Less	$5,828	$5,883	3.45%	$—	$—
Due from One Year to Five Years	6,954	7,041	4.39%	496	508	4.55%
Due from Five Years to Ten Years	4,164	4,222	5.87%
Due after Ten Years	2,972	3,086	3.98%
	$19,918	$20,232	4.53%	$496	$508	4.55%

Note 5.   LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	June 30, 2010 (unaudited)		December 31, 2009 (audited)
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Commercial loans	$27,590	32.0%	$26,531	33.1%
Real estate loans	50,910	59.0%	46,055	57.5%
Other loans	7,767	9.0%	7,530	9.4%
Total loans, including net loan costs	86,267	100.0%	80,116	100.0%
Less : allowance for loan losses	(1,693)		(1,202)
Net loans	$84,574		$78,914

The Company has had no impaired or non-accrual loans, and there were no loans past-due 90 days or more in either interest or principal as of June 30, 2010 and December 31, 2009.

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(Unaudited)	2010	2009	2010	2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Balance at beginning of period	$1,484	$1,149	$1,202	$975
Additions to the allowance charged to expense	208	454	578	628
Recoveries	1	—	14	—
	1,693	1,603	1,794	1,603
Less loans charged-off	—	513	101	513

Balance at end of period	$1,693	$1,090	$1,693	$1,090

Note 6.   SHARE-BASED COMPENSATION

As of June 30, 2010, the Company had two share-based employee compensation plans. These plans include the 2007 Stock Option Plan (“2007 Plan”) and the 2010 Equity Incentive Plan (“2010 Plan”).  The 2007 Plan is more fully described in Note 9 of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009.  The 2010 Plan is more fully described in a Current Report filed on Form 8-K on March 15, 2010.  Upon approval of the 2010 Plan, the Company’s 2007 Plan was terminated with respect to the grant of new options.

Share-based compensation expense for all share-based compensation awards is based on the grant date fair value. The grant date fair value has been the higher of the fair market value per share or the book value per share as of the last date of the month prior to the date of grant.  The grant date fair value is estimated using the Black-Scholes option pricing model.  The Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which we use the related vesting term.

The share-based compensation expense recognized in the consolidated statements of income for the three- and six-month periods noted below is based on awards ultimately expected to vest.

The following tables provide a summary of the expenses, as well the unrecorded compensation expense related to non-vested stock option grants and the period in which the expense is expected to be recognized.

	For the three months ended		For the six months ended
	June 30,		June 30,
(unaudited)	2010	2009	2010	2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Share-based compensation expense	$142	$195	$284	$391

	As of
	June 30,
	2010	2009
	(in thousands)	(in thousands)
Unrecognized share-based compensation expense
Remainder of 2009	$—	$392
Remainder of 2010	301	557
2011	228	208
2012	116	5
2013	39	—
Total	$684	$1,162

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

The following table summarizes the weighted average assumptions utilized for stock options granted for the six-month periods presented:

	Period Ended
	June 30,
(unaudited)	2010	2009
Risk-free rate	2.43%	2.24%
Expected term	6 years	6 years
Expected volatility	28.15%	26.16%
Dividend yield	0.00%	0.00%
Fair value per share	$1.34	$0.74

The following table summarizes the stock option activity under the plan for the periods indicated:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
(unaudited)	Shares	Exercise Price	Contractual Life	Value
2009
Outstanding at December 31, 2008	657,480	$9.99
Granted	42,250	$8.25
Exercised	—	—
Expired	—	—
Forfeited	12,438	$10.00
Outstanding at June 30, 2009	687,292	$9.42	8.57	$—
Options exercisable at June 30, 2009	169,434	$9.83	8.23	$—
Options unvested at June 30, 2009	517,858	$9.28	8.62	$—

2010
Outstanding at December 31, 2009	686,942	$9.42
Granted	233,031	$6.66
Exercised	—	—
Expired	—	—
Forfeited	179,682	$9.55
Outstanding at June 30, 2010	740,291	$8.52	8.31	$—
Options exercisable at June 30, 2010	296,196	$9.54	7.44	$—
Options unvested at June 30, 2010	444,095	$7.83	8.45	$—

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

The following table summarizes the Company’s assets and liabilities, if any, which were measured at fair value on a recurring basis during the period, with dollars reported in thousands:

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(unaudited)	June 30,	Assets	Inputs	Inputs
Description of Assets/Liabiltity	2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$20,232	$—	$20,232	$—

Available-for-sale securities are valued based upon inputs derived principally from observable market data.  Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Note 8.   OTHER BORROWINGS

At June 30, 2010, the Company had a collateralized line of credit with the Federal Home Loan Bank (“FHLB”) totaling $20.0 million against which it had outstanding $4.5 million consisting of a FHLB five-year fixed rate advance at 4.38% maturing on June 27, 2013.

Note 9.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income available (loss reported) to common stock divided by the weighted average number of common shares outstanding during the period reported on the Statement of Operations. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding for any periods reported on the Statement of Operations.  The weighted average number of shares for the three-month and six-month periods ended June 30, 2010 and June 30, 2009 was 3,987,631.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are based upon management’s current expectations and beliefs concerning further developments and their potential effects on Manhattan Bancorp and its subsidiaries.  The Company’s forward-looking statements involve risks and uncertainties, including the risks and uncertainties described herein and those enumerated in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There can be no assurance that future developments affecting Manhattan Bancorp will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements.  Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified, or repealed at any time in the future.

The Company

Manhattan Bancorp (“Bancorp”) is a bank holding company which was incorporated in August 2006, in order to acquire Bank of Manhattan, N.A. (the “Bank”), a de novo bank which it acquired on August 14, 2007.  The Bank is a nationally-chartered banking association organized under the laws of the United States, which commenced its banking operations on August 15, 2007.  Bancorp operates primarily through the Bank, and the investment in the Bank is its principal asset.  The Bank is located in El Segundo, California and at June 30, 2010, had $117 million in assets, $85 million in net loans receivable and $90 million in deposits.  On October 1, 2009, Manhattan Bancorp, through its wholly owned subsidiary, MBFS Holdings, Inc. (“MBFS”), acquired a 70% interest in Banc of Manhattan Capital, LLC, (“BOMC”) a full-service mortgage-centric broker/dealer.  The gross investment in MBFS was $1.6 million as of June 30, 2010. Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “we” or “us” refers to Bancorp and its consolidated subsidiaries, the Bank and MBFS and its subsidiary.

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

Earnings and Financial Condition Overview

The Company recorded a net loss of $1,276,000 or $0.32 basic and fully-diluted loss per share of common stock for the three-month period ended June 30, 2010, as compared with a net loss of $1,454,000 or $0.36 basic and fully-diluted loss per share of common stock for the three-month period ended June 30, 2009.  The per-share values are based upon the loss attributable to the shareholders of the Bancorp and the related shares outstanding.  Comparing the Company’s 2009 second quarter with the current operating quarter, reflects an approximate 16.8% decrease in the reported comparable quarterly losses.

Similarly, the six-month recorded loss for the period ended June 30, 2010 was $2,517,000 or $0.63 per basic share of common stock, (including a gain from the minority interest of $11,415), and reflects a 6.4%

decrease in the reported comparable first half loss of $2,687,000 or $0.67 per share for the first half of 2009.

The continuation of Company losses reported during the six-month periods ended June 30, 2010 and June 30, 2009 is the result of three primary reasons:

•                  The decline in the Bank’s operating loss of $1.1 million from approximately $2.0 million for the six-month period ended June 30, 2009 to approximately $900,000 for the six-month period ended Jun 30, 2010 were mostly offset by the increase in the operating loss of the Bancorp by $900,000.  The Bancorp operating expenses are associated primarily with the costs of exploring potential business opportunities for the Bancorp and its subsidiaries.

•                  The fee income generated by the Company’s non-bank subsidiary, while sufficient to cover its operation costs, has yet to contribute significantly to a reduction in the overall Company’s operating loss.

•                  Increased non-interest expenses, primarily resulting from compensation and benefits and other components, including occupancy and equipment and technology and communications.

The Company’s management has invested a substantial amount of time and resources during their half of 2010 in the evaluation and exploration of additional financial products and services deemed essential to meeting the needs of its customer base and to enhance its franchise value.

Due to the current condition in the general economy, the Company continues to be cautious in granting new credit extensions, and demand for credit, in general, has been modest with gross loans outstanding increasing approximately $1.0 million per month for the six-month period ended June 30, 2010.  Despite the fact that as of both June 30, 2010 and December 31, 2009 the Bank had no past due loans or loans on non-accrual, the Bank’s management elected to increase the allowance for loan loss to 1.96% of outstanding loans as of June 30, 2010, compared to 1.50% of outstanding loans as of December 31, 2009.  The Company charged off approximately $101,000 in loans during the six-month period ended June 30, 2010, all occurring in the first quarter of 2010.  Management continuously reviews the portfolio for indication of specific weaknesses and adjusts the provision accordingly.  The provision for the three-month period ended June 30, 2010 was $208,000 compared to $454,000 for the three-month period ended June 30, 2009.  The provision for the six-month period ended June 30, 2010 was $578,000 compared to $628,000 for the six-month period ended June 30, 2009.

Net interest income after provision for loan losses for the three-month period ended June 30, 2010 was approximately $1,209,000, an increase of approximately $732,000 over the prior year’s three-month period ended June 30, 2009.  This was a 154% improvement in net interest income and was possible because of an increase in interest income, up approximately $550,000 (50%) for the comparable three-month period ended June 30, 2010 over the same period in 2009.  Interest expense also increased but by a smaller percentage (36%) for the comparable three-month period ended June 30, 2010 over June 30, 2009, with the actual dollar amount only increasing approximately $64,000.

Net interest income after provision for loan losses for the six-month period ended June 30, 2010 was approximately $2,126,000, an increase of approximately $1,089,000 over the prior year’s six-month period ended June 30, 2009.  This was a 105% improvement in net interest income and was possible because of an increase in interest income, up approximately $1,175,000 (57%) for the comparable six-month period ended June 30, 2010 over the same period in 2009.  Interest expense also increased but by a smaller percentage (35%) for the comparable six-month period ended June 30, 2010 over June 30, 2009 with the actual dollar amount only increasing approximately $136,000. A detailed analysis of the components of net interest expense is found under Net Interest Income on page 17.

Non-interest income for the three-month and six-month periods ended June 30, 2010 compared to June 30, 2009 increased dramatically primarily as a result of the acquisition of the fee based BOMC business in the fourth quarter of 2009.  A detailed analysis of the components of non-interest income is found under Non-Interest Income on page 25.

Non-interest expense for the three-month periods ended June 30, 2010 compared to June 30, 2009 increased by approximately $2.2 million.  Non-interest expense for the six-month periods ended June 30, 2010 compared to June 30, 2009 increased by approximately $4.3 million.  A detailed analysis is found under Non-Interest Expense on page 26.

As of June 30, 2010, total assets of the Company were approximately $119.2 million.  This represents a decrease of approximately $33.2 million or 21.8% from the amount reported as of December 31, 2009.  The significant decline in total assets can be attributed to high balances in liquid assets as of December 31, 2009, which would have been necessary for contemplated business activities during the first quarter of 2010.  When the opportunity for this business transaction did not occur, the funding associated with this influx was no longer required.  As the funding (estimated at approximately $33 million) was provisional in nature, most was repaid within weeks following December 31, 2009.

A more detailed analysis of the components of the Company’s balance sheet is found under Financial Condition on page 28.

The following table provides selected financial data that highlights the Company’s financial performance for each of the last seven full quarters.  Dollars are in thousands, except per share amounts.

	For the three months ended
	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009	12/31/2008
	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Statements of Operations:
Interest income	$1,659	$1,576	$1,338	$1,204	$1,109	$951	$909
Interest expense	243	289	251	200	179	216	248

Net interest income	1,416	1,287	1,087	1,004	930	735	661
Provision for loan losses	207	370	84	468	454	174	275

Net interest income after provision	1,209	917	1,003	536	476	561	386

Non-interest income	1,646	1,744	921	47	34	17	11
Non-interest expense	4,129	3,902	3,009	1,857	1,964	1,811	1,498

Net loss from operations excluding minority interest	$(1,274)	$(1,318)	$(1,076)	$(1,274)	$(1,454)	$(1,233)	$(1,101)

Per Share and Other Data:
Basic and diluted loss per share	$(0.32)	$(0.33)	$(0.27)	$(0.32)	$(0.36)	$(0.31)	$(0.42)
Book value per common share- period end	$6.49	$6.75	$7.05	$7.31	$7.61	$7.94	$8.21
Weighted average shares outstanding basic and diluted	3,988	3,988	3,988	3,988	3,988	3,988	2,646

Balance Sheet Data:
Investments and fed funds sold	$27,735	$43,288	$67,558	$33,770	$27,114	$17,085	$12,603
Loans, net	$84,574	$83,870	$78,914	$71,963	$71,154	$60,810	$56,467
Assets	$119,161	$134,360	$152,315	$110,270	$103,835	$97,221	$92,040
Deposits	$86,706	$101,021	$110,920	$68,753	$59,650	$51,891	$47,991
Shareholders’ equity	$25,876	$26,916	$28,111	$29,141	$31,899	$33,244	$34,288

Selected Financial Ratios
Net loss as a percentage of average assets	-3.74%	-3.90%	-3.57%	-5.15%	-6.53%	-5.71%	-5.98%
Net loss as a percentage of average equity	-18.03%	-19.16%	-14.79%	-16.14%	-17.75%	-14.75%	-21.73%
Dividend payout ratio	—	—	—	—	—	—	—
Equity to asset ratio	21.71%	20.03%	18.46%	26.43%	30.72%	34.19%	37.25%
Net interest margin	4.84%	3.99%	3.79%	4.26%	4.42%	3.60%	3.82%

Credit Quality
Allowance for loan losses	$1,693	$1,484	$1,202	$1,095	$1,090	$1,149	$975
Allowance /total loans	1.96%	1.74%	1.50%	1.50%	1.51%	1.85%	1.70%
Non-performing loans	$—	$—	$—	$—	$—	$—	$—
Net (recoveries) charge-offs	$(1)	$88	$(24)	$464	$513	$—	$—

RESULTS OF OPERATIONS

Net Interest Income

At present, the Company’s earnings depend largely upon our net interest income, which is the difference between the income we earn on interest-bearing assets, such as loans, and the interest we pay on deposits and borrowed funds.  Net interest income is related to (i) the relative amounts of interest-earning assets and liabilities and (ii) the interest rates earned and paid on these balances.  Total interest income can fluctuate based upon the mix of earning assets amongst loans, investments and federal funds sold and the related rates associated with their balances.  Some of the funding sources for these assets also have an interest cost which can fluctuate based upon the mix of interest-bearing liabilities and the related rates associated with their balances.

The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.  The interest rate spread increased from 3.37% for the three-month period ended June 30, 2009 to 4.23% for the three-month period ended June 30, 2010. Similarly, the interest rate spread increased from 2.91% for the six-month period ended June 30, 2009 to 3.80% for the comparable six-month period ended June 30, 2010.  The increases in both periods were attributable to the large decline in effective interest rates associated with interest-bearing liabilities coupled with increases in effective interest rates associated with interest-bearing assets.  See the Variance in Balances and Rates Tables below.

Net interest margin is net interest income expressed as a percentage of average total interest-earning assets, allowing for the sources and the relative size of funding to be used as factors in the calculation.   During the comparable second quarterly periods, while the interest rate spread increased by 86 basis points, the net interest margin increased by just 41 basis points, from 4.42% to 4.83%, reflecting the fact that a higher percentage of the sources of the funding were from interest-bearing liabilities.  The percentage of interest-bearing funds to interest-earning assets increased from 44.9% to 58.0% for the three-month periods ended June 30, 2009 and 2010, respectively.

Similarly, the interest rate spread for the comparable first semi-annual periods of 2010 and 2009 reflects an increase of 89 basis points; the net interest margin increased by 38 basis points, from 4.01% to 4.39%.  The noted increase in the net interest margin between the first semi-annual periods of 2009 and 2010 again reflects the fact that a higher percentage of the sources of funds originates from interest-bearing liabilities. The percentage of interest-bearing funds to interest-earning assets increased from 46.3% to 59.2% for the six-month periods ended June 30, 2009 and 2010, respectively.

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

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
	(Unaudited)				(Unaudited)
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$1,659	$1,109	$550	49.59%	$3,234	$2,060	$1,174	56.99%
Interest expense	243	179	64	35.75%	531	395	136	34.43%
Net interest income before provision for loan losses	$1,416	$930	$486	52.26%	$2,703	$1,665	$1,038	62.34%
Net interest margin	4.83%	4.42%		9.47%	4.39%	4.01%		9.46%

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	Three months ended June 30,
	2010			2009
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$8,203	$5	0.24%	$7,029	$3	0.17%
Deposits with other financial institutions	3,342	11	1.32%	6,069	31	2.05%
Investments	22,789	337	5.93%	7,808	131	6.73%
Loans(1)	83,167	1,306	6.30%	63,559	944	5.96%
Total interest-earning assets	117,501	1,659	5.66%	84,465	1,109	5.27%
Non-interest-earning assets	12,316			4,862
Total assets	$129,817			$89,327

Interest-bearing liabilities:
Demand	$2,964	1	0.10%	$1,803	0	0.10%
Savings and money market	22,686	50	0.88%	12,759	37	1.16%
Certificates of deposit	38,015	142	1.50%	18,746	92	1.97%
FHLB advances	4,504	50	4.39%	4,577	50	4.32%
Total interest-bearing liabilities	68,169	243	1.43%	37,885	179	1.90%
Non-interest-bearing demand deposits	27,297			17,869
Total funding sources	95,466		1.02%	55,754		1.29%
Non-interest-bearing liabilities	7,418			700
Shareholders’ equity	26,933			32,873
Total liabilities and shareholders’ equity	$129,817			$89,327

Excess of interest-earning assets over funding sources	$22,035			$28,711
Net interest income		$1,416			$930
Net interest rate spread			4.23%			3.37%
Net interest margin			4.83%			4.42%

(1)          The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.   Loan fees net of amortized costs included in total net income were approximately $30,000 for the three-month period ended June 30, 2010.   Loan fees net of amortized costs included in total net income were approximately $1,000 for the three-month period ended June 30, 2009.

The table below sets forth changes for the comparable three-month periods ended June 30, 2010 and June 30, 2009 for average interest-earning assets, average interest-bearing liabilities, and their respective rates:

VARIANCE IN BALANCES AND RATES

	Average Balance				Average Yield/Rate
	for the three months ended				for the three months ended
	June 30,		Variance		June 30,
(dollars in thousands)	2010	2009	dollar	percent	2010	2009	Variance
	(Unaudited)
Interest-earning assets:
Federal funds sold	$8,203	$7,029	$1,174	16.70%	0.24%	0.17%	0.07%
Deposits with other financial institutions	3,342	6,069	(2,727)	-44.93%	1.32%	2.05%	-0.73%
Investments	22,789	7,808	14,981	191.87%	5.93%	6.73%	-0.80%
Loans	83,167	63,559	19,608	30.85%	6.30%	5.96%	0.34%
Total interest-earning assets	$117,501	$84,465	$33,036	39.11%	5.66%	5.27%	0.39%

Interest-bearing liabilities:
Interest-bearing demand	$2,964	$1,803	$1,161	64.39%	0.10%	0.10%	0.00%
Savings and money market	22,686	12,759	9,927	77.80%	0.88%	1.16%	-0.28%
Certificates of deposit	38,015	18,746	19,269	102.79%	1.50%	1.97%	-0.47%
FHLB advances	4,504	4,577	(73)	-1.59%	4.39%	4.32%	0.07%
Total interest-bearing liabilities	$68,169	$37,885	$30,284	79.94%	1.43%	1.90%	-0.47%

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the comparable first-half periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	Six months ended June 30,
	2010			2009
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$17,588	$20	0.23%	$8,405	$15	0.36%
Deposits with other financial institutions	3,110	22	1.43%	7,001	73	2.10%
Investments	21,505	637	5.97%	8,037	233	5.85%
Loans(1)	81,880	2,555	6.29%	60,187	1,739	5.83%
Total interest-earning assets	124,083	3,234	5.26%	83,630	2,060	4.97%
Non-interest-earning assets	9,366			4,827
Total assets	$133,449			$88,457

Interest-bearing liabilities:
Demand	$2,768	1	0.10%	$1,778	1	0.10%
Savings and money market	23,749	115	0.98%	11,432	70	1.23%
Certificates of deposit	42,306	316	1.51%	20,891	225	2.17%
FHLB advances	4,626	99	4.26%	4,605	99	4.28%
Total interest-bearing liabilities	73,449	531	1.46%	38,706	395	2.06%
Non-interest-bearing demand deposits	28,269			15,809
Total funding sources	101,718		1.05%	54,515		1.46%
Non-interest-bearing liabilities	4,301			550
Shareholders’ equity	27,430			33,392
Total liabilities and shareholders’ equity	$133,449			$88,457

Excess of interest-earning assets over funding sources	$22,365			$29,115
Net interest income		$2,703			$1,665
Net interest rate spread			3.80%			2.91%
Net interest margin			4.39%			4.01%

(1)          The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.   Loan fees net of amortized costs were approximately $52,000 for the six-month period ended June 30, 2010.   Loan costs net of amortized fees included in total net income were approximately $9,000 for the six-month period ended June 30, 2009.

The table below sets forth changes for the comparable six-month periods ended June 30, 2010 and June 30, 2009 for average earning assets, average interest-bearing liabilities, and their respective rates:

VARIANCE IN BALANCES AND RATES

	Average Balance				Average Yield/Rate
	for the six months ended				for the six months ended
	June 30,		Variance		June 30,
(dollars in thousands)	2010	2009	dollar	percent	2010	2009	Variance
	(Unaudited)
Interest-earning assets:
Federal funds sold	$17,588	$8,405	$9,183	109.26%	0.23%	0.36%	-0.13%
Deposits with other financial institutions	3,110	7,001	(3,891)	-55.58%	1.43%	2.10%	-0.67%
Investments	21,505	8,037	13,468	167.57%	5.97%	5.85%	0.12%
Loans	81,880	60,187	21,693	36.04%	6.29%	5.83%	0.46%
Total interest-earning assets	$124,083	$83,630	$40,453	48.37%	5.26%	4.97%	0.29%

Interest-bearing liabilities:
Interest-bearing demand	$2,768	$1,778	$990	55.68%	0.10%	0.10%	0.00%
Savings and money market	23,749	11,432	12,317	107.74%	0.98%	1.23%	-0.25%
Certificates of deposit	42,306	20,891	21,415	102.51%	1.51%	2.17%	-0.66%
FHLB advances	4,626	4,605	21	0.46%	4.26%	4.28%	-0.02%
Total interest-bearing liabilities	$73,449	$38,706	$34,743	89.76%	1.46%	2.06%	-0.60%

A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the comparable periods indicated:

	For the three months ended			For the six months ended
	June 30, 2010 over 2009			June 30, 2010 over 2009
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
	(Unaudited)			(Unaudited)
Interest income:
Federal funds sold	$1	$1	$2	$16	$(11)	$5
Deposits with other financial institutions	(14)	(6)	(20)	(41)	(10)	(51)
Investments	251	(45)	206	390	14	404
Loans	291	71	362	627	189	816
Net increase (decrease)	529	21	550	992	182	1,174

Interest expense:
Interest-bearing demand	—	—	—	—	—	—
Savings and money market	29	(16)	13	75	(30)	45
Certificates of deposit	95	(45)	50	231	(140)	91
FHLB advances	(1)	1	—	—	—	—
Net increase (decrease)	123	(60)	63	306	(170)	136
Total net increase (decrease)	$406	$81	$486	$686	$352	$1,038

A review of the above tables shows that the overall increase in net interest income of approximately $486,000 between the two comparative quarters ended at June 30, 2010 and June 30, 2009 is the result of several factors.

Among the most significant factors in the increase in net interest income is the overall growth in average quarterly earning assets, up approximately $33.0 million or 39.1% between June 30, 2009 and June 30, 2010.  This increase was primarily a result of loan growth (approximately $19.6 million) accounting for 59.4% of the total increase.  The percentage of average loan dollars outstanding, as a percentage of interest-earning assets, declined from 75.3% as of June 30, 2009 to 70.8% as of June 30, 2010.  The higher outstanding volume of loans between the second-quarter periods would have resulted in an increase of approximately $291,000 in interest income, but the actual amount of interest income earned was also augmented by approximately $71,000 due to the improvement in the overall effective yield on the loan portfolio.  The overall yield on outstanding loans increased from 5.96% for the three-month period ended June 30, 2009 to 6.30% for the three-month period ended June 30, 2010.

A review of the above tables shows that the overall increase in net interest income of approximately $1,038,000 between the two comparative semi-annual periods ended at June 30, 2010 and June 30, 2009.

The Bank continues to have six significant deposit relationships, some of which are with related parties, which total, as of June 30, 2010, approximately $18.3 million or 20.4% of the Bank’s deposits.  Included in these deposits are funds subject to unscheduled withdrawals, mandating the Bank to hold funds in cash or cash equivalents at a higher level to provide necessary liquidity. The amount of Fed funds sold as a percentage of all interest-earning assets has decreased from 8.3% to 7.0% for the comparable three-month periods ended in June 30, 2009 and June 30, 2010, with the average balance in Fed funds sold increasing by approximately $1.2 million. The levels, as noted above, were sufficient to provide adequate liquidity for the Company.

The Bank, in order to improve the overall yield on interest-earning assets, has placed additional funds into its available-for-sale investment category.  The higher average outstanding volume of funds invested of approximately $15.0 million between the second quarterly periods would have resulted in an increase of approximately $251,000 in interest income. This positive effect was reduced by the a decline in the effective yields within the investment category based upon acceptable duration and risks, offsetting approximately $45,000 of the amount of interest on investments, bringing the overall total to $206,000.  The effective yield on investments decreased by 80 basis points from 6.73% for the three-month period ended June 30, 2009 to 5.93% for the comparable period ended June 30, 2010.

The change in the mix of interest-yielding assets coupled with the overall growth resulted in the increase of interest income of approximately $550,000, with approximately $529,000 due to volume increases, which more than fully offset the result of the general market interest rate decline in many of the interest-earning assets categories. While general interest rates have remained at historical lows since prior to the second quarter of 2009, the average effective yield on the Company’s earning assets have shown a improvement by approximately 40 basis points as a result primarily of changes in loan pricing.

Interest expense increased by only $63,000, with increases in balances outstanding on interest-bearing liabilities being partially offset by the savings available on the repricing associated with the overall declining market rates.

The increase in interest expense due to the change in outstanding average interest-bearing liabilities was $123,000 with average outstanding interest-bearing balances up approximately 79.9% from the balances at June 30, 2009 of approximately $37.9 million to $68.2 million at June 30, 2010.

The increase in interest expense due to the change in overall effective interest rates resulted in a savings of approximately $60,000 with the average rates declining by 47 basis points from 1.90% for the three-month period ended June 30, 2009 to approximately 1.43% for the three-month period ended June 30, 2010.

The rate/volume table reflects that two of the interest-bearing categories, Interest-bearing Demand and Federal Home Loan Bank Advances, had no effect on the increase in the interest expense between the comparable periods.

For the comparable three-month periods ended June 30, 2010 and June 30, 2009, the average balance in Certificate of Deposits increased by approximately $19.3 million. The higher outstanding volume in certificates of deposits would have resulted in an increase of expense of approximately $95,000.  However the significant decline in the effective yield on this category by 48 basis points from an effective yield of 1.97% for the three-month period ended June 30, 2009 to 1.50% for the three-month period ended June 30, 2010, offset much of the additional expense by reducing the potential interest cost by approximately $45,000.

A similar result occurred in the Savings and Money Market category. For the comparable three-month periods ended June 30, 2010 and June 30, 2009, the average balance in Savings and Money Market deposits increased by approximately $9.9 million. The higher outstanding volume in this category would have resulted in an increase of expense of approximately $29,000.  However the decline in the effective yield on this category by 28 basis points from 1.16% for the three-month period ended June 30, 2009 to 0.88% for the three-month period ended June 30, 2010, offset about one-half of the additional expense and reduced the potential interest cost by approximately $13,000.

Further analysis is provided for the comparable semi-annual periods ending June 30, 2009 and June 30, 2010.

Among the most significant factors in the increase in net interest income is the overall growth in the year-to-date average interest-earning assets between 2009 and 2010, up approximately $40.5 million or 48.4% between June 30, 2009 and June 30, 2010.  This increase was also centered in loan growth ($21.7 million) reflecting 53.6% of the total increase.  The percentage of average loan dollars outstanding, as a percentage of interest-earning assets, declined from approximately 72.0% as of June 30, 2009 to approximately 66.0% as of June 30, 2010.  The higher outstanding volume of loans between the semi-annual periods would have resulted in an increase of approximately $627,000 in interest income, but the actual amount of interest income earned was further augmented by approximately $189,000 due to the improvement in the overall effective yield on the loan portfolio.  The overall yield on outstanding loans increased from 5.83% for the six-month period ended June 30, 2009 to 6.29% for the six-month period ended June 30, 2010.

In addition, the Bank, in order to improve the overall yield on interest-earning assets, has placed additional funds into its available-for-sale investment category.  The higher average outstanding volume of funds invested of approximately $13.5 million between the two semi-annual periods would have resulted in an increase of approximately $390,000 in interest income. This positive effect was augmented slightly by a small increase in the effective yields within the investment category of approximately $14,000 bringing the overall total to $404,000.  The effective yield on investments increased by 12 basis points from 5.85% for the six-month period ended June 30, 2009 to 5.97% for the comparable six-month period ended June 30, 2010.

The change in the mix of interest-yielding assets coupled with the overall growth resulted in the increase of interest income of approximately $1,174,000, with approximately $992,000 due to volume increases, which more than fully offset the result of the general market interest rate decline in many of the interest-earning assets categories. While general interest rates have remained at historical lows since prior to the second quarter of 2009, the average effective yield on the Company’s earning assets have shown an improvement by approximately 29 basis points as a result primarily of changes in loan pricing.

Interest expense increased by only $136,000, with increases in balances outstanding on interest-bearing liabilities being partially offset by the savings available on the repricing associated with the overall declining market rates.

The increase in interest expense due to the change in outstanding average interest-bearing liabilities was $306,000 with average outstanding interest-bearing balances up approximately 89.7% from the balances at June 30, 2009 of approximately $38.7 million to $73.4 million at June 30, 2010.

The increase in interest expense due to the change in overall effective interest rates resulted in a savings of approximately $171,000 with the average rates declining by 59 basis points from 2.06% for the six-month period ended June 30, 2009 to approximately 1.46% for the six-month period ended June 30, 2010.

The rate/volume table reflects that two of the interest-bearing categories, Interest-bearing Demand and Federal Home Loan Bank Advances, had no effect on the increase in the interest expense between the comparable periods.

For the comparable six-month periods ended June 30, 2010 and June 30, 2009, the average balance in Certificate of Deposits increased by approximately $21.4 million. The higher outstanding volume in certificates of deposits would have resulted in an increase of expense of approximately $231,000.  However the significant decline in the effective yield on this category by 67 basis points from an effective yield of 2.17% for the six-month period ended June 30, 2009 to 1.51% for the six-month period ended June 30, 2010, offset much of the additional expense by reducing the potential interest cost by approximately $91,000.

A similar result occurred in the Savings and Money Market category. For the comparable six-month periods ended June 30, 2010 and June 30, 2009, the average balance in Savings and Money Market deposits increased by approximately $12.3 million. The higher outstanding volume in this category would have resulted in an increase of expense of approximately $75,000.  However the decline in the effective yield on this category by 25 basis points from 1.23% for the six-month period ended June 30, 2009 to 0.98% for the six-month period ended June 30, 2010, offset about 41% of the additional expense and reduced the potential interest cost by approximately $31,000.

Provision for Loan Losses

The Company made provisions for loan losses of $208,000 for the three-month period ended June 30, 2010, compared to $454,000 for the three-month period ended June 30, 2009.  For the comparable six-month periods ended June 30, 2010 and June 30, 2009, the Company made provisions of $578,000 and $628,000 respectively.  These provisions were determined based upon the periodic credit review of the loan portfolio, consideration of past loan loss experience, current and predicted economic conditions, and other pertinent factors.  As a part of that ongoing monthly analysis, the Bank recognized recent changes in the ultimate collectability of some of its loans, even among those that were still performing as agreed.  Among those loans, the Bank charged off certain loans totaling approximately $101,000 as of June 30, 2010 all within the first quarter of 2010. For further analysis of the adequacy of the loan loss reserve, see Asset Quality and Allowance for Loan Losses.

Non-Interest Income

The following tables set forth changes in the two comparable three-month periods and the two comparable six-month periods ended June 30, 2010 and June 30, 2009:

	For the three months ended
(unaudited)	June 30,		Variance
(dollars in thousands)	2010	2009	Dollars	Percent
Service charges on deposit accounts	$31	$17	$14	82.35%
Other commission and bank fees	16	17	(1)	-5.88%
Riskless trading income	1,402	—	1,402	0.00%
Whole loan sales	66	—	66	0.00%
Advisory income	130	—	130	0.00%
Total non-interest income	$1,645	$34	$1,611	4738.24%

	For the six months ended
(unaudited)	June 30,		Variance
(dollars in thousands)	2010	2009	Dollars	Percent
Service charges on deposit accounts	$61	$27	$34	125.93%
Other commission and bank fees	57	24	33	137.50%
Riskless trading income	2,389	—	2,389	0.00%
Whole loan sales	324	—	324	0.00%
Advisory income	560	—	560	0.00%
Total non-interest income	$3,391	$51	$3,340	6549.02%

Non-interest income for the three-month and six-month periods ended June 30, 2010 consists of fees for two sources, the Bank and BOMC.  Bank-related fee income increased by 44% from approximately $34,000 for the three-month period ended June 30, 2009 to approximately $49,000 for the three-month period ended June 30, 2010.   For the six-month periods ended June 30, 2010, the reported amount of approximately $118,000 represents a 131% increase over the approximately $51,000 reported for the six-month period ended June 30, 2009.

Non-bank related income totaled approximately $1.6 million and was generated by BOMC for the second quarter of 2010.  Approximately $3.3 million was generated for the six-month period ended June 30, 2010.  There are no comparable numbers for the prior periods, as BOMC was not affiliated with the Company until October 1, 2009.

The revenue from BOMC came from three primary sources.  The largest of the sources is from riskless-principal institutional trading in mortgage-backed and related securities.  BOMC also generated income from facilitating trades in whole loans between institutional clients. A third source of revenue came from consulting and advisory services regarding evaluation and packaging of other institutions’ loan and bond portfolios.

Non-Interest Expense

The following tables set forth changes for the two comparable three-month and six-month periods ending June 30, 2010 and June 30, 2009, allowing comparisons between these operating periods:

	For the three months ended
	June 30,
	2010	2009
	(dollars in thousands)		Variance
	(Unaudited)		Dollars	Percent
Compensation and benefits	$2,831	$1,112	$1,719	154.6%
Occupancy and equipment	266	167	99	59.3%
Technology and communication	345	137	208	151.8%
Professional Fees	300	304	(4)	-1.3%
Administrative Expenses	190	116	74	63.8%
Other non-interest expenses	197	127	70	55.1%
Total non-interest expenses	$4,129	$1,963	$2,166	110.3%

The differences in expense between the second quarters of 2010 and 2009 can be primarily attributed to the following:

•                  Compensation and benefits increases associated with approximately seventeen (17) employees for BOMC not present in the second quarter of 2009, which totaled approximately $1,412,000 and an average of five (5) employees in the Bancorp also not present in the second quarter of 2009, which totaled approximately $514,000.

•                  Costs associated with increase in the occupancy, furniture and equipment costs for both BOMC and Bancorp not present in the second quarter of 2009.  Of the overall net increase of approximately $98,000, 65% is connected with BOMC and 41% originated in Bancorp, with some cost savings associated with the Bank.

•                  Technology and communication costs associated with the operating requirements of BOMC accounted for 91% of the noted increase in technology and communication expenses.

•                  Included with the increased expense noted in the other category are increased FDIC insurance assessments, the payment of fees to Company directors and other costs associated with the activation of activities at the holding company level and entrance into business by BOMC.

	For the six months ended
	June 30,
	2010	2009
	(dollars in thousands)		Variance
	(Unaudited)		Dollars	Percent
Compensation and benefits	$5,406	$2,127	$3,279	154.2%
Occupancy and equipment	539	339	200	59.0%
Technology and communication	618	274	344	125.1%
Professional fees	781	644	137	21.3%
Administrative expenses	352	160	192	120.0%
Other non-interest expenses	334	230	104	45.4%
Total non-interest expenses	$8,030	$3,774	$4,256	112.8%

The differences in expense between the six-month periods ended June 30, 2010 and June 30, 2009 can be primarily attributed to the following:

•                  Compensation and benefits increases associated with approximately seventeen (17) employees for BOMC not present in the first half of 2009, which totaled approximately $2,414,000 and an average of four (4) employees in the Bancorp also not present in the first half of 2009, which totaled approximately $1,152,000.

•                  Costs associated with increase in the occupancy, furniture and equipment costs for both BOMC and Bancorp not present in the first half of 2009.  Of the increase of approximately $200,000, 69% is connected with BOMC and 17% originated from Bancorp activities.

•                  Costs associated with consulting and accounting services included in professional fees required by BOMC accounted for approximately $150,000.

•                  Data processing costs associated with the operating requirements of BOMC accounted for 100% of the noted increase in technology and communication expenses.

•                  Included with the increased expense noted in the other category are increased FDIC insurance assessments, the payment of fees to Company directors and other costs associated with the activation of activities at the holding company level and entrance into business by BOMC.

FINANCIAL CONDITION

The Company’s decrease in total assets level to $119.2 million as of June 30, 2010 represents a 21.8% decline, or approximately $33.2 million, from the total assets level of $152.3 million as of December 31, 2009.  The decline is centered in overnight Federal funds sold, which were temporarily augmented by both brokered and non-brokered non-locally generated deposits and secured overnight FHLB advances.   Asset balances as of December 31, 2009 had been augmented to facilitate potential business opportunities and increase certain borrowing capacity levels presently tied to quarter-end asset totals.

Investments

Total investments increased by approximately $6.9 million from $13.9 million as of December 31, 2009 to $20.7 million as of June 30, 2010.  The following schedule provides an overview of the types of investments on the Company’s books at the date noted and at their carrying value in thousands of dollars:

	June 30, 2010 (unaudited)		December 31, 2009 (audited)
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Municipal obligations	$496	2.4%	$494	3.6%
Non-mortgage-backed US Government Agency obligations	2,664	12.9%	2,626	18.9%
Mortgage-backed securities	5,763	27.8%	7,328	52.9%
Asset-backed securities	11,805	56.9%	3,407	24.6%
Total investments	$20,728	100.0%	$13,855	100.0%

The expected weighted life of the Company’s investment portfolio is approximately four and a half years.

Additional information regarding the composition, maturities, and yields of the security portfolio as of June 30, 2010 is found in Note 4 of the Company’s financial statements included within this document.

Loans

Total gross loans as of June 30, 2010 were $86.4 million, an increase of approximately $6.1 million from $80.3 million at December 31, 2009. Outstanding loan balances increased in all categories, with the most monetary growth occurring in non-construction real estate loans, where the total grew by approximately $4.3 million or 10.7%.

The table below sets forth the changes from December 31, 2009 to June 30, 2010 in the composition of the loan portfolio:

	June 30, 2010 (unaudited)		December 31, 2009 (audited)
	Amount	Percentage of	Amount	Percentage of
(unaudited)	Outstanding	Total	Outstanding	Total
	(Dollars in Thousands)		(Dollars in Thousands)
Commercial loans	$27,562	31.9%	$26,520	33.0%
Real estate loans	44,889	52.0%	40,566	50.5%
Real estate - construction	6,180	7.1%	5,656	7.1%
Other loans	7,750	9.0%	7,516	9.4%
Total Loans	86,381	100.0%	80,258	100.0%

Add: Purchase Premium	25		30
Add: Unamortized Costs	84		81
Less: Deferred Fees	(222)		(253)
Less - Allowance for loan losses	(1,693)		(1,202)
Net loans	$84,575		$78,914

Of the Bank’s total loans outstanding as of June 30, 2010, 27.6% were due in one year or less, 33.8% were due in one to five years, and 38.5% were due after five years.  As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank.  Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of June 30, 2010

		Maturing
	Within One	One to Five	After Five
(unaudited)	Year	Years	Years	Total
	(Dollars in thousands)

Commercial	$16,382	$9,180	$2,000	$27,562
Real Estate	594	17,817	26,478	44,889
Real Estate-Construction	5,121	1,059	—	6,180
Other Loans	1,787	1,153	4,810	7,750
Total	$23,884	$29,209	$33,288	$86,381

Loans with pre-determined interest rates	$406	$13,949	$4,540	$18,895
Loans with floating or adjustable rates	23,478	15,260	28,748	67,486
Total	$23,884	$29,209	$33,288	$86,381

Of the gross loan dollars outstanding as of June 30, 2010, approximately 78.1% had adjustable rates.  61.5% of the loan dollars of these adjustable rate loans have interest rates tied to the prime rate and are subject to changes in the rate index immediately when the prime rate is changed.

The balance of the adjustable rate loans are tied to other indices subject to periodic adjustment prior to the contract maturity.

Commercial Loans

The Bank offers a variety of commercial loans, including secured and unsecured term and revolving lines of credit, equipment loans and accounts receivable loans.  As of June 30, 2010, approximately 87.4% of the commercial loans had adjustable rates.  The Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and the ability to service the debt, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable.  Should the borrower default and the Bank forecloses on the assets, we may not be able to recover the full amount of the loan.

Real Estate/ Construction Loans

The Bank’s real estate loans are secured primarily by commercial property, including a significant percentage in multi-family complexes.   Approximately 70.5% of the real estate loans are adjustable during the term of the loan.  Approximately 51.9% of the real estate loans have a remaining maturity between five and ten years.  As of June 30, 2010, the weighted average ratio of the original loan extension to the underlying value of the property was approximately 53%.  No individual loan to value ratio exceeded 78%.

Other Loans

The Bank offers other types of loans, including home equity lines of credit.  Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 79% of the appraised value of the borrower’s property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into and may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers.  Since inception through June 30, 2010, these had been limited to undisbursed commitments to extend credit to both businesses and individuals.  Beginning with the second quarter of 2008, the Bank issued several letters of credit for the first time.  The outstanding balance was approximately $120,000 as of June 30, 2010. All commitments noted above were associated with loans and were therefore subject to the same credit underwriting policies and practices as those used for the loans reflected in the financial statements.  When deemed advisable, the Bank obtains collateral to support such commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract.  Commitments generally have fixed expiration dates or other termination clauses, which may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. There was approximately $23.2 million in undisbursed loan commitments as of June 30, 2010, a decrease of approximately $2.7 million or 10.3% from the December 31, 2009 amount of approximately $25.8 million.

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

The Bank had no non-performing assets as of June 30, 2010 and December 31, 2009.

Deposits and Borrowed Funds

Deposits are the Bank’s primary source of funds.  The following table sets forth the amount of deposits outstanding by category at June 30, 2010 and December 31, 2009, and the net changes between the two periods.

	June 30,	December 31,	Variance
(dollars in thousands)	2010	2009	Dollars	Percent
	(unaudited)	(audited)
Deposit Classifications:
Noninterest-bearing deposits	$29,697	$29,647	$50	0.17%
Interest-bearing demand	3,343	4,026	(683)	-16.96%
Savings and money market	19,745	17,900	1,845	10.31%
Certificate of deposit $100,000 and over	29,157	54,352	(25,195)	-46.36%
Certificate of deposit less than $100,000	4,764	4,995	(231)	-4.62%
Total deposits	$86,706	$110,920	$(24,214)	-21.83%

As of June 30, 2010, 34.3% of the Company’s deposits were non-interest-bearing demand deposits, an increase from December 31, 2009 at 26.7%.  At June 30, 2010, the Bank held no funds in ‘reciprocal brokered funds’ or one-way buy under the CDARS program. Most funds have been placed with the Bank by local depositors at competitive rates within the Bank’s marketing area.  While the goal of the Bank is to fund credit commitments using local funding sources, it is anticipated that some of the future funding sources may include additional funds both brokered and non-brokered.

The outflow of deposits in the Certificate of Deposits of $100,000 and over from the non-renewal of non-local non-brokered deposits resulted in a decline in the category by approximately $15.2 million from approximately $21.1 million as of December 31, 2009 to approximately $9.2 million as of June 30, 2010 coupled with the return of $16.5 million of ‘one-way-buy’ funds from the CDARS program.

The growth in Savings and Money-Markets deposits stems primarily from significant deposits from a few customers whose balances fluctuate with business needs.

The Analysis of Net Interest Income, found within this document, summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Bank’s two comparative quarters ended June 30, 2010 and 2009 and for the two comparative semi-annual periods ended June 30, 2010 and 2009.

The following table shows the maturity of all of the Bank’s time deposits as of June 30, 2010:

Maturities	Amounts
(unaudited)	(in thousands)
Three months or less	$18,769
Over three and through twelve months	12,222
Over twelve months	2,930
Total	$33,921

The Bank has established borrowing lines with the Federal Home Loan Bank (“FHLB”).  At December 31, 2009, the Bank had borrowed $12.0 million from the FHLB collateralized by both loans and securities.  The average rate that was paid on FHLB borrowings was 4.36% for the quarter ended December 31, 2009.   At June 30, 2010, the Bank had borrowed $4.5 million from the FHLB collateralized by securities.  The average rate that was paid on FHLB borrowings was 4.39% for the quarter ended June 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of June 30, 2010, the Company and the Bank exceeded all applicable capital adequacy requirements.

Under the Federal Reserve Board’s guidelines, Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more.  However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis required to be considered “well capitalized” under generally applicable regulatory guidelines as of June 30, 2010.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of June 30, 2010:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$27,109	27.4%	$7,928	8%	$9,910	10%
Tier 1 Capital (risk-weighted assets)	$25,864	26.1%	$3,964	4%	$5,946	6%
Tier 1 Capital (average assets)	$25,864	19.9%	$5,193	4%	$6,491	5%

Bank
Total Capital (risk-weighted assets)	$22,834	23.6%	$7,752	8%	$9,690	10%
Tier 1 Capital (risk-weighted assets)	$21,616	22.3%	$3,876	4%	$5,814	6%
Tier 1 Capital (average assets)	$21,616	17.7%	$4,884	4%	$6,105	5%

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

We also have had liquidity as a net seller of overnight federal funds at a level that would cushion in part any unexpected increase in demand for loans or decrease in funds deposited.  During the three-month period ended June 30, 2010, we had an average balance of $8.2 million in overnight federal funds sold representing approximately 6% of our average assets.   This ratio is above the minimum guideline of 3% established in the Bank’s liquidity policy.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities.  As of December 31, 2009, liquid assets (including cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral), as a percentage of the Company’s deposits, were 57%.  As of June 30, 2010, liquid assets as a percentage of the Company’s deposits, although declining, remained acceptable at 28% due primarily to the reduction in the Federal funds sold, associated with the reduction of the CDARS deposits, FLHB advances, and non-local deposits.

While liquidity has not been a major concern in either 2010 or 2009, management has established and is seeking to establish secondary sources of liquidity.  The Bank maintains a line of credit totaling $3 million with a correspondent bank for the purchase of overnight federal funds.  The line is subject to availability of funds and has restrictions as to the number of days used during defined periods of time.  Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits acquired with deposit brokers, but also deposits bearing effective yield more than 75 basis points above the prevailing market rates), typically attracting large certificates of deposits at high interest rates.  The Bank had a no “brokered deposits” as of June 30, 2010 but held $16.5 million as of December 31, 2009, all of which was returned by the end of January 2010. The Bank has established a credit line with the Federal Home Loan Bank of San Francisco and has outstanding as of June 30, 2010 a five-year fixed rate advance of $4.5 million at 4.38%, which was established to stabilize the funding source of certain longer-term assets.

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

The results of the model’s simulations on the potential loss of net interest income as of June 30, 2010 reflect the following:

Earnings at Risk
(unaudited)
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Net Interest
(in basis points)	Guideline	Income
-300	-15%	-1.9%
-200	-10%	-1.1%
-100	-5%	-0.4%
+100	-5%	5.5%
+200	-10%	8.8%
+300	-15%	11.8%

The method employed in rate shocking the earnings at risk was “ramping” (i.e., changing the indicated rate movement gradually over a 12 month horizon).  Based upon the model simulation as of June 30, 2010, the Bank’s interest rate risk exposure as measured by rate movement on net interest income is within policy guidelines.

The results of the model’s simulations on the potential loss of the Company’s equity as of June 30, 2010 reflect the following:

Market Value of Equity
(unaudited)
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Market
(in basis points)	Guideline	Value of Equity
-300	-30%	11.6%
-200	-20%	3.6%
-100	-10%	1.2%
+100	-10%	-1.3%
+200	-20%	-3.5%
+300	-30%	-3.1%

The method employed in rate shocking the market value of equity is referred to as “regulatory shock”, i.e., changing the indicated rates instantaneously.

Based upon the model simulation as of June 30, 2010, the Bank interest rate exposure as measured by rate movement on the market value of the Bank’s equity is within policy guidelines.

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

During the quarter ended June 30, 2010, there were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

Not Applicable.

Item 4 — (Removed and Reserved)

Item 5 — Other Information

Item 6 — Exhibits

Exhibit Number	Index to Exhibits
10.1	Form of Stock Option Agreement pursuant to the Manhattan Bancorp 2010 Equity Incentive Plan (1)
10.2	Form of Restricted Stock Agreement pursuant to the Manhattan Bancorp 2010 Equity Incentive Plan (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          The information required by this exhibit is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 2, 2010.

(2)          The information required by this exhibit is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on June 2, 2010.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP

Date:	August 13, 2010	/s/ Deepak Kumar
Deepak Kumar
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2010	/s/ Dean Fletcher
Dean Fletcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)