Form 10-Q
period 2010-09-30
Manhattan Bancorp
filed 2010-11-12
CIK 1387632

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were 3,987,631 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION

Item 1 — Financial Information

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$1,703,097	$1,213,837
Federal funds sold	24,482,701	50,241,455
Total cash and cash equivalents	26,185,798	51,455,292
Time deposits-other financial institutions	3,212,000	3,462,000
Securities-available for sale	18,023,656	13,360,750
Securities-held to maturity	496,611	493,942

Loans	83,340,679	80,116,019
Allowance for loan losses	(1,863,200)	(1,202,494)
Net loans	81,477,479	78,913,525

Property and equipment, net	1,149,794	1,281,940
Stock in other financial institutions	1,610,050	1,699,650
Accrued interest receivable and other assets	2,452,163	1,647,744

Total assets	$134,607,551	$152,314,843

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand	$29,784,998	$29,647,199
Interest-bearing:
Demand	2,816,128	4,026,157
Savings and money market	31,371,819	17,899,434
Certificates of deposit equal to or greater than $100,000	34,772,320	54,351,901
Certificates of deposit less than $100,000	3,412,780	4,995,301
Total deposits	102,158,045	110,919,992
FHLB advances	4,500,000	12,000,000
Accrued interest payable and other liabilities	2,305,779	992,648
Total liabilities	108,963,824	123,912,640

Commitments and contingencies	—	—

Stockholders’ equity
Manhattan Bancorp stockholders’ equity:
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, none in 2010 and 2009	—	—
Common stock-no par value;
10,000,000 shares authorized at December 31, 2009 30,000,000 shares authorized at September 30, 2010 issued and outstanding, 3,987,631 in 2010 and 2009	38,977,282	38,977,282
Additional paid in capital	2,004,796	1,566,396
Unrealized gain on available-for-sale securities	491,670	305,152
Accumulated deficit	(16,141,678)	(12,737,537)

Total Manhattan Bancorp stockholders’ equity	25,332,070	28,111,293
Non-controlling interest	311,657	290,910
	25,643,727	28,402,203

Total liabilities and stockholders’ equity	$134,607,551	$152,314,843

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

 Consolidated Statements of Operations

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$1,346,256	$1,084,097	$3,901,772	$2,822,969
Interest on investment securities	271,896	93,163	908,548	325,936
Interest on federal funds sold	9,247	7,410	29,614	22,112
Interest on time deposits-other financial institutions	16,809	19,070	39,062	92,281

Total interest income	1,644,208	1,203,740	4,878,996	3,263,298

Interest expense
NOW, money market and savings	57,597	42,810	173,937	113,676
Time deposits	134,342	106,423	450,180	331,268
FHLB advances	50,371	50,389	149,503	149,555

Total interest expense	242,310	199,622	773,620	594,499

Net interest income	1,401,898	1,004,118	4,105,376	2,668,799

Provision for loan losses	149,724	468,650	727,230	1,096,281

Net interest income after provision for loan losses	1,252,174	535,468	3,378,146	1,572,518

Non-interest income
Bank-related fees	68,907	47,321	186,354	98,301
Non-bank related fees	2,411,533	—	5,684,633	—
Total Non-interest income	2,480,440	47,321	5,870,987	98,301

Non-interest expense
Compensation and benefits	3,301,571	1,118,738	8,707,739	3,245,781
Occupancy and equipment	279,486	175,774	818,210	515,241
Technology and communication	397,738	154,759	1,016,126	428,458
Professional fees	254,918	220,846	1,039,905	864,794
Administrative expenses	140,585	52,498	492,457	212,396
Other non-interest expenses	221,817	133,992	551,918	363,818

Total non-interest expenses	4,596,115	1,856,607	12,626,355	5,630,488

Loss before income taxes	(863,501)	(1,273,818)	(3,377,222)	(3,959,669)

Provision for income taxes	2,972	—	6,172	1,600

Net loss	$(866,473)	$(1,273,818)	$(3,383,394)	$(3,961,269)
Less: Net (loss) gain attributable to the noncontrolling interest	9,332	—	20,747	—
Net loss attributable to Manhattan Bancorp	$(875,805)	$(1,273,818)	$(3,404,141)	$(3,961,269)

Weighted average number of shares outstanding (basic and diluted)	3,987,631	3,987,631	3,987,631	3,987,631

Basic and diluted loss per share	$(0.22)	$(0.32)	$(0.85)	$(0.99)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

September 30, 2010 and 2009

								Accumulated
				Common	Additional			Other
	Preferred	Common Stock		Stock	Paid-in	Comprehensive	Accumulated	Comprehensive	Non-controlling
	Stock	Shares	Amount	Warrants	Capital	Income (Loss)	Deficit	Income (Loss)	Interest	Total
Balance at December 31, 2008	$1,558,517	3,987,631	$38,977,282	$120,417	$957,825	$—	$(7,634,001)	$307,488	$—	$34,287,528
Accretion of preferred stock discount	18,063			(18,063)						—
Repurchase of preferred stock	(1,576,580)			(102,354)	$(21,066)					(1,700,000)
Dividend on preferred stock							(66,347)			(66,347)
Share-based compensation expense					587,113					587,113
Unrealized (loss) on investment securities						(5,667)		(5,667)		(5,667)
Net loss						(3,961,269)	$(3,961,269)			(3,961,269)
Total comprehensive loss						$(3,966,936)
Balance at September 30, 2009	$—	3,987,631	$38,977,282	$—	$1,523,872		$(11,661,617)	$301,821	$—	$29,141,358

Balance at December 31, 2009	$—	3,987,631	$38,977,282	$—	$1,566,396	$—	$(12,737,537)	$305,152	$290,910	$28,402,203
Share-based compensation expense					438,400					438,400
Unrealized gain on investment securities						186,518		186,518		186,518
Net (loss) gain						(3,404,141)	(3,404,141)		20,747	(3,383,394)
Total comprehensive loss						$(3,217,623)
Balance at Septebmer 30, 2010	$—	3,987,631	$38,977,282	$—	$2,004,796		$(16,141,678)	$491,670	$311,657	$25,643,727

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months
	ended September 30
	2010	2009
Cash flows from operating activities
Net loss	$(3,383,394)	$(3,961,269)
Net amortization of discounts and premiums on securities	(322,042)	(19,705)
Depreciation and amortization	298,888	230,610
Provision for loan losses	727,230	1,096,281
Share-based compensation	438,400	587,113
(Increase) in accrued interest receivable and other assets	(804,419)	(105,603)
Increase in accrued interest payable and other liabilities	1,313,131	614,251

Net cash used in operating activities	(1,732,206)	(1,558,322)

Cash flows from investing activities
Net (increase) in loans	(3,325,375)	(16,606,169)
Allowance for loan and lease loss recoveries	34,191	14,014
(Increase) decrease in time deposits - other financial institutions	250,000	1,182,000
Proceeds from repayment and maturities from investment securities	9,657,783	1,201,090
Purchase of investments	(13,814,798)	—
(Purchase) Redemption of stock in other financial institutions	89,600	(231,450)
Purchase of premises and equipment	(166,742)	(27,957)

Net cash used in investing activities	(7,275,341)	(14,468,472)

Cash flows from financing activities
Net increase (decrease) in:
Demand deposits	137,799	5,528,286
Interest-bearing demand deposits	(1,210,029)	819,865
Savings and money market deposits	13,472,385	8,616,582
Certificates of deposit equal to or greater than $100,000	(19,579,581)	5,710,978
Certificates of deposit less than $100,000	(1,582,521)	86,381
Increase (decrease) from borrowings	(7,500,000)	2,000,000
Repurchase of preferred stock	—	(1,700,000)
Cash dividend paid on preferred stock	—	(66,347)

Net cash (used in)/provided by financing activities	(16,261,947)	20,995,745

Net decrease in cash and cash equivalents	(25,269,494)	4,968,951

Cash and cash equivalents at beginning of period	51,455,292	19,710,235

Cash and cash equivalents at end of period	$26,185,798	$24,679,186

Supplementary information

Interest paid	$735,794	$548,409

Income taxes paid	$3,200	$1,600

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

Note 1.      CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Manhattan Bancorp (the “Bancorp”) and its wholly-owned subsidiaries, Bank of Manhattan, N.A. (the “Bank”) and MBFS Holdings, Inc. (“MBFS”), together referred to as the “Company”, have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  On October 1, 2009, the Bancorp, through its wholly-owned subsidiary MBFS, acquired a 70% interest in Banc of Manhattan Capital, LLC, (“BOMC”).   On July 30, 2010, while maintaining its 70% interest in BOMC, MBFS acquired a 70% interest in a newly-formed LLC, Manhattan Capital Markets (“MCM”).  In the anticipated reorganization, the present 70% partnership interests of MBFS in BOMC will be transferred to MCM, which will then acquire 100% of the partnership interest in BOMC.  The reorganization is intended to be completed before the end of 2010.

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

BUSINESS COMBINATIONS:  Effective January 1, 2009, the Company adopted the new accounting guidance that applies to all transactions and other events in which one entity obtains control over one or more other businesses.  The guidance requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair-value approach replaces the cost-allocation process required under old accounting literature whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  The new guidance requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case.  Accounting for costs associated with exit or disposal activities would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria delineated in the Codification related to accounting for contingencies.  Subsequent accounting literature released during 2009 amends the new accounting guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated, removes subsequent accounting guidance for assets and liabilities arising from contingencies, and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  It also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. The adoption of these amendments did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

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

FAIR VALUE MEASUREMENTS:  In January 2010, accounting standards were modified to add disclosure requirements about significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company initially adopted these provisions in preparing the condensed Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions which were subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.

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

Note 3.    INTEREST-EARNING ASSETS WITH OTHER FINANCIAL INSTITUTIONS

At September 30, 2010, the Company had interest-earning deposits with other financial institutions of $3.2 million, with a weighted average yield of 1.44%, and an average weighted remaining life of approximately 7.2 months. At December 31, 2009, the Company had interest-earning deposits with other financial institutions of $3.5 million, with a weighted average yield of 1.81%, and an average weighted remaining life of approximately 3.4 months.

Note 4.    INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to Management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of September 30, 2010, and December 31, 2009.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2010 (unaudited)
Available-for-sale securities:
U.S. government and agency securities	$2,645	$7	$—	$2,652
Mortgage-backed securities	4,845	304	3	5,146
Asset-backed securities	10,042	262	78	10,226
Total available-for-sale securities	$17,532	$573	$81	$18,024

Held-to-maturity securities:
State and municipal securities	$496	$10	$—	$506

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2009 (audited)
Available-for-sale securities:
U.S. government and agency securities	$2,647	$—	$21	$2,626
Mortgage-backed securities	7,009	320	1	7,328
Asset-backed securities	3,399	62	54	3,407
Total available-for-sale securities	$13,055	$382	$76	$13,361

Held-to-maturity securities:
State and municipal securities	$494	$4	$—	$498

The fair value of these securities is based upon quoted market prices unless otherwise indicated in Note 7, “Fair Value Measurements.”

There were realized gains during the nine-month period ended September 30, 2010 of approximately $20,000. The net unrealized gain on available-for-sale securities included in accumulated other comprehensive income was approximately $187,000 for the nine-month period ended September 30, 2010. Available-for-sale securities with an amortized cost of approximately $5.0 million (fair value of approximately $5.2 million) were pledged as collateral for Federal Home Loan Bank advances as of September 30, 2010.

Management does not believe that any of the Company’s investment securities are impaired due to reasons of credit quality.  Declines in the fair value of available-for-sale securities below their cost, that are deemed to be other-than-temporary, are reflected in earnings as realized losses.  In estimating other-than-temporary losses, Management considers among other things: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At September 30, 2010, the Company had no securities with unrealized losses that were in a continual loss position for over a twelve-month period.  The following table reflects unrealized losses for securities that were in a continual loss position for less than a twelve-month period as of September 30, 2010.

(unaudited)	Less than 12 Months
(In thousands)	Estimated Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government and agency securities	$—	$—
Mortgage-backed securities	243	3
Asset-backed securities	5,821	78
Securities held to maturity
State and municipal securities	—	—
Total imparied securities	$6,064	$81

Any intra-period decline in market values was attributable to changes in market rates of interest rather than credit quality.   Because the Company has the ability and intent to hold all of its investments until a recovery of fair value, which may be at maturity, the Company considers none of its investments to be other-than-temporarily impaired at September 30, 2010.

The amortized cost, estimated fair value and average yield of debt securities at September 30, 2010 are shown below.  In the case of available-for-sale securities, the average yields are based on effective rates of book balances at year end.  Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.  Mortgage-backed, asset-backed and other mortgage-type obligation securities are classified in accordance with estimated lives.  Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations.

	Available-for-Sale Securities			Held-to Maturity Securities
		Estimated	Weighted		Estimated	Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
(unaudited)	Cost	Value	Yield	Cost	Value	Yield
	(dollars in thousands)
Due in One Year or Less	$5,922	$5,998	3.22%	$—	$—
Due from One Year to Five Years	6,078	6,259	2.02%	496	506	4.55%
Due from Five Years to Ten Years	3,652	3,782	5.76%
Due after Ten Years	1,880	1,985	4.14%
	$17,532	$18,024	3.43%	$496	$506	4.55%

Note 5.     LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	September 30, 2010 (unaudited)		December 31, 2009 (audited)
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Commercial loans	$25,847	31.0%	$26,531	33.1%
Real estate loans	49,895	59.9%	46,055	57.5%
Other loans	7,599	9.1%	7,530	9.4%
Total loans, including net loan costs	83,341	100.0%	80,116	100.0%
Less : allowance for loan losses	(1,863)		(1,202)
Net loans	$81,478		$78,914

The Company has had no impaired or non-accrual loans, and there were no loans past-due 90 days or more in either interest or principal as of September 30, 2010 and December 31, 2009.

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Unaudited)	2010	2009	2010	2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Balance at beginning of period	$1,693	$1,090	$1,202	$975
Additions to the allowance charged to expense	150	469	728	1,096
Recoveries	20	14	34	14
	1,863	1,573	1,964	2,085
Less loans charged-off	—	478	101	990

Balance at end of period	$1,863	$1,095	$1,863	$1,095

Note 6.     SHARE-BASED COMPENSATION

As of September 30, 2010, the Company had two share-based employee compensation plans. These plans include the 2007 Stock Option Plan (“2007 Plan”) and the 2010 Equity Incentive Plan (“2010 Plan”).  The 2007 Plan is more fully described in Note 9 of the consolidated financial statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009.  The 2010 Plan is more fully described in a Current Report filed on Form 8-K on March 15, 2010.  Upon approval of the 2010 Plan, the Company’s 2007 Plan was terminated with respect to the grant of new options.

Share-based compensation expense for all share-based compensation awards is based on the grant date fair value. The grant date fair value has been the higher of the fair market value per share or the book value per share as of the last date of the month prior to the date of grant.  The grant date fair value is estimated using the Black-Scholes option pricing model.  The Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which the Company use the related vesting term.

The share-based compensation expense recognized in the consolidated statements of income for the three- and nine-month periods noted below is based on awards ultimately expected to vest.

The following tables provide a summary of the expenses, as well the unrecorded compensation expense related to non-vested stock option grants and the period in which the expense is expected to be recognized.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(unaudited)	2010	2009	2010	2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Share-based compensation expense	$154	$196	$438	$587

			As of
			September 30,
			2010	2009
			(in thousands)	(in thousands)
Unrecognized share-based compensation expense
Remainder of 2009			$—	$196
Remainder of 2010			155	557
2011			235	208
2012			140	5
2013			53	—
Total			$583	$966

The Company uses the Black-Scholes option valuation model to determine the fair value of options.  The Company utilizes assumptions on expected life, risk-free rate, expected volatility, and dividend yield to determine such values.  As grants occur, the Company estimates the life of the options by calculating the average of the vesting period and the contractual life.   The risk-free rate would be based upon treasury instruments in effect at the time of the grant whose terms are consistent with the expected life of the Company’s stock options.  Expected volatility would be based on historical volatility of other financial institutions within the Company’s operating area as the Company has limited market history.

The following table summarizes the weighted average assumptions utilized for stock options granted for the nine-month periods presented:

	Period Ended
	September 30,
(unaudited)	2010	2009
Risk-free rate	2.34%	2.24%
Expected term	6 years	6 years
Expected volatility	28.08%	26.16%
Dividend yield	0.00%	0.00%
Fair value per share	$1.25	$0.74

The following table summarizes the stock option activity under the plan for the periods indicated:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
(unaudited)	Shares	Exercise Price	Contractual Life	Value
2009
Outstanding at December 31, 2008	657,480	$9.99
Granted	42,250	$8.25
Exercised	—	—
Expired	—	—
Forfeited	12,755	$9.96
Outstanding at September 30, 2009	686,975	$9.42	8.31	$—
Options exercisable at September 30, 2009	314,889	$9.91	7.93	$—
Options unvested at September 30, 2009	372,086	$9.00	8.60	$—

2010
Outstanding at December 31, 2009	686,942	$9.42
Granted	284,531	$6.63
Exercised	—	—
Expired	—	—
Forfeited	226,603	$9.38
Outstanding at September 30, 2010	744,870	$8.37	8.17	$—
Options exercisable at September 30, 2010	316,902	$9.60	7.14	$—
Options unvested at September 30, 2010	427,968	$7.45	8.94	$—

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

The following table summarizes the Company’s assets and liabilities, if any, which were measured at fair value on a recurring basis during the period, with dollars reported in thousands:

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(unaudited)	September 30,	Assets	Inputs	Inputs
Description of Assets/Liabiltity	2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$18,024	$—	$18,024	$—

Available-for-sale securities are valued based upon inputs derived principally from observable market data.  Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Note 8.     OTHER BORROWINGS

At September 30, 2010, the Company had a collateralized line of credit with the Federal Home Loan Bank (“FHLB”) totaling $17.5 million against which it had outstanding $4.5 million consisting of a FHLB five-year fixed rate advance at 4.38% maturing on June 27, 2013.

Note 9.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income available (loss reported) to common stock divided by the weighted average number of common shares outstanding during the period reported on the Statement of Operations. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding for any periods reported on the Statement of Operations.  The weighted average number of shares for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009 was 3,987,631.

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

The Company

Manhattan Bancorp (“Bancorp”) is a bank holding company which was incorporated in August 2006, in order to acquire Bank of Manhattan, N.A. (the “Bank”), a de novo bank which it acquired on August 14, 2007.  The Bank is a nationally-chartered banking association organized under the laws of the United States, which commenced its banking operations on August 15, 2007.  Bancorp operates primarily through the Bank, and the investment in the Bank is its principal asset.  The Bank is located in El Segundo, California and at September 30, 2010, had $132 million in assets, $81 million in net loans receivable and $105 million in deposits.  On October 1, 2009, Bancorp, through its wholly owned subsidiary, MBFS Holdings, Inc. (“MBFS”), acquired a 70% interest in Banc of Manhattan Capital, LLC, (“BOMC”) a full-service mortgage-centric broker/dealer.  The gross investment in MBFS was $1.6 million as of September 30, 2010. Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “we” or “us” refers to Bancorp and its consolidated subsidiaries, the Bank and MBFS and its subsidiaries.

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

Earnings and Financial Condition Overview

The Company recorded a net loss of $866,000 or $0.22 basic and fully-diluted loss per share of common stock for the three-month period ended September 30, 2010, including a gain from the minority interest of $9,000, as compared with a net loss of $1,274,000 or $0.32 basic and fully-diluted loss per share of common stock for the three-month period ended September 30, 2009.  The per-share values are based upon the loss attributable to the shareholders of the Bancorp and the related shares outstanding.  Comparing the Company’s 2009 third quarter with the current operating quarter, reflects an approximate 31.3% decrease in the reported comparable quarterly losses.

Similarly, the nine-month recorded loss for the period ended September 30, 2010 was $3,383,000 or $0.85 per basic and fully-diluted share of common stock, (including a gain from the minority interest of $21,000), and reflects a 14.6% decrease in the reported comparable 2009 nine-month period loss of $3,961,000 or $0.99 per share.

The continuation of Company losses reported during the nine-month periods ended September 30, 2010 and September 30, 2009 is the result of two primary reasons:

•                  The decline in the Bank’s operating loss of $1.7 million from approximately $2.9 million for the nine-month period ended September 30, 2009 to approximately $1.2 million for the nine-month period ended September 30, 2010 were mostly offset by the increase in the operating loss of the Bancorp by $1.2 million.  The Bancorp operating expenses are primarily associated with the costs of exploring potential business opportunities for the Bancorp and its subsidiaries.

•                  The fee income generated by the Company’s non-bank subsidiary, while sufficient to cover its operation costs, as reflected in the significant increase in the combined non-interest expenses, has yet to contribute significantly to a reduction in the overall Company’s operating loss.

The Company’s management has invested a substantial amount of time and resources during the nine-month period of 2010 in the evaluation and exploration of additional financial products and services deemed essential to meeting the needs of its customer base and to enhance its franchise value.

Due to the current condition in the general economy, the Company continues to be cautious in granting new credit extensions, and demand for credit, in general, has been limited with gross loans outstanding increasing approximately $3.2 million for the nine-month period ended September 30, 2010.   Despite the fact that as of both September 30, 2010 and December 31, 2009 the Bank had no past due loans or loans on non-accrual, the Bank’s management elected to increase the allowance for loan loss to 2.24% of outstanding loans as of September 30, 2010, compared to 1.50% of outstanding loans as of December 31, 2009.  The Company charged off approximately $101,000 in loans during the nine-month period ended September 30, 2010, all occurring in the first quarter of 2010.  Management continuously reviews the portfolio for indication of specific weaknesses and adjusts the provision accordingly.  The provision for the three-month period ended September 30, 2010 was $150,000 compared to $469,000 for the three-month period ended September 30, 2009.  The provision for the nine-month period ended September 30, 2010 was $727,000 compared to $1,096,000 for the nine-month period ended September 30, 2009.

Net interest income after provision for loan losses for the three-month period ended September 30, 2010 was approximately $1,252,000, an increase of approximately $717,000 over the three-month period ended September 30, 2009.  This was a 134% improvement in net interest income after provision for loan losses and was possible because of an increase in interest income, up approximately $440,000 (37%) for the comparable three-month period ended September 30, 2010 over the same period in 2009.  Interest expense also increased but by a smaller percentage (21%) for the comparable three-month period ended September 30, 2010 over September 30, 2009, with the actual dollar amount only increasing approximately $43,000.

Net interest income after provision for loan losses for the nine-month period ended September 30, 2010 was approximately $3,378,000, an increase of approximately $1,806,000 over the prior year’s nine-month period ended September 30, 2009.  This was a 115% improvement in net interest income after provision for loan losses and was possible because of an increase in interest income, up approximately $1,616,000 (50%) for the comparable nine-month period ended September 30, 2010 over the same period in 2009.   Interest expense also increased but by a smaller percentage (30%) for the nine-month period ended September 30, 2010 over September 30, 2009 with the actual dollar amount only increasing approximately $179,000. A detailed analysis of the components of net interest expense is found under Net Interest Income on page 17.

Non-interest income for the three-month and nine-month periods ended September 30, 2010 compared to September 30, 2009 increased dramatically primarily as a result of the acquisition of the fee based BOMC business in the fourth quarter of 2009.  A detailed analysis of the components of non-interest income is found under Non-Interest Income on page 25.

Non-interest expense for the three-month periods ended September 30, 2010 compared to September 30, 2009 increased by approximately $2.7 million.  Non-interest expense for the nine-month periods ended September 30, 2010 compared to September 30, 2009 increased by approximately $7.0 million.  A detailed analysis is found under Non-Interest Expense on page 26.

As of September 30, 2010, total assets of the Company were approximately $134.6 million.  This represents a decrease of approximately $17.7 million or 11.6% from the amount reported as of December 31, 2009.  The significant decline in total assets can be attributed to high balances in liquid assets as of December 31, 2009, which would have been necessary for contemplated business activities during the first quarter of 2010.  When the opportunity for this business transaction did not occur, the funding associated with this influx was no longer required.   As the funding (estimated at approximately $33 million) was provisional in nature, most was repaid within weeks following December 31, 2009.

A more detailed analysis of the components of the Company’s balance sheet is found under Financial Condition on page 28.

The following table provides selected financial data that highlights the Company’s financial performance for each of the last eight full quarters.  Dollars are in thousands, except per share amounts.

	For the three months ended
	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009	12/31/2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
Statements of Operations:
Interest income	$1,644	$1,659	$1,576	$1,338	$1,204	$1,109	$951	$909
Interest expense	242	243	289	251	200	179	216	248

Net interest income	1,402	1,416	1,287	1,087	1,004	930	735	661
Provision for loan losses	150	207	370	84	468	454	174	275

Net interest income after provision	1,252	1,209	917	1,003	536	476	561	386

Non-interest income	2,480	1,646	1,744	921	47	34	17	11
Non-interest expense	4,596	4,129	3,902	3,009	1,857	1,964	1,811	1,498

Net loss from operations excluding minority interest	$(864)	$(1,274)	$(1,318)	$(1,076)	$(1,274)	$(1,454)	$(1,233)	$(1,101)

Per Share and Other Data:
Basic and diluted loss per share	$(0.22)	$(0.32)	$(0.33)	$(0.27)	$(0.32)	$(0.36)	$(0.31)	$(0.42)
Book value per common share- period end	$6.35	$6.49	$6.75	$7.05	$7.31	$7.61	$7.94	$8.21
Weighted average shares outstanding basic and diluted	3,988	3,988	3,988	3,988	3,988	3,988	3,988	2,646

Balance Sheet Data:
Investments and fed funds sold	$46,215	$27,735	$43,288	$67,558	$33,770	$27,114	$17,085	$12,603
Loans, net	$81,478	$84,574	$83,870	$78,914	$71,963	$71,154	$60,810	$56,467
Assets	$134,608	$119,161	$134,360	$152,315	$110,270	$103,835	$97,221	$92,040
Deposits	$102,158	$86,706	$101,021	$110,920	$68,753	$59,650	$51,891	$47,991
Shareholders’ equity	$25,644	$25,876	$26,916	$28,111	$29,141	$31,899	$33,244	$34,288

Selected Financial Ratios
Net loss as a percentage of average assets	-2.65%	-3.74%	-3.90%	-3.57%	-5.15%	-6.53%	-5.71%	-5.98%
Net loss as a percentage of average equity	-13.45%	-18.03%	-19.16%	-14.79%	-16.14%	-17.75%	-14.75%	-21.73%
Dividend payout ratio	—	—	—	—	—	—	—	—
Equity to asset ratio	18.82%	21.71%	20.03%	18.46%	26.43%	30.72%	34.19%	37.25%
Net interest margin	4.46%	4.84%	3.99%	3.79%	4.26%	4.42%	3.60%	3.82%

Credit Quality
Allowance for loan losses	$1,863	$1,693	$1,484	$1,202	$1,095	$1,090	$1,149	$975
Allowance /total loans	2.24%	1.96%	1.74%	1.50%	1.50%	1.51%	1.85%	1.70%
Non-performing loans	$—	$—	$—	$—	$—	$—	$—	$—
Net (recoveries) charge-offs	$(20)	$(1)	$88	$(24)	$464	$513	$—	$—

RESULTS OF OPERATIONS

Net Interest Income

At present, the Company’s earnings depend largely upon our net interest income, which is the difference between the income the Company earns on interest-bearing assets, such as loans, and the interest the Company pays on deposits and borrowed funds.  Net interest income is related to (i) the relative amounts of interest-earning assets and liabilities and (ii) the interest rates earned and paid on these balances.  Total interest income can fluctuate based upon the mix of earning assets amongst loans, investments and federal funds sold and the related rates associated with their balances.  Some of the funding sources for these assets also have interest costs which can fluctuate based upon the mix of interest-bearing liabilities and the related rates associated with their balances.

The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.  The interest rate spread increased from 3.43% for the three-month period ended September 30, 2009 to 3.93% for the three-month period ended September 30, 2010. Similarly, the interest rate spread increased from 3.09% for the nine-month period ended September 30, 2009 to 3.84% for the comparable nine-month period ended September 30, 2010.  The increases in both periods were attributable to the large decline in effective interest rates associated with interest-bearing liabilities coupled with increases in effective interest rates associated with interest-bearing assets.  See the Variance in Balances and Rates Tables on pages 20 and 21.

Net interest margin is net interest income expressed as a percentage of average total interest-earning assets, allowing for the sources and the relative size of funding to be used as factors in the calculation.   During the comparable three-month periods ended September 30, 2009 and 2010, while the interest rate spread increased by 49 basis points, the net interest margin increased by only 20 basis points, from 4.26% to 4.46%, reflecting the fact that a higher percentage of the sources of the funding were from interest-bearing liabilities.  The percentage of interest-bearing funds to interest-earning assets increased from 50.5% to 59.2% for the three-month periods ended September 30, 2009 and 2010, respectively.

Similarly, the interest rate spread for the comparable nine-month periods of 2010 and 2009 reflects an increase of 75 basis points; the net interest margin increased by only 32 basis points, from 4.09% to 4.41%.  The noted increase in the net interest margin between the nine-month periods of 2009 and 2010 again reflects the fact that a higher percentage of the sources of funds originates from interest-bearing liabilities. The percentage of interest-bearing funds to interest-earning assets increased from 47.7% to 59.2% for the nine-month periods ended September 30, 2009 and 2010, respectively.

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

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,		Dollar	Percent	September 30,		Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change
	(Unaudited)				(Unaudited)
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$1,644	$1,204	$440	36.59%	$4,879	$3,263	$1,616	49.52%
Interest expense	242	200	42	21.38%	774	594	180	30.30%
Net interest income before provision for loan losses	$1,402	$1,004	$398	39.61%	$4,105	$2,669	$1,436	53.80%
Net interest margin	4.46%	4.26%		4.58%	4.41%	4.09%		7.75%

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	Three months ended September 30,
	2010			2009
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$15,712	$9	0.23%	$11,873	$8	0.27%
Deposits with other financial institutions	3,742	17	1.80%	3,433	19	2.20%
Investments	19,822	272	5.44%	7,366	93	5.01%
Loans(1)	85,550	1,346	6.24%	70,830	1,084	6.07%
Total interest-earning assets	124,826	1,644	5.23%	93,502	1,204	5.11%
Non-interest-earning assets	6,294			4,725
Total assets	$131,120			$98,227

Interest-bearing liabilities:
Demand	$3,631	1	0.10%	$2,287	1	0.10%
Savings and money market	26,699	57	0.85%	14,790	42	1.13%
Certificates of deposit	39,001	134	1.37%	25,593	106	1.64%
FHLB advances	4,500	50	4.38%	4,576	51	4.36%
Total interest-bearing liabilities	73,831	242	1.30%	47,246	200	1.68%
Non-interest-bearing demand deposits	29,785			14,246
Total funding sources	103,616		0.93%	61,492		1.29%
Non-interest-bearing liabilities	1,669			5,425
Shareholders’ equity	25,835			31,310
Total liabilities and shareholders’ equity	$131,120			$98,227

Excess of interest-earning assets over funding sources	$21,210			$32,010
Net interest income		$1,402			$1,004
Net interest rate spread			3.93%			3.43%
Net interest margin			4.46%			4.26%

(1)          The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.   Loan fees net of amortized costs included in total net income were approximately $13,000 for the three-month period ended September 30, 2010.   Loan fees net of amortized costs included in total net income were approximately $21,000 for the three-month period ended September 30, 2009.

The table below sets forth changes for the comparable three-month periods ended September 30, 2010 and September 30, 2009 for average interest-earning assets, average interest-bearing liabilities, and their respective rates:

	VARIANCE IN BALANCES AND RATES
	Average Balance				Average Yield/Rate
	for the three months ended				for the three months ended
	September 30,		Variance		September 30,
(dollars in thousands)	2010	2009	dollar	percent	2010	2009	Variance
	(Unaudited)
Interest-earning assets:
Federal funds sold/Interest-bearing demand	$15,712	$11,873	$3,839	32.33%	0.23%	0.27%	-0.04%
Deposits with other financial institutions	3,742	3,433	309	9.00%	1.80%	2.20%	-0.40%
Investments	19,822	7,366	12,456	169.10%	5.44%	5.01%	0.43%
Loans	85,550	70,830	14,720	20.78%	6.24%	6.07%	0.17%
Total interest-earning assets	$124,826	$93,502	$31,324	33.50%	5.23%	5.11%	0.12%

Interest-bearing liabilities:
Interest-bearing demand	$3,631	$2,287	$1,344	58.77%	0.10%	0.10%	0.00%
Savings and money market	26,699	14,790	11,909	80.52%	0.85%	1.13%	-0.28%
Certificates of deposit	39,001	25,593	13,408	52.39%	1.37%	1.64%	-0.27%
FHLB advances	4,500	4,576	(76)	-1.66%	4.38%	4.36%	0.02%
Total interest-bearing liabilities	$73,831	$47,246	$26,585	56.27%	1.30%	1.68%	-0.38%

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the comparable nine-month periods indicated:

ANALYSIS OF NET INTEREST INCOME

	(Unaudited)
	Nine months ended September 30,
	2010			2009
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$16,956	$30	0.23%	$9,859	$22	0.30%
Deposits with other financial institutions	3,323	39	1.57%	5,798	92	2.12%
Investments	20,938	908	5.80%	7,811	326	5.58%
Loans(1)	83,117	3,902	6.28%	63,732	2,823	5.92%
Total interest-earning assets	124,334	4,879	5.25%	87,200	3,263	5.00%
Non-interest-earning assets	8,320			4,566
Total assets	$132,654			$91,766

Interest-bearing liabilities:
Demand	$3,059	3	0.11%	$1,950	1	0.10%
Savings and money market	24,743	171	0.92%	12,564	112	1.19%
Certificates of deposit	41,192	450	1.46%	22,475	331	1.97%
FHLB advances	4,584	150	4.30%	4,595	150	4.30%
Total interest-bearing liabilities	73,578	774	1.41%	41,584	594	1.91%
Non-interest-bearing demand deposits	28,790			16,825
Total funding sources	102,368		1.01%	58,409		1.36%
Non-interest-bearing liabilities	3,406			650
Shareholders’ equity	26,880			32,707
Total liabilities and shareholders’ equity	$132,654			$91,766

Excess of interest-earning assets over funding sources	$21,966			$28,791
Net interest income		$4,105			$2,669
Net interest rate spread			3.84%			3.09%
Net interest margin			4.41%			4.09%

(1)          The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.   Loan fees net of amortized costs were approximately $64,000 for the nine-month period ended September 30, 2010.   Loan fees net of amortized costs included in total net income were approximately $30,000 for the nine-month period ended September 30, 2009.

The table below sets forth changes for the comparable nine-month periods ended September 30, 2010 and September 30, 2009 for average earning assets, average interest-bearing liabilities, and their respective rates:

	VARIANCE IN BALANCES AND RATES
	Average Balance				Average Yield/Rate
	for the nine months ended				for the nine months ended
	September 30,		Variance		September 30,
(dollars in thousands)	2010	2009	dollar	percent	2010	2009	Variance
	(Unaudited)
Interest-earning assets:
Federal funds sold	$16,956	$9,859	$7,097	71.98%	0.23%	0.30%	-0.07%
Deposits with other financial institutions	3,323	5,798	(2,475)	-42.69%	1.57%	2.12%	-0.55%
Investments	20,938	7,811	13,127	168.06%	5.80%	5.58%	0.22%
Loans	83,117	63,732	19,385	30.42%	6.28%	5.92%	0.36%
Total interest-earning assets	$124,334	$87,200	$37,134	42.58%	5.25%	5.00%	0.25%

Interest-bearing liabilities:
Interest-bearing demand	$3,059	$1,950	$1,109	56.87%	0.11%	0.10%	0.01%
Savings and money market	24,743	12,564	12,179	96.94%	0.92%	1.19%	-0.27%
Certificates of deposit	41,192	22,475	18,717	83.28%	1.46%	1.97%	-0.51%
FHLB advances	4,584	4,595	(11)	-0.24%	4.30%	4.30%	0.00%
Total interest-bearing liabilities	$73,578	$41,584	$31,994	76.94%	1.41%	1.91%	-0.50%

A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the comparable periods indicated:

	For the three months ended			For the nine months ended
	September 30, 2010 over 2009			September 30, 2010 over 2009
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
	(Unaudited)			(Unaudited)
Interest income:
Federal funds sold	$3	$(2)	$1	$16	$(9)	$7
Deposits with other financial institutions	2	(5)	(3)	(39)	(14)	(53)
Investments	157	22	179	548	35	583
Loans	225	37	262	859	220	1,079
Net increase (decrease)	387	52	439	1,384	232	1,616

Interest expense:
Interest-bearing demand	0	(0)	0	1	(0)	1
Savings and money market	34	(19)	15	109	(49)	59
Certificates of deposit	56	(27)	29	275	(156)	119
FHLB advances	(1)	0	(1)	0	(0)	0
Net increase (decrease)	89	(46)	43	385	(205)	180
Total net increase (decrease)	$298	$98	$396	$999	$437	$1,436

A review of the above tables shows that the overall increase in net interest income of approximately $396,000 between the two comparative quarters ended at September 30, 2010 and September 30, 2009 is the result of several factors.

Among the most significant factors in the increase in net interest income is the overall growth in average quarterly earning assets, up approximately $31.3 million or 33.5% between September 30, 2009 and September 30, 2010.  This increase was primarily a result of loan growth (approximately $14.7 million) accounting for 47.0% of the total increase.   However, the percentage of average loan dollars outstanding, as a percentage of interest-earning assets, declined from 75.8% as of September 30, 2009 to 68.5% as of September 30, 2010.  The higher outstanding volume of loans between the third-quarter periods would have resulted in an increase of approximately $225,000 in interest income, but the actual amount of interest income earned was also augmented by approximately $37,000 due to the improvement in the overall effective yield on the loan portfolio.  The overall yield on outstanding loans increased from 6.07% for the three-month period ended September 30, 2009 to 6.24% for the three-month period ended September 30, 2010.

A review of the above tables also shows that the overall increase in net interest income of approximately $1,436,000 between the two comparative nine-month periods ended at September 30, 2010 and September 30, 2009.

The Bank continues to have eight significant deposit relationships, some of which are with related parties, which total, as of September 30, 2010, approximately $34.1 million or 32.4% of the Bank’s deposits.  Included in these deposits are funds subject to unscheduled withdrawals, mandating the Bank to hold funds in cash or cash equivalents at a higher level to provide necessary liquidity. The amount of Fed funds sold as a percentage of all Company interest-earning assets has been consistent from 12.7% to 12.6% for the comparable three-month periods ended September 30, 2009 and September 30, 2010, with the average balance in Fed funds sold increasing by approximately $3.8 million. The levels, as noted above, were sufficient to provide adequate liquidity for the Company.

The Company, in order to improve the overall yield on interest-earning assets, has placed additional funds into its available-for-sale investment category.  The higher average outstanding volume of funds invested of approximately $12.5 million between the two third-quarter periods would have resulted in an increase of approximately $157,000 in interest income. This positive effect was augmented slightly by an increase in the effective yields within the investment category based upon acceptable duration and risks, improving the amount of interest on investments by approximately $22,000, bringing the overall total to $179,000.  The effective yield on investments increased by 43 basis points from 5.01% for the three-month period ended September 30, 2009 to 5.44% for the comparable period ended September 30, 2010.

The change in the mix of interest-yielding assets coupled with the overall growth resulted in the increase of interest income of approximately $439,000, with approximately $387,000 due to volume increases, which more than fully offset the result of the general market interest rate decline in many of the interest-earning assets categories. While general interest rates have remained at historical lows since prior to the second quarter of 2009, the average effective yield on the Company’s earning assets have shown a improvement by approximately 12 basis points as a result primarily of changes in loan pricing.

Interest expense increased by only $43,000, with increases in balances outstanding on interest-bearing liabilities being partially offset by the savings available on the repricing associated with the overall declining market rates.

The increase in interest expense due to the change in outstanding average interest-bearing liabilities was $89,000 with average outstanding interest-bearing balances up approximately 76.9% from the balances at September 30, 2009 of approximately $41.6 million to $73.6 million at September 30, 2010.

The increase in interest expense due to the change in overall effective interest rates resulted in a savings of approximately $46,000 with the average rates declining by 38 basis points from 1.68% for the three-month period ended September 30, 2009 to approximately 1.30% for the three-month period ended September 30, 2010.

The rate/volume table reflects that two of the interest-bearing categories, Interest-bearing Demand and Federal Home Loan Bank Advances, had limited effect on the increase in the interest expense between the comparable periods.

For the comparable three-month periods ended September 30, 2010 and September 30, 2009, the average balance in Certificate of Deposits increased by approximately $13.4 million. The higher outstanding volume in certificates of deposits would have resulted in an increase of expense of approximately $56,000.  However the decline in the effective yield on this category by 27 basis points from an effective yield of 1.64% for the three-month period ended September 30, 2009 to 1.37% for the three-month period ended September 30, 2010, offset much of the additional expense by reducing the potential interest cost by approximately $27,000.

A similar result occurred in the Savings and Money Market category. For the comparable three-month periods ended September 30, 2010 and September 30, 2009, the average balance in Savings and Money Market deposits increased by approximately $11.9 million. The higher outstanding volume in this category would have resulted in an increase of expense of approximately $34,000.  However the decline in the effective yield on this category by 28 basis points from 1.13% for the three-month period ended September 30, 2009 to 0.85% for the three-month period ended September 30, 2010, offset about one-half of the additional expense and reduced the potential interest cost by approximately $19,000.

Further analysis is provided for the comparable nine-month periods ending September 30, 2009 and September 30, 2010.

Among the most significant factors in the increase in net interest income is the overall growth in the year-to-date average interest-earning assets between 2009 and 2010, up approximately $37.1 million or 42.6% between September 30, 2009 and September 30, 2010.  This increase was also centered in loan growth ($19.4 million) reflecting 52.2% of the total increase.  The percentage of average loan dollars outstanding, as a percentage of interest-earning assets, declined from approximately 73.1% as of September 30, 2009 to approximately 66.9% as of September 30, 2010.  The higher outstanding volume of loans between the  nine-month periods would have resulted in an increase of approximately $859,000 in interest income, but the actual amount of interest income earned was further augmented by approximately $220,000 due to the improvement in the overall effective yield on the loan portfolio.  The overall yield on outstanding loans increased from 5.92% for the nine-month period ended September 30, 2009 to 6.28% for the nine-month period ended September 30, 2010.

In addition, the Company, in order to improve the overall yield on interest-earning assets, has placed additional funds into its available-for-sale investment category.  The higher average outstanding volume of funds invested of approximately $13.1 million between the two nine-month periods would have resulted in an increase of approximately $548,000 in interest income. This positive effect was augmented slightly by a small increase in the effective yields within the investment category of approximately $35,000 bringing the overall total to $583,000.  The effective yield on investments increased by 22 basis points from 5.58% for the nine-month period ended September 30, 2009 to 5.80% for the comparable nine-month period ended September 30, 2010.

The change in the mix of interest-yielding assets coupled with the overall growth resulted in the increase of interest income of approximately $1,616,000, with approximately $1,384,000 due to volume increases, which more than fully offset the result of the general market interest rate decline in many of the interest-earning assets categories. While general interest rates have remained at historical lows since prior to the second quarter of 2009, the average effective yield on the Company’s earning assets have shown an improvement by approximately 25 basis points as a result primarily of changes in loan pricing.

Interest expense increased by only $180,000, with increases in balances outstanding on interest-bearing liabilities being partially offset by the savings available on the repricing associated with the overall declining market rates.

The increase in interest expense due to the change in outstanding average interest-bearing liabilities was $385,000 with average outstanding interest-bearing balances up approximately 76.9% from the balances at September 30, 2009 of approximately $41.6 million to $73.6 million at September 30, 2010.

The increase in interest expense due to the change in overall effective interest rates resulted in a savings of approximately $205,000 with the average rates declining by 50 basis points from 1.91% for the nine-month period ended September 30, 2009 to approximately 1.41% for the nine-month period ended September 30, 2010.

The rate/volume table reflects that two of the interest-bearing categories, Interest-bearing Demand and Federal Home Loan Bank Advances, had no effect on the increase in the interest expense between the comparable periods.

For the comparable nine-month periods ended September 30, 2010 and September 30, 2009, the average balance in Certificate of Deposits increased by approximately $18.7 million. The higher outstanding volume in certificates of deposits would have resulted in an increase of expense of approximately $275,000.  However the significant decline in the effective yield on this category by 51 basis points from an effective yield of 1.97% for the nine-month period ended September 30, 2009 to 1.46% for the nine-month period ended September 30, 2010, offset much of the additional expense by reducing the potential interest cost by approximately $156,000.

A similar result occurred in the Savings and Money Market category. For the comparable nine-month periods ended September 30, 2010 and September 30, 2009, the average balance in Savings and Money Market deposits increased by approximately $12.2 million. The higher outstanding volume in this category would have resulted in an increase of expense of approximately $109,000.  However the decline in the effective yield on this category by 27 basis points from 1.19% for the nine-month period ended September 30, 2009 to 0.92% for the nine-month period ended September 30, 2010, offset about 45% of the additional expense and reduced the potential interest cost by approximately $49,000.

Provision for Loan Losses

The Company made provisions for loan losses of $150,000 for the three-month period ended September 30, 2010, compared to $469,000 for the three-month period ended September 30, 2009.  For the comparable nine-month periods ended September 30, 2010 and September 30, 2009, the Company made provisions of $728,000 and $1,096,000 respectively.  These provisions were determined based upon the periodic credit review of the loan portfolio, consideration of past loan loss experience, current and predicted economic conditions, and other pertinent factors.  As a part of that ongoing monthly analysis, the Bank recognized recent changes in the ultimate collectability of some of its loans, even among those that still were performing as agreed.  Among those loans, the Bank charged off certain loans totaling approximately $101,000 as of September 30, 2010 all within the first quarter of 2010. For further analysis of the adequacy of the loan loss reserve, see Asset Quality and Allowance for Loan Losses.

Non-Interest Income

The following tables set forth changes in the two comparable three-month periods and the two comparable nine-month periods ended September 30, 2010 and September 30, 2009:

	For the three months ended
(unaudited)	September 30,		Variance
(dollars in thousands)	2010	2009	Dollars	Percent
Service charges on deposit accounts	$44	$21	$23	109.52%
Other commission and bank fees	23	26	(3)	-9.82%
Riskless trading income	1,622	—	1,622	0.00%
Whole loan sales	692	—	692	0.00%
Advisory income	99	—	99	0.00%
Total non-interest income	$2,480	$47	$2,433	5176.16%

	For the nine months ended
(unaudited)	September 30,		Variance
(dollars in thousands)	2010	2009	Dollars	Percent
Service charges on deposit accounts	$106	$49	$57	117.24%
Other commission and bank fees	80	49	31	62.17%
Riskless trading income	4,010	—	4,010	0.00%
Whole loan sales	1,016	—	1,016	0.00%
Advisory income	658	—	658	0.00%
Total non-interest income	$5,870	$98	$5,772	5871.68%

Non-interest income for the three-month and nine-month periods ended September 30, 2010 consists of fees for two sources, the Bank and BOMC.  Bank-related fee income increased by 44% from approximately $48,000 for the three-month period ended September 30, 2009 to approximately $67,000 for the three-month period ended September 30, 2010.   For the nine-month periods ended September 30, 2010, the reported amount of approximately $186,000 represents a 90% increase over the approximately $98,000 reported for the nine-month period ended September 30, 2009.

Non-bank related income totaled approximately $2.4 million and was generated by BOMC for the second quarter of 2010.  Approximately $5.7 million was generated for the nine-month period ended September 30, 2010.  There are no comparable numbers for the prior periods, as BOMC was not affiliated with the Company until October 1, 2009.

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

Non-Interest Expense

The following tables set forth changes for the two comparable three-month and nine-month periods ending September 30, 2010 and September 30, 2009, allowing comparisons between these operating periods:

	For the three months ended
	September 30,		Variance
	2010	2009	Dollars	Percent
	(dollars in thousands)
	(Unaudited)
Compensation and benefits	$3,301	$1,119	$2,182	195.0%
Occupancy and equipment	279	176	102	58.5%
Technology and communication	398	155	243	156.8%
Professional Fees	255	221	34	15.3%
Administrative Expenses	141	52	90	171.2%
Other non-interest expenses	222	134	88	65.7%
Total non-interest expenses	$4,596	$1,857	$2,738	147.5%

The differences in expense between the third quarters of 2010 and 2009 can be primarily attributed to the following:

•                  Compensation and benefits increases associated with an average of twenty (20) employees for BOMC not present in the third quarter of 2009 as the Company had, as yet, no interest in BOMC, which totaled approximately $1,872,000 and an average of seven (7) employees in the Bancorp also not present in the third quarter of 2009, which totaled approximately $316,000.

•                  Costs associated with increase in the occupancy, furniture and equipment costs for both BOMC and Bancorp not present in the third quarter of 2009.  Of the overall net increase of approximately $103,000, 62% is connected with BOMC and 19% originated in Bancorp, with the remaining cost of 19% associated with the Bank.

•                  Technology and communication costs associated with the operating requirements of BOMC accounted for 92% of the noted increase in technology and communication expenses.

•                  Included with the increased expense noted in the other category are increased FDIC insurance assessments, the payment of fees to Company directors and other costs associated with the activation of activities at the holding company level and entrance into businesses by BOMC.

	For the nine months ended
	September 30,		Variance
	2010	2009	Dollars	Percent
	(dollars in thousands)
	(Unaudited)
Compensation and benefits	$8,708	$3,246	$5,462	168.3%
Occupancy and equipment	818	515	303	58.8%
Technology and communication	1,016	428	588	137.4%
Professional fees	1,040	865	175	20.2%
Administrative expenses	492	212	280	131.6%
Other non-interest expenses	552	364	188	51.6%
Total non-interest expenses	$12,626	$5,630	$6,996	124.2%

The differences in expense between the nine-month periods ended September 30, 2010 and September 30, 2009 can be primarily attributed to the following:

•                  Compensation and benefits increases associated with approximately twenty (20) employees for BOMC not present in during the 2009 period that the Company held its interest, which totaled approximately $4,286,000 and an average of seven (7) employees in the Bancorp also not present in the first nine-months of 2009, which totaled approximately $1,234,000.  There were some slight cost savings at the Bank level between the two nine-month periods.

•                  Costs associated with increase in the occupancy, furniture and equipment costs for both BOMC and Bancorp not present in the first nine-months of 2009.  Of the increase of approximately $303,000, 67% is connected with BOMC and 21% originated from Bancorp activities.

•                  Costs associated with legal, consulting and accounting services included in professional fees required by BOMC accounted for approximately $390,000.  There were no direct expenses associated with BOMC during the 2009 period because the Company has not yet purchased an interest in BOMC.  Similarity, cost required for legal and recruiting expenses required by the Bank during the nine-month period in 2010 accounted for approximately $264,000 more than the prior nine-month period in 2009.  The expenses incurred during 2009 by the Bancorp related to the exploration and establishment of other business opportunities declined significantly during the nine-month period of 2010 as compared to the same period during 2009.  The reduction was approximately $441,000.

•                  Data processing costs associated with the operating requirements of BOMC accounted for 100% of the noted increase in technology and communication expenses.

•                  Included with the increased expense noted in the other category are increased FDIC insurance assessments, the payment of fees to Company directors for the first time beginning in 2010 and other costs associated with the activation of activities at the holding company level and entrance into business by BOMC.

FINANCIAL CONDITION

The Company’s decrease in total assets to $134.6 million as of September 30, 2010 represents an 11.6% decline, or approximately $17.7 million, from total assets of $152.3 million as of December 31, 2009.  The decline is centered in overnight Federal funds sold, which were temporarily augmented by both brokered and non-brokered non-locally generated deposits and secured overnight FHLB advances.   Asset balances as of December 31, 2009 had been augmented to facilitate potential business opportunities and increase certain borrowing capacity levels presently tied to quarter-end asset totals.

Investments

Total investments increased by approximately $4.6 million from $13.9 million as of December 31, 2009 to $18.5 million as of September 30, 2010.  The following schedule provides an overview of the types of investments on the Company’s books at the date noted and at their carrying value in thousands of dollars:

	September 30, 2010 (unaudited)		December 31, 2009 (audited)
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Municipal obligations	$496	2.7%	$494	3.6%
Non-mortgage-backed US Government Agency obligations	2,652	14.3%	2,626	18.9%
Mortgage-backed securities	5,146	27.8%	7,328	52.9%
Asset-backed securities	10,226	55.2%	3,407	24.6%
Total investments	$18,520	100.0%	$13,855	100.0%

The expected weighted life of the Company’s investment portfolio is approximately four years. Additional information regarding the composition, maturities, and yields of the security portfolio as of September 30, 2010 is found in Note 4 of the Company’s financial statements included within this document.

Loans

Total gross loans as of September 30, 2010 were $83.3 million, an increase of approximately $3.2 million from $80.1 million at December 31, 2009. Outstanding loan balances increased in all but commercial loans, with the most monetary growth occurring in non-construction real estate loans, where the total grew by approximately $2.6 million or 6.5%.

The table below sets forth the changes from December 31, 2009 to September 30, 2010 in the composition of the loan portfolio:

	September 30, 2010 (unaudited)		December 31, 2009 (audited)
	Amount	Percentage of	Amount	Percentage of
(unaudited)	Outstanding	Total	Outstanding	Total
	(Dollars in Thousands)		(Dollars in Thousands)
Commercial loans	$25,812	30.9%	$26,520	33.0%
Real estate loans	43,202	51.8%	40,566	50.5%
Real estate - construction	6,838	8.2%	5,656	7.1%
Other loans	7,582	9.1%	7,516	9.4%
Total Loans (excluding fees)	83,434	100.0%	80,258	100.0%

Add: Purchase Premium	22		30
Add: Unamortized Costs	89		81
Less: Deferred Fees	(205)		(253)
Less - Allowance for loan losses	(1,863)		(1,202)
Net loans	$81,477		$78,914

Of the Bank’s total loans outstanding as of September 30, 2010, 29.5% were due in one year or less, 27.3% were due in one to five years, and 43.2% were due after five years.  As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank.  The following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of September 30, 2010

		Maturing
	Within One	One to Five	After Five
(unaudited)	Year	Years	Years	Total
	(Dollars in thousands)
Commercial	$16,915	$6,726	$2,171	$25,812
Real Estate	—	14,655	28,547	43,202
Real Estate-Construction	6,838	—	—	6,838
Other Loans	853	1,441	5,288	7,582
Total	$24,606	$22,822	$36,006	$83,434

Loans with pre-determined interest rates	$1,937	$8,937	$7,515	$18,389
Loans with floating or adjustable rates	22,669	13,885	28,491	65,045
Total	$24,606	$22,822	$36,006	$83,434

Of the gross loan dollars outstanding as of September 30, 2010, approximately 78.0% had adjustable rates.  Approximately 61.2% of the loan dollars of these adjustable rate loans have interest rates tied to the prime rate and are subject to changes in the rate index immediately when the prime rate is changed.

The balance of the adjustable rate loans are tied to other indices subject to periodic adjustment prior to the contract maturity.

Commercial Loans

The Bank offers a variety of commercial loans, including secured and unsecured term and revolving lines of credit, equipment loans and accounts receivable loans.  As of September 30, 2010, approximately 79.3% of the commercial loans had adjustable rates.  The Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and the ability to service the debt, although the Bank may rely on the liquidation of the underlying collateral as a secondary payment source, where applicable.  Should the borrower default and the Bank forecloses on the assets, the Bank may not be able to recover the full amount of the loan.

Real Estate/ Construction Loans

The Bank’s real estate loans are secured primarily by commercial property, including a significant percentage in multi-family complexes.  Approximately 74.6% of the real estate loans are adjustable during the term of the loan.  Approximately 57.1% of the real estate loans have a remaining maturity between five and ten years.  As of September 30, 2010, the weighted average ratio of the current loan extension to the underlying value of the property was approximately 47%.  No individual loan to value ratio exceeded 79%.

Other Loans

The Bank offers other types of loans, including home equity lines of credit.  Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 79% of the appraised value of the borrower’s property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into and may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers.  Since inception through September 30, 2010, these had been limited to undisbursed commitments to extend credit to both businesses and individuals.  Beginning with the second quarter of 2008, the Bank issued several letters of credit for the first time.  The outstanding balance was approximately $88,000 as of September 30, 2010. All commitments noted above were associated with loans and were therefore subject to the same credit underwriting policies and practices as those used for the loans reflected in the financial statements.  When deemed advisable, the Bank obtains collateral to support such commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract.  Commitments generally have fixed expiration dates or other termination clauses, which may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. There was approximately $27.3 million in undisbursed loan commitments as of September 30, 2010, an increase of approximately $1.5 million or 5.7% from the December 31, 2009 amount of approximately $25.8 million.

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

The Bank had no non-performing assets as of September 30, 2010 and December 31, 2009.

Deposits and Borrowed Funds

Deposits are the Company’s primary source of funds.  The following table sets forth the amount of deposits outstanding by category at September 30, 2010 and December 31, 2009, and the net changes between the two periods.

	September 30,	December 31,	Variance
(dollars in thousands)	2010	2009	Dollars	Percent
	(unaudited)	(audited)
Deposit Classifications:
Noninterest-bearing deposits	$29,785	$29,647	$138	0.47%
Interest-bearing demand	2,816	4,026	(1,210)	-30.05%
Savings and money market	31,372	17,900	13,472	75.26%
Certificate of deposit $100,000 and over	34,772	54,352	(19,580)	-36.02%
Certificate of deposit less than $100,000	3,413	4,995	(1,582)	-31.68%
Total deposits	$102,158	$110,920	$(8,762)	-7.90%

As of September 30, 2010, 29.2% of the Company’s deposits were non-interest-bearing demand deposits, an increase from December 31, 2009 at 26.7%.  At September 30, 2010, the Bank held no funds in ‘reciprocal brokered funds’ or one-way buy under the CDARS program. Most funds have been placed with the Bank by local depositors at competitive rates within the Bank’s marketing area.  While the goal of the Bank is to fund credit commitments using local funding sources, it is anticipated that some of the future funding sources may include additional funds both brokered and from non-local sources.

The outflow of deposits in the Certificate of Deposits of $100,000 and over by approximately $19.6 million resulted from the non-renewal of non-local non-brokered deposits, which resulted in a decline in the category from approximately $21.1 million as of December 31, 2009 to approximately $14.8 million as of September 30, 2010.  This was coupled with the return of $16.5 million of ‘one-way-buy’ funds from the CDARS program, which were returned during January 2010.

The growth in Savings and Money-Markets deposits stems primarily from significant deposits from a few customers whose balances fluctuate with business needs.

The Analysis of Net Interest Income, found within this document, summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Bank’s two comparative quarters ended September 30, 2010 and 2009 and for the two comparative nine-month periods ended September 30, 2010 and 2009.

The following table shows the maturity of all of the Bank’s time deposits as of September 30, 2010:

Maturities	Amounts
(unaudited)	(in thousands)
Three months or less	$10,284
Over three and through twelve months	21,802
Over twelve months	6,100
Total	$38,186

The Bank has established borrowing lines with the Federal Home Loan Bank (“FHLB”).  At December 31, 2009, the Bank had borrowed $12.0 million from the FHLB collateralized by both loans and securities, most of which was borrowed for a short duration.  The average rate that was paid on FHLB borrowings was 4.36% for the quarter ended December 31, 2009.  At September 30, 2010, the Bank had borrowed $4.5 million from the FHLB collateralized by securities.  The average rate that was paid on FHLB borrowings was 4.38% for the quarter ended September 30, 2010.

Asset Quality and Allowance for Loan Losses

The Bank maintains an allowance for loan losses (“ALLL”) to provide for potential losses in its loan portfolio.  Additions to the allowance are made by charges to operating expense in the form of a provision for loan losses.  All loans that are judged to be uncollectible will be charged against the allowance, while recoveries would be credited to the allowance.  The Bank has instituted loan policies designed primarily for internal use, to adequately evaluate and assess the analysis of the risk factors associated with the Bank’s loan portfolio, to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance.  The Bank conducts an evaluation on the loan portfolio monthly.

The calculation of the adequacy of the ALLL necessarily includes estimates by management applied to known loan portfolio elements.  The Bank employs a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio.  The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free.  Modest, average and acceptable risk loans are assigned point values of “3”, “4”, and “5”, respectively.  Loans on the watch list, which are considered pass credits, are assigned a point value of “6.”  Point values of “7,” “8,” “9” and “10” are assigned, respectively, to loans classified as special mention, substandard, doubtful and loss. Using these risk factors, management continues the analysis of the general reserves applying quantitative factors based upon different risk scenarios.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of September 30, 2010, the Company and the Bank exceeded all applicable capital adequacy requirements.

Under the Federal Reserve Board’s guidelines, Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more.  However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis required to be considered “well capitalized” under generally applicable regulatory guidelines as of September 30, 2010.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of September 30, 2010:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$26,346	27.7%	$7,600	8%	$9,501	10%
Tier 1 Capital (risk-weighted assets)	$25,152	26.5%	$3,800	4%	$5,700	6%
Tier 1 Capital (average assets)	$25,152	19.2%	$5,245	4%	$6,556	5%

Bank
Total Capital (risk-weighted assets)	$22,481	24.3%	$7,412	8%	$9,265	10%
Tier 1 Capital (risk-weighted assets)	$21,314	23.0%	$3,706	4%	$5,559	6%
Tier 1 Capital (average assets)	$21,314	16.5%	$5,173	4%	$6,467	5%

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

The Bank also has had liquidity as a net seller of overnight federal funds at a level that would cushion in part any unexpected increase in demand for loans or decrease in funds deposited.  During the three-month period ended September 30, 2010, the Company had an average balance of $15.7 million in overnight federal funds sold representing approximately 12% of our average assets.  This ratio is above the minimum guideline of 3% established in the Bank’s liquidity policy.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities.  As of December 31, 2009, liquid assets (including cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral), as a percentage of the Company’s deposits, were 57%.  As of September 30, 2010, liquid assets as a percentage of the Company’s deposits, although declining, remained acceptable at 41% due primarily to the reduction in the Federal funds sold, associated with the reduction of the CDARS deposits, FLHB advances, and non-local deposits.

While liquidity has not been a major concern in either 2010 or 2009, management has established and is seeking to establish secondary sources of liquidity.  The Bank maintains a line of credit totaling $3 million with a correspondent bank for the purchase of overnight federal funds.  The line is subject to availability of funds and has restrictions as to the number of days used during defined periods of time.  Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits acquired with deposit brokers, but also deposits bearing effective yield more than 75 basis points above the prevailing market rates), typically attracting large certificates of deposits at high interest rates.  The Bank had a no “brokered deposits” as of September 30, 2010 but held $16.5 million as of December 31, 2009, all of which was returned by the end of January 2010. The Bank has established a credit line with the Federal Home Loan Bank of San Francisco and has outstanding as of September 30, 2010 a five-year fixed rate advance of $4.5 million at 4.38%, which was established to stabilize the funding source of certain longer-term assets.

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

Credit Risk

Credit risk generally arises as a result of the Bank’s lending activities, but may also be present in the Bank’s investment functions.  To manage the credit risk inherent in our lending activities, the Bank relies on the adherence to underwriting standards and loan policies as well as our allowance for loan losses.  The Bank employs frequent monitoring procedures and takes prompt corrective action when necessary.  Additionally, the Bank’s loan portfolio and the ALLL methodology are expected to be examined on a regular basis by both regulatory agencies and independent loan review professionals.

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

The potential impact of interest rate risk is significant because of the liquidity and capital adequacy consequences that reduced earnings or losses may imply.  While the Company recognizes and accepts that interest rate risk is a routine part of banking operations, the objective of interest rate risk management is to measure, monitor and control exposure of net interest income to excessive risks associated with interest rate movements.

Understanding the inherent weakness in traditional gap analysis to properly measure interest rate risk, the Bank employs modeling techniques which measure the affect of interest rate shocks on the net interest income and the market value of equity on the Bank’s existing mix of assets and liabilities.

The results of the model’s simulations on the potential loss of net interest income as of September 30, 2010 reflect the following:

Earnings at Risk

(unaudited)
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Net Interest
(in basis points)	Guideline	Income
-400	-20%	-0.5%
-300	-15%	-0.3%
-200	-10%	-0.1%
-100	-5%	-0.1%
+100	-5%	4.5%
+200	-10%	8.1%
+300	-15%	11.3%
+400	-20%	14.3%

The method employed in rate shocking the earnings at risk was “ramping” (i.e., changing the indicated rate movement gradually over a 12 month horizon).  Based upon the model simulation as of September 30, 2010, the Bank’s interest rate risk exposure as measured by rate movement on net interest income is within policy guidelines.

The results of the model’s simulations on the potential loss of the Company’s equity as of September 30, 2010 reflect the following:

Market Value of Equity

(unaudited)
Rate	Maximum	% (Loss) Gain
Shock	Policy	in Market
(in basis points)	Guideline	Value of Equity
-400	-40%	21.2%
-300	-30%	19.0%
-200	-20%	9.8%
-100	-10%	3.2%
+100	-10%	-2.9%
+200	-20%	-5.8%
+300	-30%	-6.3%
+400	-40%	-6.7%

The method employed in rate shocking the market value of equity is referred to as “regulatory shock”, i.e., changing the indicated rates instantaneously.

Based upon the model simulation as of September 30, 2010, the Bank interest rate exposure as measured by rate movement on the market value of the Bank’s equity is within policy guidelines.

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

During the quarter ended September 30, 2010, there were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 1A. – Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this item as a part of the Form 10-Q.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

Not Applicable.

Item 4 – (Removed and Reserved)

Item 5 – Other Information

Item 6 – Exhibits

Exhibit Number	Index to Exhibits
31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Interim President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP

Date:	November 12, 2010	/s/ Harry W. Chenoweth
Harry W. Chenoweth
Interim President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2010	/s/ Dean Fletcher
Dean Fletcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)