Form 10-K
period 2010-12-31
Manhattan Bancorp
filed 2011-03-30
CIK 1387632

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

Commission File Number 000-54116

MANHATTAN BANCORP
(Exact name of registrant as specified in its charter)

California State or other jurisdiction of incorporation of organization	20-5344927 I.R.S. Employer Identification No.

2141 Rosecrans Avenue, Suite 1160
El Segundo, California 90245
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (310) 606-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2010 was approximately $9,868,985.

         As of March 24, 2011, there were 3,987,631 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's definitive proxy statement for the 2011 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report.

Manhattan Bancorp
December 31, 2010

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Manhattan Bancorp and its subsidiaries (collectively, the "Company") intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are "forward-looking statements" for purposes of Federal and state securities laws. Words such as "will likely result," "aims," "anticipates," "believes," "could," "estimates," "expects," "hopes," "intends," "may," "plans," "projects," "seeks," "should," "will," and variations of these words and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements are based on the Company's current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company's actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: the impact of changes in interest rates; a continuing decline in economic conditions; increased competition among financial service providers; the Company's ability to attract deposit and loan customers; the quality of the Company's earning assets; government regulation; and management's ability to manage the Company's operations. For further discussion of these and other risk factors, see "Item 1A. Risk Factors."

        Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

 PART I

ITEM 1.    BUSINESS

General

        Manhattan Bancorp, a California corporation ("Bancorp") was incorporated in August 2006. Bancorp has one banking subsidiary, Bank of Manhattan, N.A. (the "Bank"). The Bank is a nationally-chartered banking association organized under the laws of the United States, which commenced its banking operations on August 15, 2007. Bancorp operates primarily through the Bank, and the investment in the Bank is its principal asset. The Bank is located in El Segundo, California and at December 31, 2010 had $151 million in assets, $91 million in net loans receivable and $124 million in deposits.

        On October 1, 2009, Bancorp, through its wholly-owned subsidiary, MBFS Holdings, Inc. ("MBFS"), acquired a 70% interest in BOM Capital, LLC (formerly Bodi Capital LLC) ("BOMC"), a full-service mortgage-centric broker/dealer. On November 30, 2010, a recapitalization and restructuring was completed whereby a newly-formed limited liability company, Manhattan Capital Markets LLC ("MCM"), acquired 100% of BOMC in a multi-step transaction. MBFS holds a 70% interest in MCM. MCM is located in Calabasas, California and at December 31, 2010 had $2 million in assets primarily in cash or cash equivalent balances. References throughout the remainder of this Annual Report on Form 10-K to MCM shall be deemed to include BOMC and MCM's other direct and indirect subsidiaries.

        Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to examination and regulation by the Federal Reserve Board (the "FRB"). The Bank is subject to supervision, examination and regulation by the Office of the Comptroller of Currency ("the "OCC"). As a nationally chartered financial institution, the Bank is a Federal Reserve Bank member. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum limits thereof.

        Unless the context requires otherwise, references in this Annual Report on Form 10-K to the "Company," "we" or "us" refers to Bancorp and its consolidated subsidiaries, the Bank and MBFS, and its subsidiary, MCM.

Banking Services

        The Bank's primary goal is to operate and grow into a profitable community-oriented financial institution serving primarily entrepreneurs, small and medium-sized businesses, business service professionals and owners/owner-users of commercial, industrial, and multi-family properties in the Los Angeles County market area.

        The Bank promotes relationship-based products and services to meet the banking needs of its defined customer base. It offers a full range of deposit products including non-interest bearing demand deposits and interest bearing checking accounts, savings accounts and certificates of deposit. Wire transfers, electronic bill payment, overdraft protection, and assorted retail banking services are offered to all customers, and the Bank offers cash management services to its commercial checking account customers.

        The Bank originates loans based on specific underwriting guidelines. A large portion of these loans are secured by commercial real estate. However, the Bank does offer both secured and unsecured commercial term loans and lines of credit, and construction loans for individual and commercial properties. To a much lesser extent, the Bank has made home equity and other consumer loans. In October 2010, the Bank began to originate consumer mortgages with the intent to resell the majority of such loans to qualified investors. The Bank has not, nor does it intend, to originate loans that are deemed sub-prime credits.

        The Bank offers Internet banking services, which allow customers to review their account information, issue stop payment orders, pay bills, transfer funds, order checks and inquire about credit products electronically. It also offers qualified customers the ability to process deposits through remote item capture from their place of business.

Capital Market Services

        The Company offers mortgage related advisory and broker/dealer services through its indirect subsidiary MCM. MCM provides both fee and incentive based consulting services to banks, mortgage bankers and institutional investors. MCM's subsidiary, BOMC, trades mortgage loans and mortgage backed securities with institutional investors. BOMC is subject to regulatory supervision by the Financial Industry Regulatory Authority ("FINRA") and the U.S. Securities and Exchange Commission ("SEC"). Further, the Federal banking agencies expect banking organizations in their oversight role over functionally regulated subsidiaries, such as registered investment advisors, to assure appropriate controls are maintained that include establishing alternative sources of emergency support from the parent holding company, non-bank affiliates or external third parties, prior to seeking support from the bank; instituting effective policies and procedures for identifying potential circumstances triggering the need for financial support and the process for obtaining such support; implementing effective controls, including stress testing and compliance reviews; implementing policies and procedures to ensure compliance with disclosure and advertising requirements to clearly differentiate the investments in advised funds from obligations of the bank or insured deposits; and ensuring proper management, regulatory and financial reporting of contingent liabilities arising out of its investment advisory activities. The Company believes it has taken appropriate action to implement and audit compliance with these requirements.

        Incentive based investment advisory services are provided through Manhattan Investment Management Services Inc. ("MIMS") an indirect wholly-owned subsidiary of MCM. MIMS currently has an application pending with the State of California to be a registered Investment Adviser and will be regulated by the State of California, if approved.

        MCM also provides consulting services to others through its two other indirect wholly-owned subsidiaries Manhattan Advisor Services Inc, ("MASI"), which provides general consulting, and Manhattan Mortgage Warehouse Inc. ("MMW"), which specializes in mortgage warehouse lending consulting.

Competition and Geographic Market Area

        The relevant geographical market for the Bank is Los Angeles County. Utilizing the El Segundo headquarters as the hub, the Bank's business development officers serve existing and solicit prospective customers from outlying areas, such as the South Bay, Westside, downtown Los Angeles, South Los Angeles and other surrounding communities. As a business-oriented bank, most of the day-to-day banking activity is conducted through the use of in branch banking services and remote deposit capture devices.

        The banking business in California generally, and specifically in the market area which we serve, is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. The industry continues to consolidate, directly affected by the more recent economic downturn, and strong, unregulated competitors continue to enter the banking markets with focused products targeted at highly profitable customer segments. Many generally unregulated competitors have been able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue. We compete for loans and deposits with other commercial banks, as well as with savings and loan associations, credit unions, thrift and loan companies, and other financial and non-financial institutions, including finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services which we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits.

        In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the interest rates of those products as well as the other terms on which they are offered to customers. Mergers and acquisitions by and between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to Federal and state interstate banking laws and failed bank receivership opportunities, which permit banking organizations to expand geographically.

        Technological innovation has also resulted in increased competition in the financial services market as customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer online banking, ATMs, self-service branches, and/or in-store branches.

        In order to compete effectively, we have created a sales and service culture that combines the experience of our senior officers, which includes the extensive sales orientation of larger financial institutions, with the commitment to service and a focus on the individual needs of our clients, which is found at the best community banks. We seek to provide a level of service and decision-making responsiveness not generally offered by larger institutions while at the same time providing management sophistication not universally found at local community banks.

        As noted above, our primary service area consists of the County of Los Angeles, with a particular emphasis on the Westside, South Bay and Los Angeles airport areas. As in most major U.S. cities, large banks dominate the banking industry in Los Angeles County. However, rather than these large financial institutions, we believe our primary competitors for the small and medium-sized business customer are other community banks that can provide the service and responsiveness attractive to small and medium-sized business customers.

        The Bank monitors concentrations of funds which are provided by a single investor or from a single related source on a monthly basis to assist in its assessment of liquidity. As of December 31, 2010 there were nine relationships representing approximately 42.5% of all Bank deposits.

Employees

        As of December 31, 2010, the Company had 73 full-time employees. None of our employees are represented by a union or covered by a collective-bargaining agreement.

Economic Conditions and Legislative and Regulatory Developments

        The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. These rates are highly sensitive to many factors that are beyond the Company's control and cannot be predicted, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

        The Company's business is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies. The FRB implements national monetary policies (with objectives such as maintaining price stability and reducing unemployment) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

        From time to time, Federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In response to the economic downturn and financial industry instability, legislative and regulatory initiatives were, and are expected to continue to be, introduced and implemented, which substantially intensify the regulation of the financial services industry. Moreover, especially in the current economic environment, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance and continuation of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank")

        Dodd-Frank represents landmark legislation, which followed other legislative and regulatory initiatives in 2008 and 2009 in response to the recent economic downturn and financial industry instability. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Dodd-Frank includes, among other things, the following: (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) expanded FDIC resolution authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions; (iii) the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment; (iv) enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks; (v) requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries; (vi) the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions; (vii) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250 thousand and an extension of Federal deposit coverage until January 1, 2013 for the full net amount held by depositors in non-interesting bearing transaction accounts; (viii) authorization for financial institutions to pay interest on business checking accounts; (ix) changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution's deposit base, but instead, will be its average consolidated total assets less its average tangible equity and increase the minimum reserve ratio for the Deposit Insurance Fund (the "DFI") from 1.15% to 1.35%; (x) the elimination of remaining barriers to de novo interstate branching by banks; (xi) expanded restrictions on transactions with affiliates and insiders and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions; (xii) the transfer of oversight of Federally chartered thrift institutions to the OCC and state-chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision; (xiii) provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (1) stockholder advisory votes on executive compensation, (2) executive compensation "clawback" requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (3) enhanced independence requirements for compensation committee members, and (4) authority for the SEC to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company's proxy statement; and (xiv) the creation of a Consumer Financial Protection Bureau, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and examine and enforce these regulations on banks with more than $10 billion in assets.

        The Company cannot predict the extent to which the interpretations and implementation of this wide-ranging Federal legislation may affect it. Many of the requirements of Dodd-Frank will be implemented over time and most will be subject to regulations implemented over the course of several years. There can be no assurance that these or future reforms (such as possible new standards for commercial real estate lending or new stress testing guidance for all banks) arising out of studies and reports required by Dodd-Frank will not significantly increase the Company's compliance or other operating costs and earnings or otherwise have a significant impact on its business, financial condition and results of operations. Dodd-Frank is likely to impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Company's business. As a result of the changes required by Dodd-Frank, the profitability of the Company's business activities may be impacted and it may be required to make changes to certain of its business practices. These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

EESA and ARRA

        Previous legislation enacted in response to the recent economic downturn and financial industry instability included the Emergency Economic Stabilization Act of 2008 ("EESA"), enacted on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 ("ARRA"), enacted on February 17, 2009. Pursuant to EESA, the United States Department of the Treasury ("U.S. Treasury") was authorized to create the $700 billion Troubled Assets Relief Program ("TARP") to purchase, insure, hold and sell a wide variety of financial instruments, and, as implemented under the Capital Purchase Program ("CPP"), included authorization for up to $250 billion in senior preferred stock of qualifying United States banks and savings associations or their holding companies.

        In order to participate in the CPP, financial institutions were required to adopt certain standards for executive compensation and corporate governance imposed by EESA. These standards generally applied to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards included (1) ensuring that incentive compensation for senior executives did not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that were later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500 thousand for each senior executive.

        ARRA amended EESA and imposed certain new, more stringent executive compensation and corporate expenditure limits on all current and future TARP recipients. The executive compensation standards under ARRA include, but are not limited to, (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee's total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to the public interest, (vi) required establishment of a companywide policy regarding "excessive or luxury expenditures," and (vii) inclusion in a participant's proxy statements for annual stockholder meetings of a non-binding "Say on Pay" stockholder vote on the compensation of executives.

        The Company elected to participate in the CPP and in December 2008 issued $1.7 million worth of preferred stock to the Treasury Department pursuant to this program. Following the receipt of additional capital from a private placement, the Company sought and received permission to repurchase the $1.7 million worth of preferred stock form the Treasury Department in September 2009. Shortly thereafter, the Company reached an agreement regarding the value of the warrant issued in conjunction with the CPP with the redemption completed in October 2009. Certain reporting requirements associated with the Company's participation continued into 2010. The Company complied with all such requirements through August 31, 2010, the date on which it ceased being subject to such requirements.

International Capital and Liquidity Initiatives

        The international Basel Committee on Banking Supervision (the "Basel Committee") is a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. In December 2009, the Basel Committee released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements, commonly referred to as "Basel III." The Group of Twenty Finance Ministers and Central Bank Governors (commonly referred to as the G-20), including the United States, endorsed the Basel III reform package and their proposed phase in timelines in November, 2010. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes (i) a "capital conservation buffer" on top of the minimum requirement designed to absorb losses in periods of financial and economic distress, and (ii) an additional required countercyclical buffer percentage to be implemented according to a particular nation's circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee's intention to introduce higher capital requirements on securitization and trading activities at the end of 2011.

        The Basel III liquidity proposals have three main elements: (i) a "liquidity coverage ratio" designed to meet the bank's liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a "net stable funding ratio" designed to promote more medium and long-term funding over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors.

        Implementation of Basel III in the United States will require implementing regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how United States banking regulators will define "well-capitalized" in their implementation of Basel III and to what extent and when smaller banking organizations in the United States will be subject to these regulations and guidelines. Basel III standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios.

        Dodd-Frank also includes provisions related to increased capital and liquidity requirements. Such provisions would establish minimum leverage and risk-based capital requirements on a consolidated basis for all depository institution holding companies and insured depository institutions that cannot be less than the strictest requirements in effect for depository institutions as of the date of enactment, July 21, 2010.

Federal Banking Agency Compensation Guidelines

        Guidelines adopted by the Federal banking agencies pursuant to the Federal Deposit Insurance Act ("FDI Act") prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In June 2010, the Federal bank regulatory agencies jointly issued additional comprehensive guidance on incentive compensation policies (the "Incentive Compensation Guidance") intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization's supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

        On February 7, 2011, the Board of Directors of the FDIC approved a joint proposed rulemaking to implement Section 956 of Dodd-Frank for banks with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would move the U.S. closer to aspects of international compensation standards by 1) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions described above; 2) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; 3) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; 4) requiring policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and 5) requiring annual reports on incentive compensation structures to the institution's appropriate Federal regulator. A joint rule making proposal will be published for comment by all of the banking agencies and the SEC, among other agencies.

        The scope, content and application of the U.S. banking regulators' policies on incentive compensation continue to evolve in the aftermath of the economic downturn. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company and the Bank to hire, retain and motivate key employees.

Supervision and Regulation

General

        The Company, the Bank, MBFS and its subsidiary, MCM, are extensively regulated under both Federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of the Company and the various affiliated companies. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company

Bank Holding Company Regulation

        As a bank holding company, Bancorp is subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended ("BHCA"). Accordingly, Bancorp is subject to the FRB's regulations and its authority to:

  •
  Require periodic reports and such additional information as the FRB may require regarding the operations of the bank holding company and its nonbank subsidiaries;

  •
  Require bank holding companies to maintain increased levels of capital;

  •
  Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

  •
  Restrict the ability of bank holding companies to declare dividends or obtain dividends or other distributions from their subsidiary banks;

  •
  Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

  •
  Take formal or informal enforcement action or issue other supervisory directives and assess civil money penalties for non-compliance under certain circumstances;

  •
  Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination;

  •
  Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations; and

  •
  Approve acquisitions and mergers with banks and consider certain competitive, management, financial or other factors in granting these approvals in addition to similar California or other state banking agency approvals which may also be required.

        Subject to prior notice or FRB approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain "financial holding company" status pursuant to the Gramm-Leach-Bliley Act of 1999 ("GLBA") may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be "financial in nature" or are incidental or complementary to activities that are financial in nature without prior FRB approval. Pursuant to GLBA and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act ("CRA"), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. Bancorp has not elected financial holding company status and neither Bancorp nor the Bank has engaged in any activities determined by the FRB to be financial in nature or incidental or complementary to activities that are financial in nature.

Securities Exchange Act of 1934

        Bancorp is subject to the public reporting requirements of the Securities and Exchange Act of 1934, as amended, generally applicable to publicly held companies. Its securities are registered with the SEC under Section 12(g) of the Exchange Act, which requires the filing of periodic reports and proxy statements, as well as certain other reporting obligation.

Sarbanes-Oxley Act of 2002

        Bancorp is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation and the derivative regulation and rule-making promulgated by the Securities and Exchange Commission include:

  •
  the creation of an independent accounting oversight board;

  •
  auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

  •
  additional corporate governance and responsibility measures, including the requirement that the Chief Executive Officer and Chief Financial Officer certify financial statements;

  •
  a requirement that companies establish and maintain a system of internal control over financial reporting and that an independent accountant provide to the company an independent opinion regarding its assessment of the effectiveness of such internal control over financial reporting; (this requirement does not apply to smaller reporting companies such as Bancorp);

  •
  a requirement that the company's independent accountants provide an attestation report with respect to the company's internal control over financial reporting (this requirement does not apply to smaller reporting companies such as Bancorp);

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

  •
  mandatory disclosure by analysts of potential conflicts of interest; and

  •
  a range of enhanced penalties for fraud and other violations.

The Bank

        The Bank, as a nationally chartered bank, is subject to primary supervision, periodic examination, and regulation by the OCC. To a lesser extent, the Bank is also subject to certain regulations promulgated by the FRB and the FDIC, as administrator of the DIF. The Federal bank regulatory agencies have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution's capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits.

Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the OCC, and separately the FDIC as insurer of the Bank's deposits, have residual authority to:

  •
  Require affirmative action to correct any conditions resulting from any violation or practice;

  •
  Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

  •
  Restrict the Bank's payment of dividends;

  •
  Restrict the Bank's growth geographically, by products and services, or by mergers and acquisitions;

  •
  Enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

  •
  Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination;

  •
  Remove officers and directors and assess civil monetary penalties; and

  •
  Take possession of and close and liquidate the Bank.

Dividends

        The ability of the Bank to pay dividends is subject to certain legal limitations. No national bank may pay dividends from its capital; all dividends must be paid out of net profits then on hand, after deducting for expenses including losses and bad debts. The payment of dividends out of net profits of a national bank is further limited by a limitation, which prohibits a bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock, or if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank's net profits of the preceding half-year, in the case of quarterly or semi-annual dividends, or the preceding two consecutive half-year periods, in the case of annual dividends, are transferred to the surplus fund before each dividend is declared.

        The approval of the OCC is required, if the total of all dividends declared by a national bank in any calendar year shall exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The OCC has adopted guidelines, which set forth factors which are to be considered by a national bank in determining the payment of dividends. A national bank, in assessing the payment of dividends, is to evaluate the bank's capital position, its maintenance of an adequate allowance for loan and lease losses, and the need to review or develop a comprehensive capital plan, complete with financial projections, budgets and dividend guidelines. Therefore, the payment of dividends by a national bank is also governed by its ability to maintain minimum required capital levels and an adequate allowance for loan and lease losses. Additionally, the OCC may prohibit the payment of any dividend that would constitute an unsafe and unsound banking practice.

        The ability of Bancorp and any non-bank subsidiary to pay dividends may also be limited by applicable state law. For example, the California General Corporation Law prohibits Bancorp from paying dividends on our common stock unless: (i) retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend the sum of Bancorp's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities and the current assets of Bancorp would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense of the two preceding fiscal years was less than the average of its interest expense of the two preceding fiscal years, at least equal to 125% of its current liabilities.

        Shareholders are entitled to receive dividends only when and if declared by Bancorp's Board of Directors. Bancorp presently intends to follow a policy of retaining earnings, if any, for the purpose of increasing its net worth and reserves. Accordingly, it is anticipated that no cash dividends will be declared in the foreseeable future, and no assurance can be given that Bancorp's earnings will permit the payment of dividends of any kind in the future. The future dividend policy of Bancorp will be subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, liquidity, and general business conditions.

Capital Adequacy Requirements

        Bank holding companies and banks are subject to various regulatory capital requirements administered by state and Federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments discussed above. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2010, Bancorp's and the Bank's capital ratios exceeded the minimum percentage requirements to be deemed "well capitalized" for regulatory purposes

        The current risk-based capital guidelines for bank holding companies and banks adopted by the Federal banking agencies are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. As of December 31, 2009 and December 31, 2010, the Bank's Total Risk-Based Capital Ratio was 27.0% and 22.4% respectively, and its Tier 1 Risked-Based Capital Ratio was 25.8% and 21.2% respectively.

        Qualifying capital is classified depending on the type of capital:

  •
  "Tier 1 capital" currently includes common equity and capital received from trust preferred offerings, subject to the new provisions of Dodd-Frank. Under Dodd-Frank, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, are no longer be able to include trust preferred securities as Tier 1 regulatory capital after the end of a 3-year phase-out period beginning 2013, and would need to replace any outstanding trust preferred securities issued prior to May 19, 2010 with qualifying Tier 1 regulatory capital during the phase-out period. For institutions with less than $15 billion in total consolidated assets, existing trust preferred capital will still qualify as Tier 1. Small bank holding companies with less than

    $500 million in assets could issue new trust preferred securities that could still qualify as Tier 1, however the market for any new trust preferred capital raises is uncertain.

  •
  "Tier 2 capital" includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under Dodd-Frank, trust preferred securities will be treated as Tier 2 capital.

  •
  "Tier 3 capital" consists of qualifying unsecured debt. The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier 1capital.

        Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed "well capitalized" a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively.

        In addition to the requirements of Dodd-Frank and Basel III, the Federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

        Bancorp and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to Federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank's particular circumstances warrant. As of December 31, 2010, the Bank's leverage capital ratio was 16.6%, and the Company's leverage capital ratio was 18.1%, both ratios exceeding regulatory minimums.

Prompt Corrective Action Provisions

        The FDI Act provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their Federal banking regulators. Among other things, it requires the relevant Federal banking regulator to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate Federal banking regulator under the prompt corrective action rules generally depend upon an institution's classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio.

        A depository institution's capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank will be: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

        The FDI Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. The regulatory agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

        The appropriate Federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate Federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Deposit Insurance

        The FDIC is an independent Federal agency that insures deposits, up to prescribed statutory limits, of Federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250 thousand and all non-interest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC's DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. In November 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank prepaid its assessments based on the calculations of the projected assessments at that time.

        As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by 2020; (3) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (4) continues the FDIC's authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDI Act continues to require that the FDIC's Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027. In connection with these changes, the Company expects its FDIC deposit insurance premiums to increase.

        On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution, excluding debt guaranteed under the Temporary Liquidity Guarantee Program (the "TLGP"), to the extent that all such debt exceeds 3 percent of the other insured depository institution's Tier 1 capital. The new rule is expected to take effect for the quarter beginning April 1, 2011.

        The Bank's FDIC insurance expense totaled $190 thousand for 2010. FDIC insurance expense includes deposit insurance assessments and Financing Corporation ("FICO") assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. Total FICO assessments totaled $10 thousand for 2010.

        The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on the Company's earnings and could have a material adverse effect on the value of, or market for, Bancorp's common stock.

        The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank's depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank's charter by the OCC.

Interstate Banking and Branching

        Under the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994, as amended by Dodd-Frank, bank holding companies and banks generally have the ability to acquire or merge with banks in other states, and banks may also acquire or establish new branches to the same extent as banks established in any other state and provided they satisfy supervisory requirements for such expansion. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently has no interstate branches.

Operations and Consumer Compliance Laws

        The Bank must comply with numerous Federal anti-money laundering, data security, privacy and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various Federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and Bancorp are also subject to Federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

        These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

ITEM 1A.    RISK FACTORS

        In addition to the other information on the risks the Company faces and our management of risk contained in this annual report or in our regulatory filings, the following are the most significant risks which may adversely affect our business and operations. Events or circumstances arising from one or more of these risks could adversely affect the Company's business, financial condition, operating results and prospects, and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face, and additional risk may also impair our business operations and results. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This discussion of risk factors may include forward-looking statements. For cautions about relying on such forward-looking statements, please see the initial page of this Report on Form 10-K.

WE DO NOT HAVE A HISTORY OF PROFITABILITY.

        The Company has incurred net losses of $4.7 million, $5.0 million, $4.4 million and $2.2 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively. The losses that occurred during the current year were, to some degree, the results of anticipated costs associated with developing our operating infrastructure. There were also unanticipated costs associated with executive management transitions. The effects of the current economic downturn may continue to adversely impact the Company's overall financial performance and results of operations. There can be no assurance that the Company will achieve profitability in the future.

DIFFICULT MARKET CONDITIONS HAVE ADVERSELY AFFECTED OUR INDUSTRY.

        Declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have significantly reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

        A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the banking industry. In particular, the Company may face the following risks in connection with these events:

  •
  The Company expects to face increased regulation of the banking industry. Compliance with such regulation may increase costs and limit the Company's ability to pursue business opportunities.

  •
  Market developments may continue to affect consumer confidence levels and may cause further declines in credit card usage and adverse changes in payment patterns, causing increased delinquencies and default rates, which could impact our charge-offs and provision for credit losses.

  •
  The process the Company uses to estimate losses inherent in its credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impact the ability of our borrowers to repay their loans or affect the value of assets. During uncertain economic times, these assessments are more difficult, and can impact the reliability of the process.

  •
  The Company's ability to borrow from other financial institutions could be adversely affected by further disruptions in the capital markets or other events.

  •
  Competition in the banking industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

        Overall, during the past several years, the general business environment has had an adverse effect on business in our market area and there is no assurance that the environment will improve in the near future. Until conditions improve, we expect that our business, financial condition and results of operations will be negatively impacted.

POOR ECONOMIC CONDITIONS IN THE SOUTHERN CALIFORNIA REAL ESTATE MARKET MAY CAUSE US TO SUFFER HIGHER DEFAULT RATES ON OUR LOANS AND DECREASED VALUE OF THE ASSETS WE HOLD AS COLLATERAL.

        A substantial majority of our assets and deposits have been and will be generated in Southern California, and at December 31, 2010, approximately 59% of the Company's loans were real estate loans, most of which are secured by real property in Southern California. During 2010, the real estate market in Southern California continued to deteriorate significantly, as evidenced by declining prices, reduced transaction volume, and increased foreclosure rates, and this deterioration may be expected to result in an increase in the level of the Company's nonperforming loans, particularly commercial real estate loans. When real estate prices decline, the value of real estate collateral securing the Company's loans is reduced. As a result, the Company may experience greater charge-offs and, similarly, its ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and as a result the Company is more likely to suffer losses on defaulted loans. If this real estate trend in the Company's market areas continues or worsens, the result could be reduced income, increased expenses, and less cash available for lending and other activities, which could have a material and adverse effect on the Company's financial condition and results of operations.

WE MAY SUFFER LOSSES IN OUR LOAN PORTFOLIO DESPITE STRICT ADHERENCE TO UNDERWRITING PRACTICES.

        The Company attempts to mitigate the risks inherent in extending credit by adhering to specific underwriting practices, managed by credit professionals. These practices include analysis of a borrower's prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank's allowance for loan losses. If the Company's underwriting practices prove to be ineffective, the Company may incur losses in its loan portfolio, which could have a material and adverse effect on our financial condition and results of operations.

        Bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. This is also the practice of the Company's independent auditors. A review of the Bank's loans was completed as recently as October 2010 by a third party loan review, where all recommendations regarding the risk weighting of bank credits were implemented. While we believe that our allowance for loan losses is adequate to cover potential losses, we cannot guarantee that future increases to the allowance for loan losses may not be required by regulators or other third party loan review or financial audits. Any of these occurrences could materially and adversely affect our financial condition and results of operations.

WE COULD BE AT A DISADVANTAGE WHEN COMPETING FOR DEPOSITS AND LOANS WITH LARGER INSTITUTIONS THAT HAVE LARGER LENDING LIMITS AND ESTABLISHED CUSTOMER CONTACTS.

        Within the Los Angeles metropolitan area, the Company faces intense competition for loans, deposits, and other financial products and services. Increased competition within the Company's pricing market may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors.

        Many competitors offer the types of loans and banking services that the Company offers. These competitors include national banks, regional banks and other independent banks. The Company also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, mortgage banks and other financial intermediaries. In particular, the Company's competitors include financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. These institutions may be able to offer the same loan products and services the Company offers at more competitive rates and prices.

        If the Company is unable to attract and retain banking customers, it may be unable to maintain its loan portfolio and deposit levels, and its financial condition and results of operations may be materially and adversely affected.

WE ARE DEPENDENT ON KEY PERSONNEL AND THE LOSS OF ONE OR MORE OF THOSE KEY PERSONNEL MAY MATERIALLY AND ADVERSELY AFFECT OUR PROSPECTS.

        Competition for qualified employees in the banking industry is intense, and there are limited numbers of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. The Company's success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, finance, administrative, marketing and business development, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our progress towards profitability had been and continues to be highly dependent upon the abilities of key executives and certain other employees. There have been several changes in key executive positions since the Company's inception and there is no guarantee that other changes may not occur. If the Company fails to attract and retain the necessary personnel, the Company's financial condition and results of operations may be materially and adversely affected.

WE FACE LIMITS ON OUR ABILITY TO LEND.

        The Bank's legal lending limit as of December 31, 2010 was approximately $3.4 million. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. The Bank's lending limit affects our ability to seek relationships with the area's larger and more established businesses. We cannot be assured of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us. Moreover, to the extent that the Company incurs losses and does not obtain additional capital, the Company's lending limit, which depends upon the amount of its capital, will decrease, which could have a material and adverse effect on the Company's financial condition and results of operations.

INTEREST RATE FLUCTUATIONS AND OTHER CONDITIONS WHICH ARE OUT OF OUR CONTROL COULD HARM PROFITABILITY.

        Our net interest income before provision for loan losses and net income depends to a great extent on "rate differentials," i.e., the difference between the income we receive from our loans, securities and other earning assets, and the interest expense we pay on our deposits and other liabilities. These rates will be highly sensitive to many factors which will be beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest the Company receives on its loans and investment securities and the amount of interest it pays on deposits, it will also affect the Company's ability to originate loans and obtain deposits and its costs in doing so. It is impossible to predict the nature or extent of the effect on our operations of monetary policy changes or other economic trends over which we have no control, such as unemployment and inflation. In addition, factors like natural resource prices, international conflicts and terrorist attacks and other factors beyond our control may adversely affect our business. If the rate of interest the Company pays on its deposits and other borrowings increases more than the rate of interest it earns on its loans and other investments, the Company's net interest income, and therefore its financial condition and results of operations, could be materially and adversely affected. Similarly, the Company's financial condition and results of operations could be materially and adversely affected if the rates on its loans and other investments fall more quickly than those on its deposits and other borrowings.

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

OUR INABILITY TO PROPERLY MANAGE LIQUIDITY RISKS MAY IMPAIR OUR OPERATIONS AND JEOPARDIZE OUR FINANCIAL CONDITION.

        Liquidity is an essential component of our business. An inability to raise funds at reasonable costs, whether through deposits, borrowings, the sale of loans, or other sources may have a material and adverse effect on our liquidity, financial condition and results of operation. Lack of access to funding sources may at times affect our entire industry or may specially relate to our Company, such as a result of adverse regulatory actions against us, or a deterioration of the confidence of customers and potential customers in the ability of our Company to meet their financial needs.

FINANCIAL SERVICES LEGISLATION AND REGULATORY REFORMS MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESSES AND RESULTS OF OPERATIONS.

        The Dodd-Frank Act was signed into law on July 21, 2010, and many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities as well as require multiple studies to be conducted. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our businesses. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

  •
  a reduction in the ability to generate or originate revenue-producing assets as a result of compliance with heightened capital and liquidity standards;

  •
  increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

  •
  an increase in FDIC deposit insurance premiums;

  •
  a potential reduction in fee income due to limits on interchange fees applicable to larger institutions which could effectively reduce the fees we can charge; and

  •
  the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

        Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may have a material and adverse impact results of operations and financial condition.

UNPRECEDENTED MARKET VOLATILITY

        The capital and credit markets have been experiencing volatility and disruption for more than two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company's ability to access capital and on its financial condition and results of operations.

        Several factors could cause the price of Bancorp's common stock to fluctuate substantially in the future, including:

  •
  announcements of developments related to the Company's business;

  •
  fluctuations in the Company's results of operations;

  •
  sales of substantial amounts of the Company's securities into the marketplace;

  •
  general conditions in the Company's markets or the worldwide economy;

  •
  a shortfall in revenues or earnings compared to securities analysts' expectations;

  •
  changes in analysts' recommendations or projections and

  •
  disclosure of adverse regulatory developments.

WE MAY NOT HAVE THE ABILITY TO ATTRACT CAPITAL NECESSARY TO MAINTAIN REGULATORY RATIOS AND FUND GROWTH.

        The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. The Company's ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Company's cost of funding and limit access to certain customary sources of capital.

        The Company cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit the Company's access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets may adversely affect the Company's capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Company's financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        The Company has entered into a lease, which commenced on July 1, 2007, for the Company's main office and our corporate headquarters located at 2141 Rosecrans Avenue, Suite 1160, in the city of El Segundo, California. The lease is for a term of seven years, with one option to renew for five years. Under the lease, we occupy approximately 7,600 square feet on the ground floor of a six-story multi-tenant building complex known as The Plaza at Continental Park. The current base rent is $20,996 per month, with annual increases of 3% per year as of July 1 each year.

        The Company has also entered into a lease agreement for satellite office of its mortgage division, which commenced on November 1, 2010. The property is located at 11975 El Camino Real Suite 103, in the city of San Diego, California. The lease is for a term of 26 months, with one option to renew for three years. Under the lease, the company occupy's 2,511 square feet on the ground floor of the three story building. The current base rent is $6,403.05 per month, with an increase of approximately 3% at the beginning of the 13th and 25th month respectively.

        For the use of MCM and its subsidiaries the Company entered into a lease on June 1, 2010, with a term of 24 months. The lease provides the Company with the option to terminate the lease at the end of twelve months. If the Company exercises this option to terminate the lease early, a fee in the amount of $6,996 must be paid by the Company to the lessor. The property is located at 5023 Parkway Calabasas, in the city of Calabasas, California. The current rent is $14,513 per month.

        The Company has two other month-to-month leases for temporary locations in El Segundo ($3,000 per month) and New York ($5,361 per month). Total occupancy expense for the year ended December 31, 2010 was $733 thousand compared to $459 thousand for the year ended December 31, 2009.

ITEM 3.    LEGAL PROCEEDINGS

        To the best of our knowledge, there are no pending legal proceedings to which the Company is a party and which may have a materially adverse effect upon the Company's property, business or results of operations.

ITEM 4.    REMOVED AND RESERVED

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On September 4, 2007, shares of Bancorp's common stock began quotations on the Over the Counter Bulletin Board ("OTCBB") under the symbol "MNHN.OB." Bancorp stock is not listed on any exchange. The OTCBB is a regulated quotation service that displays real-time bid and ask prices and volume information in over-the-counter equity securities. Unlike the NASDAQ however, the OTCBB does not impose listing standards and does not provide automated trade executions. Any investment in Bancorp common stock should be considered a long-term investment as there is currently no active trading market for the Company's stock.

        The information in the following table indicates the highest and lowest trade and volume of trading for Bancorp's common stock for each calendar quarter during each of the two most recent fiscal years, and is based upon information provided by the OTCBB. The information does not include transactions for which no public records are available. These prices are based upon the actual prices of stock transactions.

Period/Calender Quarter Ended	High	Low	Approximate Trading Volume
March 31, 2009	$8.00	$3.95	207,500
June 30, 2009	$7.25	$4.75	137,300
September 30, 2009	$7.00	$6.00	22,900
December 31, 2009	$7.00	$5.50	54,200
March 31, 2010	$7.00	$5.45	47,100
June 30, 2010	$6.50	$4.75	37,600
September 30, 2010	$4.95	$4.25	85,300
December 31, 2010	$5.50	$4.55	138,900

Shareholders

        As of March 10, 2011, we have approximately 177 shareholders of record. There are no other classes of equity securities outstanding.

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

        Please see Item 1, "Business—Supervision and Regulation—Dividends" for additional discussion of dividends and the statutes and regulations that restrict the Company's ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation approved by security holders	564,491	$8.81	318,117
Equity compensation not approved by security holders	—	—	—

Total	564,491	$8.81	318,117

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our statistical information as of and for the years ended December 31, 2010, December 31, 2009 and December 31, 2008. Also included is statistical information as of December 31, 2007 and for the period from August 15, 2007 (the date the Bank commenced operations) until December 31, 2007. The data should be read in conjunction with the Company's audited statements and related notes included in Item 8 of this Annual Report on Form 10-K. All averages for 2007 are calculated based upon the initial operating period noted above. Amounts are in thousands, except for per share figures.

	As of or for the period ended December 31,
	2010	2009	2008	2007
	(Audited)	(Audited)	(Audited)	(Audited)
Statements of Operations:
Interest income	$6,518	$4,601	$3,074	$611
Interest expense	1,002	846	828	102
Net interest income	5,516	3,755	2,246	509
Provision for loan losses	727	1,180	706	269
Net interest income after provision	4,789	2,575	1,540	240
Non-interest income	7,749	1,019	53	1
Non-interest expense	17,231	8,639	6,010	2,454
Net loss from operations, excluding minority interest	$(4,693)	$(5,045)	$(4,419)	$(2,213)
Per Share and Other Data:
Basic and diluted loss per share	$(1.16)	$(1.26)	$(1.72)	$(0.91)
Book value per common share- period end	$6.05	$7.05	$8.60	$8.52
Weighted average shares outstanding basic and diluted	3,988	3,988	2,567	2,425
Balance Sheet Data:
Investments and fed funds sold	$55,491	$67,558	$12,602	$18,087
Loans, net	$87,359	$78,914	$56,467	$17,930
Assets	$152,948	$152,315	$92,040	$39,367
Deposits	$122,245	$110,920	$47,991	$17,862
Shareholders' equity	$24,127	$28,111	$34,288	$21,189
Selected Financial Ratios
Net loss as a percentage of average assets	(3.51)%	(5.10)%	(7.16)%	(16.86)%
Net loss as a percentage of average equity	(17.43)%	(15.87)%	(21.81)%	(24.62)%
Dividend payout ratio	—	—	—	—
Equity to asset ratio	15.91%	18.65%	37.25%	53.82%
Net interest margin	4.46%	4.00%	3.89%	4.28%
Credit Quality
Allowance for loan losses	$1,877	$1,202	$975	$269
Allowance /total loans	2.02%	1.50%	1.70%	1.48%
Non-performing loans	$—	$—	$—	$—
Net (recoveries) charge-offs	$52	$952	$—	$—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Management's discussion and analysis of financial condition and results of operation is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition, results of operation, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A "Risk Factors" and elsewhere in this Report.

OVERVIEW

        The Company recorded a net loss of $4.7 million ($1.16 basic and fully-diluted loss per share) for the year ended December 31, 2010 as compared to a net loss of $5.0 million ($1.26 basic and fully diluted loss per share) for the year ended December 31, 2009, a 7.9% decrease. The decrease in the net loss between these two full-year operating periods is primarily due to:

  •
  An increase in annual net interest income resulting from higher average net earning assets outstanding during 2010 over 2009, which benefitted from an increase in the net interest margin

  •
  A decrease in the amount of the loan provision needed to cover reductions in the loan loss allowance due to charge-offs

        These benefits were offset by the following:

  •
  The costs associated with management transitions during 2010, composted of recruiting, severance, and consulting fees

  •
  Start-up costs associated with launching the mortgage division

  •
  The net effect of a full year of operational costs from non-banking subsidiaries in 2010 compared to the much shorter three month period in 2009

        The improvement in the net interest income after provisions for loan losses was sufficient to diminish much of the effect of the increase in net non-interest in expense between annual periods.

        The following provides a summary of operating results for the year ended December 31, 2010:

  •
  Interest income for the year ended December 31, 2010 was approximately $6.5 million, which represents an increase of approximately $1.9 million or 41.7% compared to $4.6 million for the year ended December 31, 2009. Higher overall earning assets yields during 2010 resulted from a shift from lower yielding Federal funds and time deposits placed with other financial institutions towards higher yielding loans and investments. The latter category grew from an annual average of 79.3% for 2009 to 83.9% for 2010. The resulting improvement increased the effective yield on interest-earning assets from 4.90% for 2009 to 5.27% for 2010.

  •
  Interest expense for the year ended December 31, 2010 was approximately $1.0 million, which represents an increase of only approximately $156 thousand or 18.5%. This limited increase was achieved despite the growth in the average percentage of interest-bearing liabilities to average funding sources, which increased from 71.8% for 2009 to 74.7% for 2010. Yields on interest-bearing liabilities decreased, with their effective cost of interest-bearing liabilities declining from 1.78% for 2009 to 1.38% for 2010.

  •
  As a result of the items mentioned above, net interest income totaled approximately $5.5 million, which represents an increase of approximately $1.8 million or 46.9% from the year ended

    December 31, 2009. For the year ended December 31, 2010 the net interest margin was 4.46%, which compares favorably to 4.00% for the year ended December 31, 2009, representing an improvement of 46 basis points. For a more detailed discussion regarding net interest income, please see "Net-Interest Income" below.

  •
  For the year December 31, 2010, non-interest income totaled approximately $7.7 million, an increase of $6.7 from the year ending December 31, 2009. This 661.6% increase is primarily the direct result of the Company's entrance into the non-bank activities associated with MCM. For a more detailed discussion regarding non-interest income, please see "Non-interest Income" below.

  •
  Non-interest expenses for the year ended December 31, 2010 were approximately $17.2 million an increase of $8.6 million from the similar period ended December 31, 2009. Most of the 75.8% increase is the result of increased compensation and benefits, which represents approximately $6.5 million of the growth in non-interest expenses year over year. For a more detailed discussion regarding non-interest expenses, please see "Non-interest Expenses" below.

        The following provides a summary of significant annual changes in the financial condition of the Company as of December 31, 2010 compared to December 31, 2009:

  •
  Fed funds sold and interest-bearing demand balances totaled $37.2 million at December 31, 2010, approximately $13.0 million lower than the balances reflected at December 31, 2009. At December 31, 2009, the Company had both short-term advances from the Federal Home Loan Bank (the "FHLB") of $7.5 million and $16.5 million in short-term CDARS deposits. As of December 31, 2010, there were no short-term advances from either FHLB or CDARS. For a more detailed discussion regarding the sources of funds, please see "Deposits and Borrowed Funds" below.

  •
  With the introduction of the Bank's mortgage division, the December 31, 2010 balance sheet reflects approximately $3.5 million in loans held for sale for which there is no comparable number at December 31, 2009. Gross loans not held for sale totaled approximately $89.2 million at December 31, 2010 or 10.7% higher than that reported at December 31, 2009. For a more detailed discussion regarding the sources of funds, please see "Loans" below.

  •
  The Company has had no non-performing loans from its inception to December 31, 2010, although loans which were performing were charged-off when the full collectability became evident, prior to any default by the borrowers. The Company's allowance for loan losses was $1.9 million or 2.10% of gross loans excluding loans held for sale at December 31, 2010 compared to $1.2 million or 1.50% of loans at December 31, 2009. For a more detailed discussion regarding the sources of funds, please see "Non-Performing Assets," "Provision for Loan Losses," and "Allowance for Loan Losses" below.

  •
  Total deposits were approximately $122.2 million at December 31, 2010, approximately 10.2% higher than that reported at December 31, 2009. As noted above, there were no short-term CDARS deposits at December 31, 2010 and the reduction of approximately $16.5 million is reflected in the approximately $20.4 million decline in Certificates of Deposit equal to or greater than $100 thousand. However, there were other temporary funds included in the December 31, 2010 balances, particularly in the non-interest-bearing demand category. For a more detailed discussion regarding the sources of funds, please see "Deposits and Borrowed Funds" below.

  •
  Shareholders' equity totaled approximately $24.3 million at December 31, 2010, representing a decrease of approximately 14.4% over that reported at December 31, 2009.

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

Investment Securities

        The Company has both investment securities classified as held-to-maturity and available-for-sale. The held-to-maturity classification requires that securities be recorded at cost, adjusted for amortization of premiums and accretion of discounts over the estimated period to maturity, or to an earlier call date, if appropriate, on an effective interest yield basis. These securities would include those that management has the intent and the ability to hold into the foreseeable future.

        Under the available-for-sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, fluctuations in deposit levels or loan demand or need to restructure the portfolio to better match the maturity of interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of accumulated other comprehensive income (or loss) included in shareholders' equity.

        At each reporting date, investment securities are assessed to determine whether there is other-than-temporary impairment. If it is probable that the Company will be unable to collect all amounts due to the contractual terms of a debt security not impaired at acquisition, other-than-temporary impairment shall be considered to have occurred. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of shareholders' equity. Realized gains and losses on sales are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. For mortgage-backed securities, the amortization or accretion is based upon estimated average lives of the securities. The lives of the securities can fluctuate based upon the amount of prepayments received on the assets.

Goodwill

        When the Company acquired its interest in MCM, the business had been in operation prior to the date when the acquisition occurred. The Company paid a premium on this acquisition, and said premium is recorded as an intangible asset in the form of goodwill.

        Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. In accordance with current accounting practice, goodwill is not amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill for impairment. The assessment of the impairment occurred on August 31, 2010 and reflected no impairment at that time. Accordingly, the carrying value of the Goodwill was $297,391 as of both December 31, 2010 and December 31, 2009.

        Intangible assets with definite useful lives are amortized over their estimated useful lives to the estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company's balance sheet.

Deferred Tax Assets

        As discussed in Note 12 of the Consolidated Financial Statements, the realization of any benefit from the deferred tax asset is dependent on an estimation of future earnings. Due to the Company's net loss position, all tax benefits that apply to this operating loss, as well as losses from pre-opening expenses, have been offset with a tax valuation allowance of equal amount. The ability to recognize any benefit from operating losses is directly related to the Company's demonstrated ability to record profits within the foreseeable future. While we believe that we will become profitable, it is more likely than not that we will not generate sufficient taxable income in the near future to significantly or fully use the tax benefits currently available. In this case, we are required to establish a valuation reserve to cover the potential loss of these benefits. As noted, at present the valuation allowance fully offsets any potential benefit. If future income should prove to be nonexistent or less than the amount of the deferred tax assets within the tax years to which it applies, the asset many not be realized and no benefit will result.

RESULTS OF OPERATIONS

Net Loss

        The Company reported a net loss of $4.7 million for the year ended December 31, 2010 compared to a net loss of $5.0 million for the year ended December 31, 2009. The Company's net loss for the year ended December 31, 2010 was primarily due to costs associated with the expansion of Company's infrastructure to better position itself to expand its products and services, coupled with costs associated with the executive management transitions. Since its inception, the Company's earnings have been largely dependent on net interest income, although the benefits from the Company's diversification into fee-based non-interest income was evident in 2010 and is discussed in detail in the Non-Interest Income section below. Certain costs associated with the generation of the fee income have initial fixed components that must be bridged by levels of production before the benefit from the fee income has a positive effect on the Company's net income. Please see "Business Segment Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operation.

        In addition to the initial challenge of building the Company's interest-bearing assets to a level which would support ongoing profitability, the financial industry in general, and the Bank specifically, was negatively affected by the decline in credit-worthy customers, reducing the traditional primary source of income for a community bank, the loan portfolio. The alternatives in the investment area were also negatively impacted with historically low returns on interest-bearing assets. The cost of funding assets has decreased since the Bank's inception but the fluctuations in both asset and liability mixes have resulted in an inconsistent pattern in net interest margins over the eight (8) quarters covered by this discussion.

Net Interest Income

        The Company's ability to produce earnings is directly tied to the net interest income, which is the difference between what we earn on loans and other interest-earning assets and the interest we pay on deposits and borrowed funds. Total interest income can fluctuate based upon the mix of earning assets among loans, investments and Federal funds sold and the related rates associated with their balances. Some of the funding sources for these assets also have an interest cost which can fluctuate based upon the mix of interest-bearing and non-interest bearing liabilities and the related rates associated with their balances. The net number between the interest income and the interest expense is called net interest income and is often expressed as interest rate spread and net interest margin.

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

        The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Year Ended
	December 31,
			Dollar Change	Percent Change
	2010	2009
	(Dollars in Thousands)
Interest income	$6,518	$4,601	$1,917	41.66%
Interest expense	1,002	846	156	18.44%

Net interest income before provision for loan losses	$5,516	$3,755	$1,761	46.90%

Net interest margin	4.46%	4.00%		11.50%

        The reported net interest margin for each of the annual periods ended December 31, 2010 and December 31, 2009 was 4.46% and 4.00% respectively. However, the quarterly net interest margin during 2009 and 2010 has fluctuated between a low of 3.60% in the first quarter of 2009 and a high of 4.84% for the second quarter of 2010. The significant quarterly fluctuations were primarily the result of the rapid changes in the asset and liability mix.

        The following table presents the weighted average yield on each specific category of interest-earning assets, the weighted average rate paid on each specific category of interest-bearing liabilities, and the resulting interest rate spread and net interest margin for the period indicated.

 ANALYSIS OF NET INTEREST INCOME

	Year ended December 31, 2010			Year ended December 31, 2009
	Average Balance	Interest Income/ Expense	Weighted Average Rate Earned/Paid	Average Balance	Interest Income/ Expense	Weighted Average Rate Earned/Paid
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Federal funds sold/Interest-bearing demand funds	$16,532	$39	0.24%	$14,223	$38	0.27%
Deposits with other financial institutions	3,420	52	1.52%	5,161	108	2.09%
Investments(1)	20,054	1,168	5.82%	8,033	457	5.69%
Loans(2)	83,734	5,260	6.28%	66,432	3,998	6.02%

Total interest-earning assets	123,740	6,518	5.27%	93,849	4,601	4.90%

Non-interest-earning assets	7,799			4,959

Total assets	$131,539			$98,808

Interest-bearing liabilities:
Demand	$3,018	$3	0.10%	$2,334	$2	0.10%
Savings and money market	25,271	225	0.89%	14,001	161	1.15%
Certificates of deposit	40,010	574	1.43%	26,610	483	1.82%
FHLB advances	4,563	200	4.32%	4,592	200	4.30%

Total interest-bearing liabilities	72,862	1,002	1.38%	47,537	846	1.78%

Non-interest-bearing demand deposits	24,641			18,669

Total funding sources	97,503		1.03%	66,206		1.28%
Non-interest-bearing liabilities	8,238			863
Shareholders' equity	25,798			31,739

Total liabilities and shareholders' equity	$131,539			$98,808

Excess of interest-earning assets over funding sources	$26,237			$27,643
Net interest income		$5,516			$3,755

Net interest rate spread			3.89%			3.12%
Net interest margin			4.46%			4.00%

(1)
Dividend income from the Bank's investment in Non-Marketable Stocks of approximately $42 thousand for the period ended December 31, 2010 and $55 thousand for the period ended December 31, 2009 is included in the investment income, although the corresponding average balance is included in other assets.

(2)
The average balance of loans is calculated net of deferred loan fees/costs but would include non-accrual loans, if any, with a zero yield. Loan fees net of amortized costs included in total net income were approximately $81 thousand in 2010. Loan costs net of amortized fees included in total net income were approximately $61 thousand in 2009.

        The table below sets forth changes for the comparable annual periods ended December 31, 2010 and December 31, 2009 for average earning assets, average interest-bearing liabilities, and their respective rates:

	VARIANCE IN BALANCES AND RATES (Dollars in Thousands)
	Average Balance for the year ended				Average Yield/Rate for the year ended
			Variance
	December 31, 2010	December 31, 2009			December 31, 2010	December 31, 2009
			dollar	percent			Variance
Interest-earning assets:
Federal funds sold/Interest-bearing demand funds	$16,532	$14,223	$2,309	16.23%	0.24%	0.27%	(0.03)%
Deposits with other financial institutions	3,420	$5,161	(1,741)	(33.73)%	1.52%	2.09%	(0.57)%
Investments	20,054	$8,033	12,021	149.65%	5.82%	5.69%	0.13%
Loans	83,734	$66,432	17,302	26.04%	6.28%	6.02%	0.26%

Total interest-earning assets	$123,740	$93,849	$29,891	31.85%	5.27%	4.90%	0.37%

Interest-bearing liabilities:
Interest-bearing demand	$3,018	$2,334	$684	29.31%	0.10%	0.10%	0.00%
Savings and money market	25,271	14,001	11,270	80.49%	0.89%	1.15%	(0.26)%
Certificates of deposit	40,010	26,610	13,400	50.36%	1.43%	1.82%	(0.39)%
FHLB advances	4,563	4,592	(29)	(0.63)%	4.32%	4.30%	0.02%

Total interest-bearing liabilities	$72,862	$47,537	$25,325	53.27%	1.38%	1.78%	(0.40)%

        A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the comparable periods indicated:

	For the year ended December 31, 2010 over December 31, 2009
	Volume	Rate	Total
	(Dollars in Thousands)
Interest income:
Federal funds sold/Interest-bearing demand funds	$6	$(5)	$1
Deposits with other financial instituions	(36)	(20)	(56)
Investments	684	27	711
Loans	1,040	221	1,261

Net increase (decrease)	1,694	223	1,917

Interest expense:
Interest bearing demand	1	—	1
Savings and money market	130	(66)	64
Certificates of deposit	243	(152)	91
FHLB advances	(1)	1	—

Net increase (decrease)	373	(217)	156

Total net increase	$1,321	$440	$1,761

        A review of the above tables shows that the overall increase in net interest income of approximately $1.7 million between the two consecutive years ending at December 31, 2010 is the result of several factors.

        Among the most significant factors was the overall increase in earning assets, up approximately $29.9 million or 31.9% between December 31, 2010 and December 31, 2009. The primary source of the growth noted in earning assets stems from the growth in non-brokered wholesale funding, which averaged approximately $14.9 for the year 2010 but only approximately $2.2 million for the year 2009. This source was augmented by increases in both average savings and money market funds of $11.3 million and average interest-free deposits of $6.0 million.

        The Company benefitted from the growth of earning assets with substantially all that growth in the higher-yielding categories. This resulted in a positive volume variance of $1.7 million. This positive volume variance was augmented by an overall positive rate variance of $233 thousand bringing the total interest income variance to 1.9 million, or 31.9% between comparable annual periods.

        Interest expense increased by a modest $156 thousand from the year ended December 31, 2010 compared to the year ended December 31, 2009, with the reduction in effective interest rates significantly countering the effects of the volume variance due to the increase in average outstanding interest-bearing liabilities.

Provision for Loan Losses

        The Company made provisions for loan losses of $727 thousand for the year ended December 31, 2010 compared to $1.2 million for the year ended December 31, 2009, a decrease of 38.4%. However, the growth of loans outstanding between the end of 2010 and the end of 2009 of approximately $9.1 million would have required an increase to maintain the allowance at a similar level as of December 31, 2009. The amount that would have been required due solely to the increase in outstanding loans would approximate $137 thousand. Any additional provisions would relate to the inherent credit risk in the Company's loan portfolio as determined by the periodic review of the adequacy of the loan loss allowance by management and by the need to replenish the allowance for net charge-offs.

        The allowance is reduced by net charge-offs. For the year ended December 31, 2009, the net charge-offs were approximately $952 thousand. For the year ending in December 31, 2010, the net charge-offs declined to only $52 thousand, a reduction of $900 thousand. Accordingly, the percentage of the allowance for loan losses to loans outstanding increased between the two comparable annual periods at a level determined to cover the inherent credit risks while the actual provision between the two comparable annual periods decreased by $453 thousand.

Non-Interest Income

        The following table reflects the major components of the Company's non-interest income (dollars in thousands):

	For the Year Ended	For the Year Ended
	December 31,
	2010	2009
Trading income	$4,972	$133
Whole-loan trading income	1,652	745
Advisory fees	732	—
Bank-related fees	239	141
Mortgage-related fees	154	—

Total non-interest income	$7,749	$1,019

        Non-interest income for the year ended December 31, 2010 includes fee-based income from the Bank of $239 thousand, an increase of 69.6% resulting primarily from fee income associated with deposit account activity. The income from the initial three months of mortgage related activity was approximately $154 thousand for which there is no comparative amount for 2009.

        Also included is the income related to activity of MCM since October of 2009, when the Company acquired a majority interest in MCM. The recorded gross income of approximately $878 thousand for this three-month period was almost sufficient to offset the operating expenses for the three months of operations, leaving a combined loss of approximately $30 thousand for 2009. For the full year of 2010, MCM generated approximately $7.4 million, which covered most of MCM's operating expenses of $7.7 million. Please see "Business Segment Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operation.

Non-Interest Expense

        The following table lists the major components of the Company's non-interest expense (dollars in thousands):

			Variances
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
			dollars	percentage
Compensation and benefits	$11,770	$5,223	$6,547	125.3%
Data processing	1,122	611	511	83.6%
Occupancy and equipment	1,110	776	334	43.0%
Legal services	473	434	39	9.0%
Marketing and business development	365	301	64	21.3%
Regulatory assessments	314	235	79	33.6%
Communication	295	105	190	181.0%
Audits and examination	271	207	64	30.9%
Recruiting fees	271	—	271	0.0%
Education and Dues	211	77	134	174.0%
Consulting fees	207	151	56	37.1%
Administrative expenses	206	43	163	379.1%
Director fees	202	—	202	0.0%
Other professional services	198	267	(69)	(25.8)%
Postage and Supplies	115	72	43	59.7%
Other non-interest expenses	101	137	(36)	(26.3)%

Total non-interest expenses	$17,231	$8,639	$8,592	99.5%

Compensation and Benefits

        Compensation and Benefits represent the largest of the Company's non-interest expense categories, totaling $11.8 million for the year ended December 31, 2010 and represent approximately 68% of the $17.2 million of total non-interest expense. Expenses in this category were significantly affected by the growth in the Company-wide employee base, which grew from 48 at the end of December 31, 2009 to 73 at the end of December 31, 2010, a 52.1% increase.

        The compensation expense related to MCM and its subsidiaries for the year 2009 reflects just the amount for the three-month period that this subsidiary was a part of the Company. The expense from MCM for the initial three-month period in 2009 was approximately $580 thousand compared to the expense from MCM for the full year ended December 31, 2010, which was approximately $5.8 million, ten times larger than the prior period.

        The compensation expense related to Bancorp for the full year ended December 31, 2009 was approximately $739 thousand compared $1.9 million for the full year ended December 31, 2010, an increase of approximately 165.8%. The increase is the result of several factors explained in detail under Segment Reporting.

        The compensation expense related to the Bank for the full year ended December 31, 2009 was approximately $3.9 million, essentially the same for the full year ended December 31, 2010. Certain non-recurring fee compensation expenses associated with management transition were fully offset by cancelled incentive expenses associated with the departure of certain Bank employees. Temporary costs associated with key Bank positions were filled by consultants and are not reflected in Compensation and Benefits.

Data Processing

        Expenses related to the Data Processing needs of the Company increased from approximately $611 thousand for the year ended December 31, 2009 to approximately $1.1 million for the year ended December 31, 2010, an increase of 83.6%.

        The increase noted in Data Processing is related primarily to the difference in reporting periods for MCM, whose operations were reported only from the acquisition date of October 1, 2009 for 2009. The amount for the shortened period compared to the amount for the full year ended December 31, 2010 accounts for essentially all of the total increase noted above.

Occupancy and Equipment

        Occupancy and Equipment expenses increased by approximately $334 thousand, or 43% between the years ended December 31, 2009 and December 31, 2010. In October of 2009, in conjunction with the acquisition of MCM and the employment of Bancorp's Executive Director, the Company expanded the number of locations from one to three. Two additional locations were added during 2010. That expansion increased the occupancy cost of Bancorp from approximately $84 thousand for the full year ended December 31, 2009 to approximately $154 thousand for 2010, or an 82.6% increase. Similarly the occupancy expense for MCM, which began in October of 2009, was approximately $73 thousand for 2009 and increased to approximately $284 thousand, or 290.4% for the year ended December 31, 2010. The combined increase from Bancorp and MCM accounts for 84.3% of the total increase of approximately $334 thousand in Occupancy and Equipment.

Recruiting Fees

        During the year ended December 31, 2010, the Company engaged professional recruiting firms to assist in the selection of people for key positions within the organization. The total expense for such services was approximately $271 thousand. There was no corresponding expenditure during the year ended December 31, 2009.

Directors Fees

        During the year ended December 31, 2010, the Company elected to compensate the Company's directors for the time and effort spent providing oversight and establishing directions for the various companies under their fiduciary responsibility. Director Fees for the year ended December 31, 2010 was $202 thousand. There was no corresponding expenditure during the year ended December 31, 2009.

Segment Information

        There are current accounting rules which require additional financial disclosure when operating business segments exceed certain thresholds. During the year ended December 31, 2010, MCM revenue exceeded 10% of the total revenue of the Company, one of the criteria for segment reporting. Accordingly, we are providing the following discussion.

        The Company segregates its operations into three primary segments: The Banking Operations (Bank of Manhattan, N.A.), the Non-Bank Financial Operations (MCM and its subsidiaries) and Other Operations, which includes Manhattan Bancorp and MBFS and eliminates intercompany transactions. Operating segment information is presented in the following discussion and in Note 18 of the Notes to the Consolidated Financial Statements. The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally-provided services and costs to the business segments based upon estimated or actual usage of those services and costs.

The Banking Operation

        The Bank, as described more fully in Part I of this Annual Report on Form 10-K, presently operates at one location in El Segundo, California as a full-service bank. As of November 2010, the Bank established a Loan/Deposit Productions Office in San Diego to facilitate the generation of single-family mortgages. The Bank had 46 employees as of December 31, 2010.

  BANK

	Year Ended December 31,
(Dollars in Thousands)	2010	2009
CONDENSED INCOME STATEMENT
Net interest income, including loan fees	$5,486	3,755
Less: Provision for loan losses	727	1,180
Non-interest income	394	141

Net revenue (expense)	5,153	2,716
Non-interest expense	6,818	6,017

Income (loss) before income taxes	$(1,665)	$(3,301)

YEAR-END BALANCE SHEET DATA
Total assets	$150,923	$151,506
Total securities	$55,491	$67,587
Net loans, including loans held for sale	$90,872	$78,914
Allowance for loan losses	$1,877	$1,202
Other assets	$6,437	$6,207
Non-interest bearing demand funds	$54,997	$34,883
Total deposits	$124,349	$116,156
Borrowed funds	$4,500	$12,000
Other liabilities	$768	$700
Equity	$21,306	$22,650

        Substantially all of the components of net interest income and the provision for loan losses for the Company are related to the Bank only. Please see "Results of Operation" above in this Management's Discussion and Analysis of Financial Condition and Results of Operation for a more detailed discussion of these components.

        The increase in non-interest income of approximately $253 thousand is primarily the results of the mortgage division fees generated since the division began operations in the last months of the year, accounting for 61% of the increase.

        The increase in non-interest expense of approximately $801 thousand is primarily the result of professional expenses such as recruiting and consulting fees associated with transitions in executive management, approximately 59% of the increase. Other areas reflecting increases year over year were, in order of significance, directors' fees, occupancy costs and regulatory assessments.

        The decline in the net loss was approximately $1.6 million or approximately 49.6%.

        The assets of the Bank as reported at December 31, 2010 and December 31, 2009 were essentially flat.

Non-Bank Financial Operations

        MCM and its subsidiaries, as described more fully in Part I of this Annual Report on Form 10-K, presently operate primarily at one location in Calabasas, California. As of October 2010, MCM established a satellite office in New York, New York to facilitate its access to the east-coast financial markets. MCM had 22 employees as of December 31, 2010.

  MCM

	Year Ended December 31,	Acquisition to December 31,
(Dollars in Thousands)	2010	2009
CONDENSED INCOME STATEMENT
Net interest income, including loan fees	$30	—
Less: Provision for loan losses	—	—
Non-interest income	7,397	893

Net revenue (expense)	7,427	893
Non-interest expense	7,717	923

Income (loss) before income taxes	$(290)	$(30)

YEAR-END BALANCE SHEET DATA
Total assets	$2,225	$1,340
Total securities	$—	$—
Net loans, including loans held for sale	$—	$—
Allowance for loan losses	$—	$—
Other assets	$2,225	$1,340
Non-interest bearing demand funds	$—	$—
Total deposits	$—	$—
Borrowed funds	$—	$210
Other liabilities	$1,071	$160
Equity	$1,154	$970

        MCM's total gross revenues of approximately $7.4 million (after elimination of intercompany transactions) represent approximately 51.8% of the approximately $14.3 total gross revenues of the Company. As reported elsewhere in this report, the Company acquired its interest in MCM on October 1, 2009. Accordingly the comparability of the results of the two unequal operating periods is limited at best. The most significant source of such revenue for the year ended December 31, 2010 was from riskless trading in securities, accounting for approximately $5.0 million or 67.6% of the total revenue generated by MCM.

        There were two other primary sources of revenue for the year 2010. Income from riskless trading in whole loans generated approximately $1.7 million and fees for providing advisory services to other financial institutions accounted for approximately $732 thousand. Once again, the comparability is limited due to the short operating period during 2009.

        The most significant component of non-interest expense for MCM is Compensation and Benefits which, at approximately $5.9 million, represented approximately 76.2% of total non-interest expenses of the Company. Approximately 53.2% of the total compensation is related to commissions and incentives.

        Two other categories reflect significant costs for the year 2010. The first is Technology and Communications, approximately $779 thousand centered in programs required to conduct daily business, and secondarily Professional Expense, approximately $454 thousand centered in accounting resources.

        The nature of MCM's current businesses does not require a significant investment in assets. As of December 31, 2009, the assets were approximately $1.3 million centered in cash or cash-equivalent assets, which were partially funded by a loan from the Bancorp of $210 thousand. As of December 31, 2010, the assets increased to approximately $2.2 million as of December 31, 2010, again centered in cash or cash-equivalent assets. MCM equity was augmented by $500 thousand with the issuance of preferred membership units to MBFS. The liabilities noted reflect current operating payables and pending year-end commissions.

Other Operations

        The OTHER segment includes MBFS, BANCORP and the intercompany elimination entries. Accordingly the presentation is best understood in relationship to the other operating entities.

  OTHER

	Year Ended December 31,
(Dollars in Thousands)	2010	2009
CONDENSED INCOME STATEMENT
Net interest income, including loan fees	$—	—
Less: Provision for loan losses	—	—
Non-interest income	(42)	(15)

Net revenue (expense)	(42)	(15)
Non-interest expense	2,696	1,700

Income (loss) before income taxes	$(2,738)	$(1,715)

YEAR-END BALANCE SHEET DATA
Total assets	$(200)	$(531)
Total securities	$—	$—
Net loans, including loans held for sale	$—	$—
Allowance for loan losses	$—	$—
Other assets	$(200)	$(531)
Non-interest bearing demand funds	$(2,104)	$(5,236)
Total deposits	$—	$—
Borrowed funds	$—	$(210)
Other liabilities	$34	$133
Equity	$(1,870)	$(4,782)

        As neither MBFS nor Bancorp have material independent income sources or are eliminated for the most part in the consolidation process, the entries in the table above related to eliminations between the Bank and one of the other operating entities.

        The non-interest expense of approximately $2.7 million in the year ended December 31, 2010 reflect an increase of approximate $1.0 million over the amount reflected for the year ended December 31, 2009, or 58.6%. These expenses are substantially those of the Bancorp and therefore, a comparison can be made between both years.

        The most significant component of the Bancorp non-interest expense was Compensation and Benefits, which increased from approximately $739 thousand for the year ended December 31, 2009 to approximately $1.9 million for the year ended December 31, 2010, or 165.8%. While the actual number of employees did increase from an average of just over one full time employee for 2009 to approximately six for 2010, there were significant transition costs associated with the change in executive management positions, (approximately $225 thousand assumed by the Bancorp), stock option expenses recorded in 2010 over those recorded in 2009 (approximately $118 thousand), and intercompany transfers to recognize where the costs where related to where the benefit might occur in the future. One of the most significant of these transfers related to the evaluation and implementation of the mortgage process now incorporated with the bank since August, but where the costs to develop the mortgage process were incurred by the Bancorp and approximated $319 thousand.

        Another significant increase in non-interest expenses for the year ended December 31, 2010 was the payment of directors' fees which approximate $118 thousand and for which there was no comparable amount in the year ended December 31, 2009.

        Other notable increases between the year ended December 31, 2010 and the year ended December 31, 2009 were reported in expenditures for meals and travel, up approximately $79 thousand between periods and primarily associated with increased activity in the pre-bank mortgage division executive and director travel and housing costs.

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

        Our time deposit investments generally have terms of less than two years and are placed with financial institutions in amounts that provide full coverage from the FDIC. As of December 31, 2010, the weighted average yield for the time deposits was 1.4% with an average weighted remaining life of approximately six months. As of December 31, 2009, the weighted average yield for the time deposits was 1.8% with the weighted average life of approximately three months.

        The Bank's current investment portfolio consists of U.S. Government Agencies securities, mortgage-backed securities, taxable-municipal bonds and asset-backed securities with an expected weighted average life of approximately less than 7 years.

        The present strategy is to stagger the maturities of our time deposits and investment securities to meet our overall liquidity requirements. Additional information regarding the composition, maturities and yields of the security portfolios as of December 31, 2010 is found in Note 3 to the Company's financial statement in Item 8 of this document.

Loans

        The loan portfolio reflects growth in all categories when comparing the end of period amounts as of December 31, 2010 and December 31, 2009. Loan growth is attributable primarily to marketing efforts with credit extended primarily in the Bank's defined market area.

        The following table sets forth the composition of the Bank's loan portfolio at the following dates:

	December 31, 2010		December 31, 2009
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
	(Dollars in Thousands)		(Dollars in Thousands)
Commercial loans	$28,662	32.0%	$26,520	33.0%
Real estate loans	43,682	48.8%	40,566	50.5%
Real estate—construction	8,753	9.8%	5,656	7.0%
Other loans	8,333	9.3%	7,516	9.4%

Total Loans	89,430	100.0%	80,258	100.0%

Add: Purchase Premium	19		30
Add: Unamortized Costs	96		81
Less: Purchase Discount	(127)		—
Less: Deferred Fees	(182)		(253)
Less—Allowance for loan losses	(1,877)		(1,202)

Net loans	87,359		78,914

        Of the Bank's total loans outstanding at December 31, 2010, 33.2% were due in one year or less, 25.4% were due in 1 to 5 years and 41.4% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between borrower and the Bank. Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of December 31, 2010

	Within One Year	Maturing One to Five Years	After Five Year	Total
	(Dollars in Thousands)
Commercial	$20,079	$6,475	$2,108	$28,662
Real Estate	—	14,706	28,976	43,682
Real Estate—Construction	8,753	—	—	8,753
Other Loans	853	1,575	5,905	8,333

Total	$29,685	$22,756	$36,989	$89,430

Loans with pre-determined interest rates	$1,777	$8,822	$5,487	$16,086
Loans with floating or adjustable rates	27,908	13,934	31,502	73,344

Total	$29,685	$22,756	$36,989	$89,430

        Of the gross loans outstanding as of December 31, 2010, approximately 82% of the outstanding loan dollars had adjustable rates. The adjustable-rate loans generally have interest rates tied to the prime rate and would adjust with changes in the rate on a daily basis.

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

        Real Estate Loans.    The Bank's real estate loans are secured primarily by commercial property. Approximately 76% of the loan dollars outstanding are adjustable during the term of the loan. Approximately 55% of the total real estate loans have a remaining maturity between five and ten years. As of December 31, 2010, the weighted average ratio of the current loan extension to the underlying value of the property was approximately 45%. No individual loan-to-value ratio exceeded 79%.

        Other Loans.    The Bank offers other types of loans, including home equity lines of credit. Home equity lines of credit have adjustable rates and provide the borrower with a line of credit in an amount which does not exceed 76% of the appraised value of the borrower's property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

        We enter into or may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers. In both 2010 and 2009, these were essentially limited to undisbursed commitments to extend credit to both businesses and individuals. These commitments were associated with loans and were therefore subject to the same credit underwriting policies and practices as other on-balance sheet obligations. When deemed advisable, the Bank obtains collateral to support such commitments.

        Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the commitments. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. There were $26.2 million and $26.0 million in undisbursed loan commitments as of December 31, 2010 and 2009 respectively.

Non-Performing Assets

        Non-performing assets consist of non-performing loans and other real estate owned ("OREO"). Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past-due 90 days or more with respect to principal or interest, have not been restructured or placed on non-accrual status, and are accruing interest; and (iii) troubled debt restructures. OREO is comprised of real estate acquired in satisfaction of a loan either through foreclosure or deed in lieu of foreclosure.

        The Bank had no non-performing assets at December 31, 2010 or December 31, 2009.

Allowance for Loan Losses

        The analysis of the allowance for loan losses is comprised of three components: specific credit allocations, general portfolio allocations, and subjective risk factors which are applied to determined allocations. The Bank accounts for problem loans in accordance with ASC—Topic 310 "Receivables." These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. The allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on the discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The general portfolio allocation consists of an assigned reserve percentage based upon the credit rating of the loan. The subjective portion is determined based upon the Bank's evaluation of various factors including current economic conditions and trends in the portfolios including delinquencies and impairment, as well as changes in the composition of the portfolio and economic market trends.

        The allowance for loan losses is based on estimates, and ultimately losses will vary from current estimates. These estimates are reviewed monthly by the Board of Directors of the Bank, and reflect the adjustments, either positive or negative, from management or from the Bank Board's Loan Committee with the corresponding increase or decrease in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses has been applied consistently and has been evaluated during the year 2010 by regulators and external auditing firms for appropriateness.

        During the year ended December 31, 2010, the Bank recognized net charge-offs of approximately $52 thousand, representing approximately .06% of the Bank's average gross loan portfolio for 2010.

        During the year ended December 31, 2009, the Bank recognized net charge-offs of approximately $952 thousand, representing approximately 1.41% of the Bank's average gross loan portfolio for 2009.

        The allowance for loan losses as a percentage of total gross loans at December 31, 2010 and 2009 was 2.10% and 1.50% respectively.

Deposits and Borrowed Funds

        Deposits are the Bank's primary source of funds. We offer a number of deposit products. Deposits increased by approximately $11.3 million, 10% over the balance as of December 31, 2009 of approximately $110.9 million ending the year of 2010 at approximately $122.2 million. As of December 31, 2010, 43% of the Company's deposits were non-interest bearing demand deposits up from 26.7% as of December 31, 2009. The non-interest bearing demand deposits were favorably affected by large year-end deposits which were short-term in nature. Average non-interest bearing demand deposits, however, while reflecting a growth of approximately $6.0 million year over year, experienced a decline in the percentage of total non-interest earning funds to total funding from all sources, from 43% to 36%. At December 31, 2009, the Company had $16.5 million in short-term CDARS deposits, or 15% of total deposits. At December 31, 2010, the Company had no brokered deposits, but held other wholesaling funds in the amount of approximately $18.6 million.

        The following table shows the remaining maturity of the Bank's time deposits as of December 31, 2010:

Maturities of Time Deposits of $100,000 or More

Amount
(Dollars in Thousands)
Three months or less	$6,544
Over three and through six months	4,760
Over six and through twelve months	13,822
Over twelve months	8,808

Total	$33,934

        The Bank has established borrowing lines with the FHLB during 2009 and 2010. At December 31, 2010, the Bank had borrowed from the FHLB $4.5 million that was collateralized by securities. At December 31, 2009, the Bank had borrowed from the FHLB $12.0 million that was collateralized by both loans and securities. The average rate that was paid on FHLB borrowings for the years ended December 31, 2010 and December 31, 2009 was 4.32% and 4.30%, respectively. See Note 8 of the Consolidated Financial Statements filed on this Form 10-K for additional information related to the Bank's borrowing from the FHLB.

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

        As discussed in Note 14 to the Consolidated Financial Statements, our capital exceeded the minimum regulatory requirements and exceeded the regulatory definition required to be "well capitalized" as defined in the regulations issued by our regulatory agencies.

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

        During 2008, the Company's funding sources were expanded to included advances from the FHLB. Under the line of credit, the Bank may borrow against certain percentages of eligible collateral as established by agreement but not more than 15% of the Bank's total assets. As of December 31, 2009, the line of credit was approximately $16.5 million and was fully advanced. As of December 31, 2010 the line of credit was $21.5 million against which the Bank had borrowed $4.5 million.

        During 2009, the Company accessed available short-term funds from the CDARS' one-way buy program to augment Company's asset totals as needed. During 2010, the Company discontinued the active use of the CDARS' one-way buy program, having readily available other wholesale funding sources, including advances from the FHLB and deposits placed directly with the Company by other financial institutions.

        The Company's liquidity is reflected in its position as a net seller of overnight Federal funds sold, including interest-bearing non-reserve balances held at the FRB, at a level that would cushion any unexpected increase in demand for funds or decrease in funds deposited. During 2010, we had an average balance of $16.5 million in such funds representing 13% of our average assets. During 2009, we had an average balance of approximately $14.2 million in such available funds representing 14% of our average assets. Both ratios were far above the minimum of 3% established in the Company's liquidity policy.

        To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, Federal funds and investment securities. As of December 31, 2010 and 2009, liquid assets (cash, Federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral) as a percentage of Company's deposits were 42% and 57%, respectively.

        While liquidity has not been a major concern in either 2010 or 2009, management has established secondary sources of liquidity. At present, the Bank maintains a line of credit totaling $3 million with a correspondent bank for the purchase of overnight Federal funds. The line is subject to availability of funds and has restrictions as to the number of days used during the month. Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of "brokered deposits" (defined to include not only deposits acquired with deposit brokers but also deposits bearing interest rates far above the local market rates), typically attracting large certificates of deposit at high interest rates. The Company has no amount of "reciprocal brokered deposits" through the CDARS program as of December 31, 2010 or December 31, 2009. As noted, the Bank elected to augment its year-end asset total as of December 31, 2009 by the purchase of short-term one-way funds totaling $16.5 million at rates between 21 and 25 basis points. There was no similar purchase as of December 31, 2010.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Manhattan Bancorp and Subsidiaries
El Segundo, California

        We have audited the accompanying consolidated balance sheets of Manhattan Bancorp and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Bancorp and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 30, 2011

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Cash and due from banks	$1,845,808	$1,213,837
Federal funds sold/interest-bearing demand funds	37,249,872	50,241,455

Total cash and cash equivalents	39,095,680	51,455,292
Time deposits-other financial institutions	2,868,000	3,462,000
Investments securities-available for sale	14,875,814	13,360,750
Investments securities-held to maturity	497,521	493,942
Loans held for sale	3,512,417	—
Loans	89,236,265	80,116,019
Allowance for loan losses	(1,877,133)	(1,202,494)

Net loans	87,359,132	78,913,525
Premises and equipment, net	1,259,457	1,281,940
Nonmarketable securities	1,580,600	1,699,650
Accrued interest receivable and other assets including goodwill	1,899,602	1,647,744

Total assets	$152,948,223	$152,314,843

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing demand	$52,893,770	$29,647,199
Interest bearing:
Demand	3,165,267	4,026,157
Savings and money market	28,556,155	17,899,434
Certificates of deposit equal to or greater than $100,000	33,934,109	54,351,901
Certificates of deposit less than $100,000	3,696,069	4,995,301

Total deposits	122,245,370	110,919,992
FHLB advances	4,500,000	12,000,000
Accrued interest payable and other liabilities	1,872,820	992,648

Total liabilities	128,618,190	123,912,640
Commitments and contingencies—note 13	—	—
Stockholders' equity
Manhattan Bancorp stockholders' equity:
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, none in 2010 and 2009	—	—
Common stock-no par value; 10,000,000 shares authorized; 30,000,000 shares authorized at December 31, 2010 10,000,000 shares authorized at December 31, 2009 issued and outstanding, 3,987,631 in 2010 and 2009	38,977,282	38,977,282
Additional paid in capital	2,162,124	1,566,396
Unrealized gain on available-for-sale securities	334,773	305,152
Accumulated deficit	(17,347,612)	(12,737,537)

Total Manhattan Bancorp stockholders' equity	24,126,567	28,111,293
Noncontrolling interest	203,466	290,910

Total equity	24,330,033	28,402,203

Total liabilities and stockholders' equity	$152,948,223	$152,314,843

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest income
Interest and fees on loans	$5,259,952	$3,998,578
Interest on investment securities	1,167,534	456,725
Interest on time deposits-other financial institutions	51,992	107,691
Interest on federal funds sold/interest-bearing demand balances	38,606	38,153

Total interest income	6,518,084	4,601,147
Interest expense
Interest on NOW, money market and savings	228,626	163,579
Interest on time deposits	573,714	482,340
Interest on FHLB advances	199,873	199,933

Total interest expense	1,002,213	845,852

Net interest income	5,515,871	3,755,295
Provision for loan losses	727,230	1,179,788

Net interest income after provision for loan losses	4,788,641	2,575,507
Other income
Trading income	4,972,413	132,500
Whole loan trading income	1,652,186	745,493
Advisory fees	731,902	—
Bank-related service charges	238,929	140,877
Mortgage-related income	153,984	—

Non-interest Income	7,749,414	1,018,870

Non-interest expense
Compensation and benefits	11,770,519	5,223,358
Professional expenses	1,420,780	1,059,042
Technology and communication	1,417,203	715,752
Occupancy and equipment	1,109,607	776,289
Administrative expenses	721,844	277,615
Other non-interest expenses	791,493	586,997

Total non-interest expenses	17,231,446	8,639,053

Loss before income taxes	(4,693,391)	(5,044,676)
Provision for income taxes	4,128	1,600

Net loss	(4,697,519)	(5,046,276)
Less: Net loss attributatble to the noncontrolling interest.	(87,444)	(9,090)

Net loss attributable to Manhattan Bancorp	(4,610,075)	(5,037,186)

Weighted average number of shares outstanding (basic and diluted)	3,987,631	3,987,631

Basic and diluted loss per share attributable to Manhattan Bancorp common stockholders	$(1.16)	$(1.26)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

		Common Stock						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock			Common Stock Warrant	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit		Noncontrolling Interest
		Shares	Amount							Total
Balance at December 31, 2008	$1,558,517	3,987,631	$38,977,282	$120,417	$957,825		$(7,634,001)	$307,488	—	$34,287,528
Accretion of preferred stock discount	18,063			(18,063)						—
Reduction due to repurchase of preferred stock	(1,576,580)			(102,354)	(21,066)					(1,700,000)
Dividend on preferred stock							(66,349)			(66,349)
Reduction due to redemption of warrant					(63,364)					(63,364)
Capital contribution by minority interest									210,000	210,000
Capital contribution to minority interest by parent					(90,000)				90,000	—
Share-based compensation expense					783,001					783,001
Unrealized loss on investment securities						$(2,336)		(2,336)	—	(2,336)
Net loss						(5,037,187)	(5,037,187)		(9,090)	(5,046,277)

Total comprehensive loss						$(5,039,523)

Balance at December 31, 2009	—	3,987,631	38,977,282	—	1,566,396		(12,737,537)	305,152	290,910	28,402,203
Share-based compensation expense					595,728					595,728
Unrealized gain on investment securities						$29,621		29,621		29,621
Net loss						(4,610,075)	$(4,610,075)		$(87,444)	(4,697,519)

Total comprehensive loss						$(4,580,454)

Balance at December 31, 2010	$—	3,987,631	$38,977,282	$—	$2,162,124		$(17,347,612)	$334,773	$203,466	$24,330,033

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Cash Flows from Operating Activities
Net loss	$(4,697,519)	$(5,046,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of discounts and premiums on securities	(388,953)	(31,996)
Depreciation and amortization	393,841	336,462
Provision for loan losses	727,230	1,179,788
Share-based compensation	595,728	783,001
(Increase) in accrued interest receivable and other assets	(251,858)	(1,189,903)
(Decrease) increase in accrued interest payable and other liabilities	880,172	731,331

Net cash used in operating activities	(2,741,359)	(3,237,593)

Cash Flows from Investing Activities
Net (increase) in loans	(12,733,378)	(23,664,378)
Allowance for loan and lease loss recoveries	48,124	38,002
Net (increase) decrease in time deposits-other financial institutions	594,000	736,000
Proceeds from repayment and maturities from investments securities	14,214,729	3,141,664
Purchase of available-for-sale securities	(15,314,798)	(8,562,341)
Purchase of premises and equipment	(371,358)	(261,126)
Capital contribution to minority interest	—	(90,000)
Redemption of stock in other financial institutions	119,050	(254,600)

Net cash used in investing activities	(13,443,631)	(28,916,779)

Cash Flows from Financing Activities
Net increase(decrease) in:
Demand deposits	23,246,571	14,267,941
NOW, savings and money market	9,795,831	11,964,192
Certificates of deposits equal to or greater than $100,000	(20,417,792)	36,207,546
Certificates of deposits less than $100,000	(1,299,232)	489,463
Increase (decrease) in borrowings	(7,500,000)	2,500,000

Net cash provided by financing activities	3,825,378	63,899,429

Net (decrease) increase in cash and cash equivalents	(12,359,612)	31,745,057
Cash and Cash Equivalents at Beginning of Period	51,455,292	19,710,235

Cash and Cash Equivalents at End of Period	$39,095,680	$51,455,292

Supplementary Information: Cash Paid during the Year on:
Interest	$1,013,453	$841,250

Income taxes	$4,128	$1,600

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying consolidated financial statements of Manhattan Bancorp (the "Bancorp") and its wholly-owned subsidiaries, Bank of Manhattan, N.A. (the "Bank") and MBFS Holdings, Inc., ("MBFS"), together referred to as the "Company" have been prepared in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X. On July 30, 2010, while maintaining its 70% interest in Banc of Manhattan Capital ("BOMC"), MBFS acquired a 70% interest in a newly-formed LLC, Manhattan Capital Markets ("MCM"). In the anticipated complete reorganization, the existing 70% partnership interests of MBFS in BOMC was transferred to MCM, which then acquired 100% of the partnership interest in BOMC. This occurred on November 30, 2010.

Nature of Operations

        Manhattan Bancorp (the "Company") is a California corporation incorporated on August 8, 2006 for the purpose of becoming a bank holding company and owning all of the stock of the Bank which is located in El Segundo, California. The Bank operates as a community bank, offering general commercial banking services to small and medium-sized businesses and professionals in the South Bay, the Westside and the Los Angeles airport areas of Los Angeles County. The Bank commenced its operations on August 15, 2007 after receiving approval from the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation (FDIC).

        On October 1, 2009, the Company, through its wholly-owned subsidiary, MFBS acquired a 70% interest in BOM Capital LLC, a full-service mortgage centric broker/dealer ("BOMC"). On November 30, 2010, through a re-organization the Company's 70% interest was transferred to Manhattan Capital Markets LLC, ("MCM"). MCM is a holding company for multiple wholly-owned subsidiaries, including BOMC.

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

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        For the purpose of reporting cash flows, cash and cash equivalents include cash, non-interest deposits at other financial institutions Federal funds sold including interest-bearing deposits held at the Federal Reserve Bank for and in behalf of the Bank. Cash on hand or on deposit with the Federal Reserve Bank are used to the regulatory reserve and clearing requirements.

Cash and Due from Banks

        Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The reserve required to be maintained at the Federal Reserve Bank was $665 thousand and $510 thousand at December 31, 2010 and 2009, respectively. The Bank maintains deposits with other financial institutions in amounts that exceed Federal deposit insurance coverage. Federal funds sold are similar to uncollateralized loans. Management regularly evaluates the credit risk of these transactions and believes that the Company is not exposed to any significant credit risk on cash or cash equivalents.

Interest-earning Deposits at Other Financial Institutions

        Interest-earning deposits in other financial institutions represent short term deposits that mature over a period of no more than 12 months and earn a higher rate of interest over that Bank's investment in Federal funds sold. Investment balances are maintained under the Federal deposit insurance level.

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

        At each reporting date, investment securities are assessed to determine whether there is anything other-than-temporary impairment. Prior to January 1, 2009, any declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that were other-than-temporary, would have resulted in write-downs of the individual securities to their fair value and included in earnings as

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

realized losses. The Company did not record any such write-downs in 2008. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

        In April 2009, accounting standards were revised to provide expanded guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. These rules require an entity to recognize the credit component of any other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. These new rules also require expanded disclosures. The guidance does not change the recognition of other-than-temporary impairment for equity securities.

Loans Held for Sale

        Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans and Interest on Loans

        The Company currently extends credit to its customers in the form of commercial, commercial and residential real estate and consumer loans. Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees and deferred loan origination costs, is amortized and included in interest income over the life of the loan using the interest method whenever possible.

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

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk

        Most of the Company's loan activity is with customers located within the South Bay area of Los Angeles County. Accordingly, the Company's exposure to credit risk is significantly affected by changes in the economy of this area. The Company has no significant industry concentrations.

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

        Management performs periodic credit reviews of the loan portfolio and considers current economic conditions, historical credit loss experiences and other factors in determining the adequacy of the allowance. Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

        The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

        A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

        Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

        In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and such agencies may require the Company to recognize additional provisions to the allowance based upon judgments that differ from those of management.

Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment

        Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which ranges from three to seven years for furniture and equipment. Leasehold improvements are amortized over the estimated useful lives of the improvements but not more than the remaining lease term with extensions, whichever is shorter. The straight-line method of depreciation is followed for financial reporting purposes, while both accelerated and straight-line methods are followed for income tax purposes. Expenditures for improvements and major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Nonmarketable Securities

        Regulatory requirements may require that the Company invest in the stock of certain organizations. Such stocks are considered restricted equity securities. Other investments, such as stock in bankers' banks, may offer cash and non-cash benefits to its shareholders although no market quotations exist. Such holdings have been recorded at cost in the Company's balance sheets. Both cash and stock dividends are recorded as income.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

        When the Company acquired its interest in MCM, the business had been in operation prior to the date when the acquisition occurred. The Company paid a premium on this acquisition, and said premium is recorded as an intangible asset in the form of goodwill.

        Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. In accordance with current accounting practice, goodwill is not amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. On an annual basis, the Company tests goodwill for impairment. The assessment of the impairment occurred on August 31, 2010 and reflected no impairment at that time. Accordingly, the carrying value of the Goodwill was $279,391 as of both December 31, 2010 and December 31, 2009.

        Intangible assets with definite useful lives are amortized over their estimated useful lives to the estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company's balance sheet.

Other Real Estate Owned

        It is the Company's policy that all real estate properties that would be acquired through, or in lieu of, loan foreclosure would be initially recorded at the lower of fair value or cost, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations would be periodically performed by management and the real estate would be carried at the lower of cost or fair value minus costs to sell. Revenue and expenses from operations and additions to the valuation allowance would be included in other expenses. The Company does not have any Other Real Estate Owned at December 31, 2010 or December 31, 2009.

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

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other Comprehensive Income (Loss)

        The Company has adopted current accounting guidance which requires the disclosure of comprehensive income (loss) and its components. Changes in unrealized gain (loss) on available-for-sale securities are the only component of Accumulated Other Comprehensive Income (Loss) for the Company.

Loss Contingencies

        Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Earnings (Loss) Per Share

        Basic earnings (loss) per share represents income available (loss reported) to common stock divided by the weighted average number of common shares outstanding during the period reported on the Statements of Operations. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding at December 31, 2010 or December 31, 2009. The weighted average number of shares used to calculate loss per share for the years ended December 31, 2010 and December 31, 2009 was 3,987,631.

Equity Compensation Plans/Share-Based Compensation

        The Company's 2007 Stock Option Plan ("2007 Plan") provided for the issuance of up to 732,789 shares of the Company's common stock upon the exercise of incentive and non-qualified options. The Plan was approved on August 10, 2007 by the Company's Board of Directors and the then existing shareholders and was terminated when the Company's Board of Directors approved the Manhattan Bancorp 2010 Equity Incentive Plan ("2010 Plan") on March 25, 2010, subject to the approval of the Company's shareholders. Options granted and still outstanding as of December 31, 2010 were 438,260.

        The 2010 Plan provides for the issuance of up to 444,348 shares of the Company's authorized and unissued common stock upon the exercise of incentive and non-qualified options and expires on March 25, 2020.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company has adopted the current accounting practice that generally requires entities to recognize the cost of recipient service received in exchange for awards of stock options, or other equity instruments in the statements of income based upon the grant date's fair values for the award.

        The Plan provides that each option must have an exercise price not less than the fair market value of the stock at the date of grant, have a term no longer than ten years, and can vest as determined by the Board of Directors of the Company. The cost is recognized over the period which the recipient is required to provide services in exchange for the award, generally the vesting period. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

Fair Value of Financial Instruments

        Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments

        The Company has currently three operating segments, the Bank, the Bancorp and the operations of MCM. Internal financial information is available to report the position and operating results of each of these entities and is disclosed in a separate footnote.

New Accounting Pronouncements

        EXPANDED DISCLOSURE ON CREDIT QUALITY:    In July 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. To achieve those objectives, ASU 2010-20 requires additional disclosures that facilitate the evaluation of the nature of credit risk inherent in the entity's portfolio of financing receivables, enhance the understanding of how that risk is analyzed and assessed in arriving at the allowance for credit losses, and discuss the changes and reasons for those changes in the allowance for credit losses. A reporting entity should provide disclosures on a disaggregated basis, including portfolio segment and class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Classes of financing receivables generally are a disaggregation of portfolio segment. For public entities, including the Company, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Since ASU 2010-20 affects only disclosure requirements for credit quality and the allowance for loan and lease losses, the adoption of this update is not expected to have a material impact on the Company's results of operations or financial position.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        LOAN MODIFICATION-EFFECT ON SINGLE ASSET POOLS:    In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset, such as acquired loans that have evidence of credit deterioration upon acquisition and are accounted for under the guidance in The FASB Accounting Standards Codification ™ ("ASC") 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring, or should remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of ASU 2010-18 for the third quarter of 2010 did not have a material impact on the Company's results of operations, financial position or disclosures.

        SUBSEQUENT EVENTS—AMENDMENT:    In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.

        FAIR VALUE MEASUREMENTS:    In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update added disclosure requirements for significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010. The adoption of these provisions only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company's statements of income and condition. An additional requirement of this ASU is that activity within Level 3, including purchases, sales, issuances, and settlements, be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for the Company's reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company's statements of income and condition.

        GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:    In June 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard regarding The FASB Accounting Standards Codification ™ ("Codification" or "ASC") that will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. On the

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective date of this standard, all interim and annual reporting periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of this standard did not have a material impact on the Company's financial statements.

        CONSOLIDATION-VARIABLE INTEREST ENTITIES:    In June 2009, the FASB issued an accounting standard, incorporated into ASC topic 810 "Consolidation," that seeks to improve financial reporting by companies involved with variable interest entities. Also addressed under this standard are concerns about the application of certain key provisions, including those in which the accounting and disclosures do not always provide timely and useful information about a company's involvement in a variable interest entity. The standard requires a company to perform analyses to determine if its variable interest(s) give it a controlling financial interest in a variable interest entity. These analyses identify the primary beneficiary of the a variable interest entity as the company that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the company's economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This standard is effective for all annual and interim reporting periods beginning after November 15, 2009 with earlier application prohibited. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

        SUBSEQUENT EVENTS:    In May 2009, the FASB issued an accounting standard which was incorporated into ASC topic 855 "Subsequent Events." This standard sets forth principles and requirements for disclosing and recognizing subsequent events in the financial statements. This standard also outlines circumstances under which an entity shall recognize those events or transactions occurring after the balance sheet date. The Company is required to adopt this standard for all interim and annual reporting periods after June 15, 2009, prospectively. The Company's adoption of this standard did not have a material impact on its financial statements.

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

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        OTHER-THAN-TEMORARY IMPAIRMENT:    In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this guidance as of January 1, 2009. The adoption of this guidance had no affect on previously reported financial results of the Company.

Note 2. Interest-Earning Assets with Other Financial Institutions

        At December 31, 2010, the Company had interest-earning deposits with other financial institutions of $2.9 million with a weighted average yield of 1.36%, and an average weighted remaining life of approximately 5.2 months. At December 31, 2009, the Company had interest-earning deposits with other financial institutions of $3.5 million with a weighted average yield of 1.81%, and an average weighted remaining life of approximately 3.4 months.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3. Investment Securities

        Investment securities have been classified in the balance sheet according to management's intent. The following is a summary of the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses at December 31, 2010 and 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2010
Available-for-sale securities:
U.S. government and agency securities	$1,500	$—	$51	$1,449
Mortgage-backed securities	4,317	268	—	4,585
Asset-backed securities	8,724	195	77	8,842

Total available-for-sale securities	$14,541	$463	$128	$14,876

Held-to-maturity securities:
State and municipal securities	$498	$6	$—	$504

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2009
Available-for-sale securities:
U.S. government and agency securities	$2,647	$—	$21	$2,626
Mortgage-backed securities	7,009	320	1	7,328
Asset-backed securities	3,399	8	54	3,353

Total available-for-sale securities	$13,055	$328	$76	$13,307

Held-to-maturity securities:
State and municipal securities	$494	$4	$—	$498

        The fair value of these securities is based upon quoted market prices. At December 31, 2010 and December 31, 2009, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.

        The realized gains for the year ended December 31, 2010 were $19,528 and there were no realized losses. There were no realized gains or losses for the year ended December 31, 2009.

        The net unrealized gain on available-for sale as of December 31, 2010 was $334,773 with the net increase of $29,621 included in accumulated other comprehensive income for the year ended December 31, 2010. The net unrealized gain on available-for-sale securities included in accumulated other comprehensive income for the year ended December 31, 2009 was $305,152, after reflecting a reduction in the aggregate gain by $2,336.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3. Investment Securities (Continued)

        Securities with a fair market value of $4,996,000 at December 31, 2010 were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB"). Securities with a fair market value of $5,109,000 at December 31, 2009 were pledged to secure borrowings from the FHLB.

        Management does not believe that any of the Company's investment securities are impaired due to reasons of credit quality. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Accordingly, as of December 31, 2010 and 2009, management believes that the gross unrealized losses detailed in the table above are temporary and no impairment loss should be realized in the Company's Statement of Operations.

        At December 31, 2010 and 2009, the Company had no securities with unrealized losses which were in a continual loss position for greater than 12 months.

        Unrealized losses and fair value, aggregated by investment categories that individual securities have been in an unrealized loss position for a period of less than 12 months are summaries as follows:

	At December 31,
	2010		2009
	Less than 12 Months		Less than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities available for sale:
U.S. Government and agency securities	$1,500	$51	$2,627	$21
Mortgage-backed securities	—	—	198	1
Other securities	4,348	77	1,775	54
Securities held to maturity
State and municipal securities	—	—	—	—

Total impaired securities	$5,848	$128	$4,600	$76

        The amortized cost, estimated fair value and average yield of debt securities at December 31, 2010 are shown below. In the case of securities available for sale, the average yields are based on effective rates of book balances at year end. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost. Mortgage-backed securities are classified in

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3. Investment Securities (Continued)

accordance with estimated lives. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Available-for-Sale Securities			Held-to Maturity Securities
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
Due in One Year or Less	$4,103	$4,179	3.85%	$—	$—	—
Due from One Year to Five Years	4,646	4,715	3.84%	498	504	4.55%
Due from Five Years to Ten Years	1,785	1,886	7.10%	—	—	—
Due after Ten Years	4,007	4,096	4.35%	—	—	—

	$14,541	$14,876	4.38%	$498	$504	4.55%

Note 4. Loans and Allowance for Loan Losses

        Loans are summarized as follows

	December 31, 2010		December 31, 2009
	(Dollars in Thousands)		(Dollars in Thousands)
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
Commercial loans	$28,697	32.2%	$26,531	33.1%
Real estate loans	52,184	58.5%	46,055	57.5%
Other loans	8,355	9.4%	7,530	9.4%

Total Loans, including net loan costs	89,236	100.0%	80,116	100.0%

Less—Allowance for loan losses	(1,877)		(1,202)

Net loans	$87,359		$78,914

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

        At December 31, 2010, qualified loans with an outstanding balance of $40.9 million were pledged to secure advances at the FHLB. At December 31, 2009, qualified loans with an outstanding balance of $37.9 million were pledged to secure advances at the FHLB.

        As of December 31, 2010, the Company had no impaired or non-accrual loans and there was a single loan which was 30 days past due in the amount of approximately $1.4 million. The loan was paid-in-full by the end of the following month.

        The Company had no impaired or non-accrual loans and there were no loans past due 30 days or more in either interest or principal at December 31, 2009.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4. Loans and Allowance for Loan Losses (Continued)

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

  Special Mention:    Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

  Substandard.    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

  Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

        Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in Thousands)	Pass	Special Mention	Substandard	Doubtful
Commercial loans	$25,065	$2,000	$1,632	$—
Commericial real estate	41,547	1,884	—	—
Construction	8,753	—	—	—
Other loans	8,110	—	245	—

Total Loans	$83,475	$3,884	$1,877	$—

        The following table presents an analysis of changes in the allowance for loan losses during the period indicated:

	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in Thousands)
Allowance balance at beginning of period	$1,202	$975
Additions to the allowance charged to expense	727	1,179
Recoveries	48	38

	1,977	2,192
Less: loans charged-off	100	990

Allowance balance at end of period	$1,877	$1,202

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4. Loans and Allowance for Loan Losses (Continued)

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of December 31, 2010:

(Dollars in Thousands)	General Allowance
Commercial loans	$553
Commericial real estate	1,059
Construction	131
Other loans	134

Total Loans	$1,877

Note 5. Fair Value of Financial Instruments

        Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

  Level 1—Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

  Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  Level 3—Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

        The Company used the following methods and significant assumptions to estimate fair value:

        Investment Securities:    The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

        Loans Held For Sale:    Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 5. Fair Value of Financial Instruments (Continued)

        Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Description of Assets/Liabiltity	December 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Dollars in Thousands) (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$14,876	$—	$14,876	$—

December 31, 2009
Available-for-sale securities	$13,361	$—	$13,361	$—

        Assets measured at fair value on a non-recurring basis are summarized below:

Description of Assets/Liabiltity	December 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Dollars in Thousands) (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$3,512	$3,512	$—	$—

        Current account practice defines the fair value of a financial instrument as the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based upon relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Financial Assets

        The carrying amount of cash and short-term investments are considered to approximate fair value. Short-term investments include Federal funds sold and interest bearing deposits with other financial institutions. The fair value of investment securities are generally based upon quoted market prices. The

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 5. Fair Value of Financial Instruments (Continued)

fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

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

        The estimated fair value of financial instruments at December 31, 2010 and 2009 is summarized as follows (dollar amount in thousands):

	December 31,
	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and due from banks	$1,846	$1,846	$1,214	$1,214
Federal funds sold	37,250	37,250	50,241	50,241
Time deposits-other financial institutions	2,868	2,868	3,462	3,642
Investment Securities	15,373	14,876	13,855	13,859
Loans, net	87,359	92,023	78,914	84,389
Non-marketable securities	1,581	1,581	1,700	1,700
Accrued interest receivable	419	419	398	398
Financial Liabilities:
Non-interest bearing deposits	52,894	52,894	29,647	29,647
Interest-bearing deposits	69,352	69,200	81,273	80,759
Accrued interest payable	30	30	41	41
FHLB advances	4,500	4,492	12,000	11,965

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 6. Premises and Equipment

        Premises and equipment consisted of the following:

	December 31,
	2010	2009
	(Dollars in Thousands)
Leasehold improvements	$884	$866
Furniture, fixtures and equipment	1,537	1,155

	2,421	2,021
Less: accumulated depreciation & amortization	(1,162)	(739)

	$1,259	$1,282

        Total depreciation and amortization expense for the year ended December 31, 2010 was $393,841 compared to $336,462 for the year ended December 31, 2009.

        The Company has entered into a lease for an office facility for the banking operation. The lease agreement is for a term of seven (7) years commencing on July 1, 2007 with one renewal option of five years. The Company has entered into a lease for an office facility of the MCM group of companies. The lease agreement is for a term of two (2) years commencing on June 1, 2011. The following is a schedule of the minimum lease payment associated with these two (2) term leases before considering renewal options that generally are present:

Year	(Dollars in Thousands)
2011	$457
2012	364
2013	279
2014	142

$1,242

        The Company had several month-to-month leases covering spaces in both California and New York.

        Total occupancy expense for the year ended December 31, 2010 was $733 thousand compared to $459 thousand for the year ended December 31, 2009.

Note 7. Deposits

        As of December 31, 2010 the scheduled maturities of the Company time deposits (in thousands) were as follows:

2011	$28,612
2012	6,546
2013	2,222
2014	250
2015	—

$37,630

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 8. Borrowing Arrangements

        Overnight borrowing:    The Bank has an established borrowing line totaling $3,000,000 on an unsecured basis from one of its correspondent banks. As of December 31, 2010, no amounts were outstanding under this arrangement.

        Federal Home Loan Bank Line of Credit:    Since 2008, the Bank has maintained a line of credit with FHLB. The maximum amount the Bank my borrow under this agreement is limited to the lesser of a percentage of eligible collateral as established by agreement or 15% of the Bank's total assets. At December 31, 2010 remaining financing availability from the FHLB was $ 15.4 million. FHLB advances are collateralized by loans and securities with a remaining borrowing capacity with existing collateral of approximately $ 18.3 million secured by loans and securities. The Bank has pledged approximately $5.0 million in securities and $40.9 million in loans to the FHLB as of December 31, 2010.

        At December 31, 2010, the scheduled maturity of FHLB advance is as follows:

	Interest
Amount	Rate	Type	Maturity Date
(Dollars in Thousands)
$4,500	4.38%	Fixed	6/27/2013

$4,500

Note 9. Employee Benefits Plans

        The Company has a 401(k) Profit Sharing Plan for all employees and permits voluntary contributions of their compensation on a pre-tax basis. The Company's Board of Directors made a contribution for both 2010 and 2009 matching 100% of the employee's contribution up to the first 3% of the employee's total compensation and matching 50% of the employee's contribution up to the next 2% of the employee's total compensation. The Company's expense relating to the contributions made to the 401(k) was approximately $295 thousand for the year ended December 31, 2010 and approximately $122 thousand for the year ended December 31, 2009.

        Participants are 100% vested in their own voluntary contributions. The Company's matching contribution was made using "Safe Harbor" guidelines. "Safe Harbor" contributions are immediately vested.

Note 10. Stock-Based Compensation

        At December 31, 2010, the Company had shares-based compensation awards outstanding under two share-based compensation plans, which are described below.

The "2007 Stock Option Plan".

        The 2007 Plan of the Company authorized the granting of both 'nonqualified" and "incentive" stock options to the employees of the Company and its subsidiaries and "nonqualified" stock options to the Company's directors. The Plan provided for options to purchase 732,789 shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. The Plan provided for accelerated vesting if there is a change of control, as defined by the Plan. The plan was terminated during

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 10. Stock-Based Compensation (Continued)

2010 in conjunction with the establishment of the 2010 plan described below. The termination of the 2007 Plan did not cancel options grants outstanding as of the termination date, but cancel all unissued options and disallowed any future grants. At the date of the 2007 Plan termination, there were 726,942 shares outstanding and no options had been exercised.

The "2010 Equity Incentive Plan".

        On March 25, 2010, the Board of Directors approved and adopted the Manhattan Bancorp 2010 Equity Incentive Plan (the "2010 Plan"), subject to the approval of the Company's shareholders. The 2010 Plan provides for the issuance of both "incentive" and "nonqualified" stock options to officers and employees, and of "nonqualified" stock options to non-employee directors, of the Company and its subsidiaries. The tax consequences of both types of options are described below. The 2010 Plan also provides for the issuance of restricted stock awards and other types of equity-based compensation awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established by the Board of Directors in its discretion, or by a committee designated by the Board.

        During the year ended December 31, 2010, the Company recorded $596 thousand of stock-based compensation expense. During the year ended December 31, 2009, the Company recorded $783 thousand of stock-based compensation expense. At December 31, 2010, unrecorded compensation expense related to non-vested stock option grants totaled $192 thousand and is expected to be recognized as follows:

Year	Share-Based Compensation Expense
(Dollars in Thousands)
2011	$134
2012	39
2013	19

Total	$192

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

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 10. Stock-Based Compensation (Continued)

        The following table summarizes the weighted average assumptions utilized for stock options granted for the periods presented:

	Period Ended December 31,
	2010	2009
Risk-free rate	2.31%	2.24%
Expected term	6 years	6 years
Expected volatility	28.08%	26.16%
Dividend yield	0.00%	0.00%
Fair value per share	$1.25	$0.74

        The following table summarizes the stock option activity under both plans for the years ended December 31:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2009
Outstanding at December 31, 2008	657,480	$9.99
Granted	42,250	$8.25
Exercised	—	—
Expired	—	—
Forfeited	12,788	$9.96

Outstanding at December 31, 2009	686,942	$9.42	8.06	$—

Options exercisable at December 31, 2009	366,898	$9.69	7.84	$—

Options unvested at December 31, 2009	302,044	$9.10	8.27	$—

2010
Outstanding at December 31, 2009	686,942	$9.42
Granted	303,681	$6.60
Exercised	—	—
Expired	—	—
Forfeited	426,132	$8.22

Outstanding at December 31, 2010	564,491	$8.81	7.56	$—

Options exercisable at December 31, 2010	411,522	$9.45	7.02	$—

Options unvested at December 31, 2010	152,969	$7.07	9.00	$—

        There have been no options exercised since the plan was approved.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 11. Stockholders' Equity

        The Company had authorized 10,000,000 shares of common stock and 10,000,000 shares of serial preferred stock as of December 31, 2009. The shareholders of the Company approved an amendment to the Articles of Incorporation authorizing an increase of the number of authorized shares of common stock from 10,000,000 to 30,000,000 shares.

        The Company elected to participate in the U.S. Treasury's Capital Purchase Program ("CPP"). On December 5, 2008 the Treasury purchased 1,700 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Preferred Stock") at a liquidation amount of $1,000 per share providing the Company with $1,678,934 net of related expenses of $21,066. The Preferred Stock paid a cumulative dividend at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.

        In conjunction with this purchase, the Company granted the Treasury a warrant (the "Warrant") to purchase 29,480 additional shares of the Company's common stock at $8.65 per share subject to the standard terms and conditions of CPP. The warrant was immediately exercisable and would have expired on December 5, 2018.

        With the receipt of funds from the private placement in late December 2008, and with the increasing requirements associated with the funds associated with the CPP, the Company sought permission to repurchase the 1,700 shares of the Company's Preferred Stock. Following necessary regulatory approval, the Company paid $1,707,319 to redeem the Preferred Stock, which included the final accrued dividend of $7,319 on September 16, 2009.

        On October 9, 2009, the Company was notified by the United States Department of the Treasury of its acceptance of the Company's offer to redeem the outstanding Warrant for the 29,480 additional shares of the Company's common stock at a total price of $63,364. The redemption of the Warrant occurred on October 14, 2009.

Note 12. Income Taxes

        For the year ended December 31, 2010, the Company and its subsidiaries recorded tax expense of $4,128, which consists of penalties of $128 and the state franchise minimum tax of $800 for five corporations. Other than the minimum state franchise tax of $800 per organization, the Company and its subsidiaries had no other income tax expense or benefit for the year ended December 31, 2010. This was the result of net operating losses, with net deferred tax assets remaining unrecognized, since their realization is dependent on probable future taxable income. The Company has established a 100% valuation allowance against the deferred tax assets. Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. At December 31, 2010, the Bank had Federal net operating loss carry-forward of approximately $12.3 million that begin expiring in 2026 and a state net operating loss carry-forward of approximately $12.0 million that begin expiring in 2017.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 12. Income Taxes (Continued)

        The following is a summary of the components of the net deferred tax asset account at December 31:

	2010	2009
Deferred tax assets:
Organizational costs	$292,000	$343,000
Start-up costs	47,000	55,000
Operating loss carryforward	5,055,000	3,725,000
Non-employee stock-based compensation	672,000	500,000
Allowance for loan losses due to tax differences	631,000	356,000
Depreciation differences	112,000	33,000
Conversion of accrual basis to reporting	63,000	97,000
Other	48,000	19,000

	6,920,000	5,128,000
Valuation allowance	(6,881,000)	(5,094,000)
Deferred tax liability:
Conversion of accrual basis to reporting	—	—
Deferred loan costs	(39,000)	(34,000)

Net deferred tax assets	$—	$—

Note 13. Commitments and Contingencies

        As of December 31, 2010 and 2009, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	2010	2009
	(Dollars in Thousands)	(Dollars in Thousands)
Commitment to extend credit	$26,150	$25,835
Standby letters of credit	88	120

	$26,238	$25,955

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

        The Company is currently not involved in any legal proceeding.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 14. Regulatory Capital

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

        Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). As of December 31, 2010, the Company and the Bank exceeded all applicable capital adequacy requirements.

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

        The following table sets forth the Company's and the Bank's regulatory capital ratios as of December 31, 2010 and 2009:

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Company
Total Capital (risk-weighted assets)	$25,254	25.3%	$8,001	8%	$10,001	10%
Tier 1 Capital (risk-weighted assets)	$23,995	24.0%	$4,000	4%	$6,001	6%
Tier 1 Capital (average assets)	$23,995	18.1%	$5,291	4%	$6,613	5%
Bank
Total Capital (risk-weighted assets)	$22,218	22.4%	$7,922	8%	$9,903	10%
Tier 1 Capital (risk-weighted assets)	$20,971	21.2%	$3,961	4%	$5,942	6%
Tier 1 Capital (average assets)	$20,971	16.6%	$5,053	4%	$6,317	5%

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 14. Regulatory Capital (Continued)

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Company
Total Capital (risk-weighted assets)	$29,182	33.7%	$6,931	8%	$8,664	10%
Tier 1 Capital (risk-weighted assets)	$28,097	32.4%	$3,465	4%	$5,198	6%
Tier 1 Capital (average assets)	$28,097	23.5%	$4,788	4%	$5,985	5%
Bank
Total Capital (risk-weighted assets)	$22,430	27.0%	$6,931	8%	$8,664	10%
Tier 1 Capital (risk-weighted assets)	$22,345	25.8%	$3,465	4%	$5,198	6%
Tier 1 Capital (average assets)	$22,345	18.9%	$4,731	4%	$5,913	5%

Note 15. Related Party Transactions

        In the ordinary course of business, the Bank may grant loans to certain officers and directors and the companies with which they are associated. Management believes that all loans and loan commitments to such parties will be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transaction with other persons.

        A summary of the activity in these loans follows:

	2010	2009
Balance at beginning of the year	$1,879,115	$2,236,115
Credit granted including renewals	755,800	294,000
Repayments	1,365,000	651,000

Balance at end of year	$1,269,915	$1,879,115

        Deposits from related parties held by the Bank at December 31, 2010 and 2009 amounted to $3,042 thousand and $1,471 thousand respectively.

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 16. Parent Company Only Condensed Financial Statements

        The condensed parent company financial statements of Manhattan Bancorp follow:

Condensed Balance Sheets

	December 31,
	2010	2009
Assets:
Cash	$1,831,164	$4,608,715
Investment in subsidiary	21,306,338	22,650,490
Investment in MBFS Holdings Inc	1,248,850	1,055,080
Loan to affiliate	—	210,000
Prepaid expenses & other assets	25,781	41,664

Total assets	$24,412,133	$28,565,949

Liabilities and Stockholders' Equity:
Accrued expenses	$82,100	$163,746
Stockholders' equity-Manhattan Bancorp	24,126,567	28,111,293
Noncontrolling interest	203,466	290,910

Total equity	24,330,033	28,402,203

Total liabilities and stockholders' equity	$24,412,133	$28,565,949

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 16. Parent Company Only Condensed Financial Statements (Continued)

Condensed Statements of Operations

	For the Year ended December 31, 2010	For the Year ended December 31, 2009
Interest income
Interest from loan to affiliate	$2,256	$2,397

Total interest income	2,256	2,397

Non-interest expenses
Compensation and benefits	1,964,138	739,082
Legal and professional fees	315,366	815,077
General and administrative including taxes	293,448	64,061
Occupancy and equipment	154,315	84,492

Total non-interest expenses	2,727,267	1,702,712

Loss before equity in undistributed loss of subsidiary	(2,725,011)	(1,700,315)
Loss in equity—Bank of Manhattan	(1,666,277)	(3,301,041)
Loss in equity—BMFS Holdings, Inc	(306,231)	(44,920)

Net loss	(4,697,519)	(5,046,276)
Less: Net gain (loss) attributable to noncontrolling interest	(87,444)	(9,090)

Net loss attributable to Manhattan Bancorp	$(4,610,075)	$(5,037,186)

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 16. Parent Company Only Condensed Financial Statements (Continued)

Condensed Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Cash Flows from Operating Activities
Net loss	$(4,697,519)	$(5,046,278)
Adjustments to reconcile net loss to net cash provided by/ (used in) used in operating activities:
Net change in:
Equity in undistributed loss of subsidiary	1,373,773	2,703,230
Investment in MBFS Holdings Inc	306,230	44,920
Share-based compensation expense	595,728	783,001
(Increase) decrease in accrued interest receivable and other assets	15,883	(41,663)
Increase (decrease) in accrued interest payable and other liabilities	(81,646)	158,233

Net cash used in operating activities	(2,487,551)	(1,398,557)

Cash Flows from Investing Activities
Net decrease (increase) in loans	210,000	(210,000)
Investment in Subsidiary	(500,000)	(1,100,000)
Capital contribution to minority interest	—	(90,000)

Net cash used in investing activities	(290,000)	(1,400,000)

Cash Flows from Financing Activities
Cash dividend paid on preferred stock	—	(66,349)
Proceeds from issuance of common stock, net of selling costs	—	—
Repurchase of preferred stock	—	(1,700,000)
Redemption of stock	—	(63,364)
Capital contribution from minority interest	—	300,000
Proceeds from issuance of preferred stock, net of selling costs and discount	—	—
Issuance of common stock warrants	—	—

Net cash provided by financing activities	—	(1,529,713)

Net increase in cash and cash equivalents	(2,777,551)	(4,328,270)
Cash and Cash Equivalents at Beginning of Period	4,608,715	8,936,985

Cash and Cash Equivalents at End of Year	$1,831,164	$4,608,715

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 17. Business Combinations

        On October 1, 2009, Manhattan Bancorp, through its wholly owned subsidiary, MBFS Holdings, Inc., acquired a 70% interest in Banc of Manhattan Capital, LLC, a full-service mortgage-centric broker/dealer through a purchase of 700 thousand membership units for a price of $790 thousand. The excess of the purchase price over the estimated fair value of the net assets acquired resulting in the recording of $279,391 in goodwill. During 2010, the Company, through its wholly owned subsidiary, MBFS Holdings, Inc., transferred its majority interest from Banc of Manhattan Capital, LLC to Manhattan Capital Markets LLC. Manhattan Capital Markets LLC is a holding company for multiple wholly-owned subsidiaries, including BOM Capital LLC, a full service mortgage-centric broker/dealer.

        The following table provides a summary of the assets acquired and liabilities as of the date of the acquisition of Banc of Manhattan Capital, LLC in 2009.

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

MANHATTAN BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 18. Segment Information

        The Company segregates its operations into three primary segments: The Banking Operation (Bank of Manhattan, N.A.), the Non-Bank Financial Operations (MCM LLC and Other, which includes the Parent Company, MBFS Financial Holding, Inc. along with the eliminations between segments. The Company determines the operating results of each segment based upon internal management systems.

        Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using operating income. Transactions among segments are made at fair value. Information reported internally for performance assessment follows:

	Condensed Statements of Operation
Year ended December 31, 2010	Bank	MCM	Other	Consolidated Company
	(Dollars in Thousands)
Net interest Income, including loan fees	$5,486	$30	$—	$5,516
Less: Provision for loan losses	727	—	—	727
Non-interest income	394	7,397	(42)	7,749

Net revenue	5,153	7,427	(42)	12,538
Non-interest expense	6,818	7,717	2,696	17,231

loss before taxes	$(1,665)	$(290)	$(2,738)	$(4,693)

Total assets	$150,923	$2,225	$(200)	$152,948

	Condensed Statements of Operation
Year ended December 31, 2009	Bank	MCM(1)	Other	Consolidated Company
	(Dollars in Thousands)
Net interest Income, including loan fees	$3,755	$—	$—	$3,755
Less: Provision for loan losses	1,180	—	—	1,180
Non-interest income	141	893	(15)	1,019

Net revenue	2,716	893	(15)	3,594
Non-interest expense	6,017	923	1,700	8,640

loss before taxes	$(3,301)	$(30)	$(1,715)	$(5,046)

Total assets	$151,506	$1,340	$(531)	$152,315

(1)
The Company acquired its interest in MCM in October of 2009. Accordingly the results for 2009 reflect only three months of activity.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements with the Company's accountants on accounting and financial disclosures.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

        The Company's management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        As of December 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2010 is effective.

Changes in Internal Control

        There were no changes in the Company's internal control over financial reporting in the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required under this Item will be found in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required under this Item will be found in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

        The information required under this Item will be found in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required under this Item will be found in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required under this Item will be found in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010 and is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.    FINANCIAL STATEMENTS

    The listing of financial statements required by this item is set forth in the index under Item 8 of this Annual Report on Form 10-K.

  2.
  FINANCIAL STATEMENT SCHEDULES

    The listing of supplementary financial statement schedules required by this item is set forth in the index under Item 8 of this Annual Report on Form 10-K.

  3.
  EXHIBITS

    The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 87 of this Annual Report on Form 10-K, which Exhibit Index indicates each exhibit that is a management contract or compensatory plan or arrangement.

(b)
EXHIBITS

  See exhibits listed in "Exhibit Index" on page 87 of this report.

(c)
FINANCIAL STATEMENT SCHEDULES

  There are no financial statement schedules required by Regulation S-X that have been excluded from the Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP
Date: March 30, 2011	/s/ TERRY ROBINSON Terry Robinson President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Members of the Company's Board of Directors

Dated: March 30, 2011	/s/ J. GRANT COUCH, JR. J. Grant Couch Jr. Chairman of the Board
Dated: March 30, 2011	/s/ CHRIS W. CARAS JR. Chris W. Caras, Jr.
Dated: March 30, 2011	/s/ HARRY W. CHENOWETH Harry W. Chenoweth
Dated: March 30, 2011	/s/ JOHN D. FLEMMING John D. Flemming
Dated: March 30, 2011	/s/ DEAN FLETCHER Dean Fletcher Chief Financial Officer (Principal Financial and Accounting Officer)
Dated:	Patrick E. Greene

Members of the Company's Board of Directors

Dated: March 30, 2011	/s/ CHRISTOPHER J. GROWNEY Christopher J. Growney
Dated: March 30, 2011	/s/ GREG JACOBSON Greg Jacobson
Dated:	Kyle A. Ransford
Dated: March 30, 2011	/s/ TERRY ROBINSON Terry Robinson Chief Executive Officer (Principal Executive Officer)
Dated: March 30, 2011	/s/ LARRY S. MURPHY Larry S. Murphy
Dated: March 30, 2011	/s/ STEPHEN P. YOST Stephen P. Yost

Exhibit Number
3.1	Articles of Incorporation of Manhattan Bancorp, as amended, incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") on February 5, 2007.
3.2	By-laws of Manhattan Bancorp, incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") on February 5, 2007.
4.1	Specimen Common Stock Certificate, incorporated by reference to Form SB-2 Registration Statement Registration Statement filed with the Securities and Exchange Commission ("SEC") on February 5, 2007.
10.1	Lease for Main office of Bank of Manhattan, incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") on February 5, 2007.
10.2	Form of Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC") on February 5, 2007.(x)
10.3	Stock Purchase Agreement dated May 14, 2008 between Manhattan Bancorp and Carpenter Fund Manager GP, LLC incorporated by reference to Form 8-K filed with the SEC on May 16, 2008.
10.4
First Amended and Restated Employment Agreement dated March 26, 2009 between Manhattan Bancorp, Bank of Manhattan, N.A. and Dean Fletcher, incorporated by reference to Form 8-K filed with the SEC on March 16, 2009.(x)
10.5
Amendment to First Amended and Restated Employment Agreement dated September 8, 2010 between Manhattan Bancorp, Bank of Manhattan, N.A. and Dean Fletcher, incorporated by reference to Form 8-K filed with the SEC on September 8, 2010.(x)
10.6	Employment Agreement dated March 26, 2009 between Bank of Manhattan and Rick Sowers, incorporated by reference to Form 8-K filed with the SEC on March 16, 2009.(x)
10.7	Operating Agreement of Manhattan Capital Markets LLC, dated as of July 30, 2010, by and between MBFS Holdings, Inc and Bodi Advisors, Inc.
10.8	Amendment No. 1 to Operating Agreement of Manhattan Capital Markets LLC, dated as of November 30, 2010, by and between MBFS Holdings, Inc. and Bodi Advisors, Inc.
10.9	Employment Agreement dated October 1, 2009 by and between BOM Capital, LLC and Harold Hermelee, incorporated by reference to Form 8-K filed with the SEC on October 7, 2009.(x)
10.10	Employment Agreement dated October 1, 2009 by and between BOM Capital, LLC and Tad Dahlke, incorporated by reference to Form 8-K filed with the SEC on October 7, 2009.(x)
10.11	Employment Agreement dated October 1, 2009 by and between BOM Capital, LLC and Greg Jacobson, incorporated by reference to Form 8-K filed with the SEC on October 7, 2009.(x)
10.12	Employment Agreement dated December 8, 2009 by and between Manhattan Bancorp and Kyle A. Ransford, incorporated by reference to Form 8-K filed with the SEC on December 14, 2009.(x)
10.13	Employment Agreement dated March 1, 2010 by and between Manhattan Bancorp, Bank of Manhattan, N.A. and Deepak Kumar, incorporated by reference to Form 8-K filed with the SEC on March 5, 2010.(x)

Exhibit Number
10.14	Employment Agreement dated November 23, 2010 by and between Manhattan Bancorp, Bank of Manhattan, N.A. and Terry L. Robinson, incorporated by reference to Form 8-K files with the SEC on November 23, 2010.(x)
21	Subsidiaries of the registrant.
23.1	Consent of Vavrinek, Trine, Day & Co, LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(x)
Indicates management contract or compensatory plan or arrangement