Form 10-Q
period 2011-03-31
Manhattan Bancorp
filed 2011-05-12
CIK 1387632

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission File Number 000-54116

MANHATTAN BANCORP

(Exact name of registrant as specified in its charter)

California	20-5344927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2141 Rosecrans Avenue, Suite 1160

El Segundo, California  90245

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 606-8000

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

As of April 30, 2010, there were 3,987,631 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$2,856,830	$1,845,808
Federal funds sold/interest-bearing demand funds	37,918,718	37,249,872
Total cash and cash equivalents	40,775,548	39,095,680
Time deposits-other financial institutions	2,670,000	2,868,000
Investments securities-available for sale	13,216,397	14,875,814
Investments securities-held to maturity	498,430	497,521

Loans held for sale	5,099,573	3,512,417

Loans	80,906,005	89,236,265
Allowance for loan losses	(1,881,632)	(1,877,133)
Net loans	79,024,373	87,359,132

Property and equipment, net	1,264,132	1,259,457
Nonmarketable securities	1,545,800	1,580,600
Accrued interest receivable and other assets	1,864,500	1,899,602

Total assets	$145,958,753	$152,948,223

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$47,817,708	$52,893,770
Interest bearing:
Demand	2,759,496	3,165,267
Savings and money market	26,817,942	28,556,155
Certificates of deposit equal to or greater than $100,000	35,799,944	33,934,109
Certificates of deposit less than $100,000	3,461,193	3,696,069
Total deposits	116,656,283	122,245,370
FHLB advances	4,500,000	4,500,000
Accrued interest payable and other liabilities	1,962,491	1,872,820
Total liabilities	123,118,774	128,618,190

Commitments and contingencies	—	—

Stockholders’ equity
Manhattan Bancorp stockholders’ equity:
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, none in 2011 and 2010	—	—
Common stock-no par value; 30,000,000 shares authorized; issued and outstanding, 3,987,631 in 2011 and 2010	38,977,282	38,977,282
Additional paid in capital	2,201,670	2,162,124
Unrealized gain on available-for-sale securities	344,976	334,773
Accumulated deficit	(18,793,311)	(17,347,612)

Total Manhattan Bancorp stockholders’ equity	22,730,617	24,126,567
Noncontrolling interest	109,362	203,466
Total equity	22,839,979	24,330,033

Total liabilities and stockholders’ equity	$145,958,753	$152,948,223

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months
	ended March 31,
	2011	2010
	(unaudited)	(audited)
Interest income
Interest and fees on loans	$1,271,531	$1,249,140
Interest on investment securities	190,137	299,886
Interest on federal funds sold	16,525	15,583
Interest on time deposits-other financial institutions	19,446	11,150

Total interest income	1,497,639	1,575,759

Interest expense
Interest on NOW, money market and savings	43,804	65,405
Interest on time deposits	123,715	173,894
Interest on FHLB advances	49,275	49,300

Total interest expense	216,794	288,599

Net interest income	1,280,845	1,287,160

Provision for loan losses	—	370,000

Net interest income after provision for loan losses	1,280,845	917,160

Non-interest income
Non-bank related income	1,773,849	1,675,091
Bank-related fees	335,495	69,200

Non-interest income	2,109,344	1,744,291

Non-interest expense
Compensation and benefits	3,537,925	2,575,145
Technology and communication	413,945	273,426
Occupancy and equipment	299,570	273,390
Professional expenses	264,209	483,300
Administrative expenses	188,860	161,467
Other non-interest expenses	220,283	134,830

Total non-interest expenses	4,924,792	3,901,558

Loss before income taxes	(1,534,603)	(1,240,107)

Provision for income taxes	5,200	800

Net loss	(1,539,803)	(1,240,907)
Less: Net (loss) gain attributable to the noncontrolling interest	(94,104)	77,088
Net loss attributable to Manhattan Bancorp	$(1,445,699)	$(1,317,995)

Weighted average number of shares outstanding (basic and diluted)	3,987,631	3,987,631

Basic and diluted loss per share	$(0.36)	$(0.33)

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

March 31, 2011 and 2010

(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Interest	Total
Balance at December 31, 2009	3,987,631	$38,977,282	$1,566,396	$—	$(12,737,537)	$305,152	$290,910	$28,402,203
Share-based compensation expense			141,697					141,697
Unrealized loss on investment securities				(18,903)		(18,903)		(18,903)
Net (loss) gain				(1,317,995)	$(1,317,995)		$77,088	(1,240,907)
Total comprehensive loss				$(1,336,898)
Balance at March 31, 2010	3,987,631	$38,977,282	$1,708,093		$(14,055,532)	$286,249	$367,998	$27,284,090

Balance at December 31, 2010	3,987,631	$38,977,282	$2,162,124	$—	$(17,347,612)	$334,773	$203,466	$24,330,033
Share-based compensation expense			39,546					39,546
Unrealized gain on investment securities				10,203		10,203		10,203
Net (loss)				(1,445,699)	(1,445,699)		(94,104)	(1,539,803)
Total comprehensive loss				$(1,435,496)
Balance at March 31, 2011	3,987,631	$38,977,282	$2,201,670		$(18,793,311)	$344,976	$109,362	$22,839,979

The accompanying notes are an integral part of this financial statement.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31, 2011	March 31, 2010
	(unaudited)	(audited)
Cash flows from operating activities
Net loss	$(1,539,803)	$(1,240,907)
Net amortization of discounts and premiums on securities	(62,878)	(108,710)
Depreciation and amortization	93,516	108,294
Provision for loan losses	—	370,000
Share-based compensation	39,546	141,697
Decrease(Increase) in accrued interest receivable and other assets	35,102	(636,390)
Increase in accrued interest payable and other liabilities	89,671	562,410

Net cash used in operating activities	(1,344,846)	(803,606)

Cash flows from investing activities
Net decrease (increase) in loans	6,743,104	(5,339,358)
Allowance for loan and less loss recoveries	4,499	12,525
Decrease in time deposits - other financial institutions	198,000	396,000
Proceeds from repayment and maturities from investment securities	1,731,589	4,014,236
Purchase of investments	—	(13,814,783)
Redemption of stock in other financial institutions	34,800	31,150
Purchase of premises and equipment	(98,191)	(23,747)

Net cash provided (used in) investing activities	8,613,801	(14,723,977)

Cash flows from financing activities
Net increase (decrease) in:
Demand deposits	(5,076,062)	1,162,953
Interest bearing demand deposits	(405,771)	(1,416,067)
Savings and money market deposits	(1,738,213)	7,630,629
Certificates of deposit equal to or greater than $100,000	1,955,835	(17,246,615)
Certificates of deposit less than $100,000	(324,876)	(29,917)
Increase (decrease) from borrowings	—	(7,500,000)

Net cash used in financing activities	(5,589,087)	(17,399,017)

Net increase (decrease) in cash and cash equivalents	1,679,868	(32,926,600)

Cash and cash equivalents at beginning of period	39,095,680	51,455,292

Cash and cash equivalents at end of period	$40,775,548	$18,528,692

Supplementary information

Interest paid on deposits	$166,852	$240,307

Income taxes paid	$4,800	$800

The accompanying notes are an integral part of this financial statement.

MANHATTAN BANCORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

Note 1.      CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Manhattan Bancorp (the “Bancorp”) and its wholly-owned subsidiaries, Bank of Manhattan, N.A. (the “Bank”) and MBFS Holdings, Inc. (“MBFS”), together referred to as the “Company” have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  On October 1, 2009, the Bancorp, through its wholly-owned subsidiary, MBFS, acquired a 70% interest in BOM Capital, LLC (formerly Bodi Capital LLC) (“BOMC”), a full-service mortgage-centric broker-dealer. On November 30, 2010, a recapitalization and restructuring was completed whereby a newly-formed limited liability company, Manhattan Capital Markets LLC (“MCM”), acquired 100% of BOMC in a multi-step transaction. MBFS holds a 70% interest in MCM. References throughout the remainder of this Quarterly Report on Form 10-Q to MCM shall be deemed to include BOMC and MCM’s other direct and indirect subsidiaries. As this is a condensed interim presentation, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein.  In the opinion of Management, all adjustments considered necessary for a fair presentation of results for the interim periods presented have been included.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes contained in the Company’s 2010 Annual Report on Form 10-K.

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

Note 2.      RECENT ACCOUNTING PRONOUNCEMENTS

EXPANDED DISCLOSURE ON CREDIT QUALITY:  In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. To achieve those objectives, ASU 2010-20 requires additional disclosures that facilitate the evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, enhance the understanding of how that risk is analyzed and assessed in arriving at the allowance for credit losses, and discuss the changes and reasons for those changes in the allowance for credit losses. A reporting entity should provide disclosures on a disaggregated basis, including portfolio segment and class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Classes of financing receivables generally are a disaggregation of portfolio segment. For public entities, including the Company, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Since ASU 2010-20 affects only disclosure requirements for credit quality and the allowance for loan and lease losses, the adoption of this update is not expected to have a material impact on the Company’s results of operations or financial position.

LOAN MODIFICATION-EFFECT ON SINGLE ASSET POOLS:  In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset, such as acquired loans that have evidence of credit deterioration upon acquisition and are accounted for under the guidance in The FASB Accounting Standards Codification ( “ASC”) 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring, or should remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of ASU 2010-18 for the third quarter of 2010 did not have a material impact on the Company’s results of operations, financial position or disclosures.

SUBSEQUENT EVENTS — AMENDMENT:  In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.

FAIR VALUE MEASUREMENTS:  In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update added disclosure requirements for significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010. The adoption of these provisions only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition. An additional requirement of this ASU is that activity within Level 3, including purchases, sales, issuances, and settlements, be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of income and condition.

Note 3.    INTEREST-EARNING ASSETS WITH OTHER FINANCIAL INSTITUTIONS

At March 31, 2011, the Company had interest-earning deposits with other financial institutions of $2.7 million, with a weighted average yield of 1.21%, and an average weighted remaining life of approximately 6.1 months. At December 31, 2010, the Company had interest-earning deposits with other financial institutions of $2.9 million, with a weighted average yield of 1.36%, and an average weighted remaining life of approximately 5.2 months.

Note 4.    INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of March 31, 2011, and December 31, 2010.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011 (unaudited)	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$1,500	$—	$45	$1,455
Mortgage-backed securities	3,881	255	—	4,136
Asset-backed securities	7,490	186	51	7,625
Total available-for-sale securities	$12,871	$441	$96	$13,216

Held-to-maturity securities:
State and municipal securities	$498	$4	$—	$502

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010 (audited)	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale securities:
U.S. government and agency securities	$1,500	$—	$51	$1,449
Mortgage-backed securities	4,317	268	—	4,585
Asset-backed securities	8,724	195	77	8,842
Total available-for-sale securities	$14,541	$463	$128	$14,876

Held-to-maturity securities:
State and municipal securities	$498	$6	$—	$504

The fair value of these securities is based upon quoted market prices.  At March 31, 2011, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity.

There were no realized gains or losses during the three-month period ended March 31, 2011.

The net unrealized gain on available-for-sale securities included in accumulated other comprehensive income was approximately $10 thousand for the three-month period ended March 31, 2011. Available-for-sale securities with an amortized cost of approximately $4.5 million (fair value of approximately $4.7 million) were pledged as collateral for Federal Home Loan Bank (“FHLB”) advances as of March 31, 2011.

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

The following table reflects unrealized losses for securities that were in a continual loss position for as of March 31, 2011 as of the dates indicated:

	Less than 12 Months			12 months or longer			Total
At March 31, 2011			Gross			Gross			Gross
(unaudited)	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
(In thousands)
Securities available for sale:
U.S. Government and agency securities	1	$1,455	$45	—	—	$—	1	$1,455	$45
Mortgage-backed securities		—	—		—	—	—	—	—
Asset-backed securities	6	710	2	6	2,012	49	12	2,722	51
Securities held to maturity
State and municipal securities	—	—	—	—	—	—	—	—	—
Total imparied securities	7	$2,165	$47	6	$2,012	$49	13	$4,177	$96

Any intra-period decline in market values were attributable to changes in market rates of interest rather than credit quality; and because the Company has the ability and intent to hold all of its investments until a recovery of fair value, which may be at maturity, the Company considers none of its investments to be temporarily impaired at March 31, 2011.

The amortized cost, estimated fair value and average yield of debt securities at March 31, 2011 are shown below.  In the case of available-for-sale securities, the average yields are based on effective rates of book balances at year end.  Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.  Mortgage-backed securities are classified in accordance with estimated lives.  Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations.

	Available-for-Sale Securities			Held-to Maturity Securities
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
(unaudited)	Cost	Value	Yield	Cost	Value	Yield
	(dollars in thousands)
Due in One Year or Less	$3,285	$3,357	3.76%	$498	$502	4.55%
Due from One Year to Five Years	7,303	7,443	4.90%
Due from Five Years to Ten Years	515	551	4.87%
Due after Ten Years	1,768	1,865	4.17%
	$12,871	$13,216	4.51%	$498	$502	4.55%

Note 5.     LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	March 31, 2011 (unaudited)		December 31, 2010 (audited)
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Commercial loans	$25,667	31.7%	$28,697	32.2%
Real estate loans	47,168	58.3%	52,184	58.5%
Other loans	8,071	10.0%	8,355	9.3%
Total loans, including net loan costs	80,906	100.0%	89,236	100.0%
Less : allowance for loan losses	(1,882)		(1,877)
Net loans	$79,024		$87,359

The Company has had no impaired or non-accrual loans and there were no loans past due 90 days or more in either interest or principal as of March 31, 2011 and December 31, 2010.

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

Special Mention:  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	(unaudited)
		Special
(Dollars in Thousands)	Pass	Mention	Substandard	Doubtful
Commercial loans	$19,894	$541	$3,968	$—
Commericial real estate	44,023	1,878	—	—
Construction	2,749	—	—	—
Other loans	7,804	—	245	—
Total Loans	$74,470	$2,419	$4,213	$—

As of December 31, 2010, the risk category of loans was as follows:

	(audited)
		Special
(Dollars in Thousands)	Pass	Mention	Substandard	Doubtful
Commercial loans	$25,065	$2,000	$1,632	$—
Commericial real estate	41,547	1,884	—	—
Construction	8,753	—	—	—
Other loans	8,110	—	245	—
Total Loans	$83,475	$3,884	$1,877	$—

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

	(unaudited)
		Commercial		All Other
	Commercial	Real Estate	Construction	Loans	Unallocated	Total
2011
Allowance for credit losses:
Beginning balance	$553	$1,059	$131	$134	$—	$1,877
Charge-offs	—	—	—	—	—	—
Recoveries	5					5
Provision	238	(143)	(90)	(5)	—	—
Ending balance	$796	$916	$41	$129	$—	$1,882

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of the date indicated:

	General Allowance
	(unaudited)	(audited)
(Dollars in Thousands)	Mar 31, 2011	Dec 31, 2010
Commercial loans	$796	$553
Commericial real estate	916	1,059
Construction	41	131
Other loans	129	134
Total Loans	$1,882	$1,877

Note 6.     SHARE-BASED COMPENSATION

During the three-month period ended March 31, 2011, the Company recorded approximately $40 thousand of stock-based compensation expense.  At March 31, 2011, unrecorded compensation expense related to non-vested stock option grants totaled approximately $277 thousand and is expected to be recognized as follows:

Share-Based
Compensation
(unaudited)	Expense
(in thousands)
Remainder of 2011	$129
2012	82
2013	62
2014	4
Total	$277

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

The following table summarizes the weighted average assumptions utilized for stock options granted for the period presented:

	Period Ended
	March 31,
(unaudited)	2011	2010
Risk-free rate	2.31%	2.90%
Expected term	6 years	6 years
Expected volatility	28.21%	28.12%
Dividend yield	0.00%	0.00%
Fair value per share	$1.46	$2.25

The following table summarizes the stock option activity under the plan for the periods indicated:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
(unaudited)	Shares	Exercise Price	Contractual Life	Value
2010
Outstanding at December 31, 2009	686,942	$9.42
Granted	40,000	$6.79
Exercised	—	$—
Expired	—	$—
Forfeited	—	$—
Outstanding at March 31, 2010	726,942	$9.27	7.93	$—
Options exercisable at March 31, 2010	379,481	$9.66	7.63	$—
Options unvested at March 31, 2010	347,461	$8.85	8.23	$—

2011
Outstanding at December 31, 2010	564,491	$8.81
Granted	90,000	$6.02
Exercised	—	$—
Expired	—	$—
Forfeited	—	$—
Outstanding at March 31, 2011	654,491	$8.42	7.66	$—
Options exercisable at March 31, 2011	414,022	$9.45	6.77	$—
Options unvested at March 31, 2011	240,469	$6.65	9.18	$—

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

The following table summarizes the Company’s assets and liabilities, if any, which were measured at fair value on a recurring basis during the period, with dollars reported in thousands:

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(unaudited)	March 31,	Assets	Inputs	Inputs
Description of Assets/Liabiltity	2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$13,216	$—	$13,216	$—

Available-for-sale securities are valued based upon inputs derived principally from observable market data.  Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Note 8.     OTHER BORROWINGS

At March 31, 2011, the Company had a collateralized line of credit with FHLB totaling $20.6 million against which it had outstanding $4.5 million consisting of a FHLB five-year fixed rate advance at 4.38% maturing on June 27, 2013.

Note 9.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income available (loss reported) to common stock divided by the weighted average number of common shares outstanding during the period reported on the Statement of Operations. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. There were no dilutive potential common shares outstanding for any periods reported on the Statement of Operations.  The weighted average number of shares for the three-month periods ended March 31, 2011 and March 31, 2010 was 3,987,631.

Note 10.     SEGMENT INFORMATION

The Company segregates its operations into three primary segments:  The Banking Operation (Bank of Manhattan, N.A.), the Non-Bank Financial Operations (MCM) and Other, which includes the Parent Company, MBFS Financial Holding, Inc. along with the eliminations between segments.  The Company determines the operating results of each segment based upon internal management systems.  There are no modifications in the segmentation of the Company from the structure reported in the last annual report. Accounting policies for segments are the same as those described in Note 1.  Segment performance is evaluated using operating income.  Transactions among segments are made at fair value.

The following table provides a comparison between periods indicated:

	Three Months ended
(unaudited)	March 31,		$ Change in	% Change in
(Dollars in thousands)	2011	2010	Contribution	Contribution
Net interest income, after loan loss provision
Bank	$1,271	$917	$354	39%
MCM	10	—	10	0%
Other	—	—	—	0%
Total net interest income	$1,281	$917	$364	40%

Non-interest income:
Bank	$335	$69	$266	386%
MCM	1,774	1,716	58	3%
Other	—	(41)	41	0%
Total non-interest income	$2,109	$1,744	$365	21%

Net revenue
Bank	$1,606	$986	$620	63%
MCM	1,784	1,716	68	4%
Other	—	(41)	41	0%
Total net revenue	$3,390	$2,661	$729	27%

Segment profit (loss):
Bank	$(963)	$(609)	$(354)	58%
MCM	(313)	257	(570)	-222%
Other	(259)	(889)	630	-71%
Total segment profit (loss) before taxes	$(1,535)	$(1,241)	$(294)	24%

Segment assets:
Bank	$143,858	$132,952	$10,906	8%
MCM	2,184	2,565	(381)	-15%
Other	(83)	(1,157)	1,074	-93%
Total segment assets	$145,959	$134,360	$11,599	9%

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Manhattan Bancorp and its subsidiaries (collectively, the “Company”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of Federal and state securities laws. Words such as “will likely result,” “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of these words and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: the impact of changes in interest rates; continuing uncertain economic conditions; continued competition among financial service providers; the Company’s ability to attract deposit and loan customers; the quality of the Company’s earning assets; government regulation; and management’s ability to manage the Company’s operations.  For further discussion of these and other risk factors, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

General

Manhattan Bancorp, a California corporation (“Bancorp”) was incorporated in August 2006.  Bancorp has one banking subsidiary, Bank of Manhattan, N.A. (the “Bank”).  The Bank is a nationally-chartered banking association organized under the laws of the United States, which commenced its banking operations on August 15, 2007.  Bancorp operates primarily through the Bank, and the investment in the Bank is its principal asset.  The Bank is located in El Segundo, California and at March 31, 2011 had $144 million in assets, $84 million in net loans receivable and $123 million in deposits.

On October 1, 2009, Bancorp, through its wholly-owned subsidiary, MBFS Holdings, Inc. (“MBFS”), acquired a 70% interest in BOM Capital, LLC (formerly Bodi Capital LLC) (“BOMC”), a full-service mortgage-centric broker/dealer.  On November 30, 2010, a recapitalization and restructuring was completed whereby a newly-formed limited liability company, Manhattan Capital Markets LLC (“MCM”), acquired 100% of BOMC in a multi-step transaction. MBFS holds a 70% interest in MCM. MCM is located in Calabasas, California and at March 31, 2011 had $2 million in assets primarily in cash or cash equivalent balances.  References throughout the remainder of this Quarterly Report on Form 10-Q to MCM shall be deemed to include BOMC and MCM’s other direct and indirect subsidiaries.

Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to examination and regulation by the Federal Reserve Board (the “FRB”).  The Bank is subject to supervision, examination and regulation by the Office of the Comptroller of Currency (“the “OCC”).  As a nationally chartered financial institution, the Bank is a Federal Reserve Bank member.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum limits thereof.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we” or “us” refers to Bancorp and its consolidated subsidiaries, the Bank and MBFS, and its subsidiary, MCM.

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

Earnings and Financial Condition Overview

The Company recorded a net loss of $1.5 million (including the loss from the minority interest of $94 thousand) or $0.36 basic and fully-diluted loss per share of common stock for the shareholders of the Company for the three-month period ended March 31, 2011.  This compares with a net loss of $1.2 million or $0.33 basic and fully-diluted loss per share of common stock for the three-month period ended March 31, 2010.  The per-share values are based upon the loss attributable to the shareholders of the Bancorp and the related shares outstanding.  Comparing the Company’s prior year’s first quarter loss with the current quarter reflects an approximate increase of 24% in the reported quarterly losses.  The first quarter loss for 2011 is due to a combination of both positive and negative trends.

The loss was favorably affected by:

•                                          The reduction in the amount of the loan provision needed to cover reductions in the loan loss allowance due to charge-offs;

•                                          The recognition of fee income from the Company’s entrance into mortgage lending; and

•                                          The reduction in consulting cost associated with executive management transition.

These benefits were offset by the following:

•                                          The costs associated with the expansion of the operations of the MCM group, which affected Compensation and Benefit, Technology and Communications and Occupancy and Equipment; and

•                                          The cost associated with the entrance of the Company into the mortgage lending business, which was principally in Compensation and Benefits.

The increase in the net interest income net of provisions for loan losses for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 was sufficient to counter much of the effect of the increase in net non-interest expense over the same periods.

The following provides a summary of operating results for the quarter ended March 31, 2011 as compared to the operating results for the quarter ended March 31, 2010:

•            Interest income for the quarter ended March 31, 2011 was approximately $1.5 million, which represents a decrease of approximately $78 thousand or 5.0% compared to $1.6 million for the quarter ended March 31, 2010.  While overall yields on earning assets between comparable periods were essentially the same, the reduction in the volume of the average total interest-earning assets is reflected in the recorded decrease.

•            Interest expense for the quarter ended March 31, 2011 was approximately $217 thousand, which represents a decrease of approximately $72 thousand or 24.9%.  This decrease in interest expense was achieved both by the decrease in the average outstanding balances in interest-bearing liabilities and the reduction of the effective costs of interest-bearing liabilities.  The average outstanding balances in interest-bearing liabilities declined by $9.1 million or 11.6% between the first quarterly periods of 2011 and 2010.  The effective interest cost declined by 23 basis points from 1.49% for the quarter ended March 31, 2010 to 1.26% for the quarter ended March 31, 2011.

•            As a result of the items mentioned above, net interest income totaled approximately $1.3 million for the quarter ended March 31, 2011, which is approximately the same as the net interest income reported for the quarter ended March 31, 2010.  The net interest margin reflects improvement between the quarters ended March 31, 2011 and March 31, 2010 with a 15 basis point increase from 3.99% to 4.14%. For a more detailed discussion regarding net interest income, please see “Net-Interest Income” below.

•            For the quarter ended March 31, 2011, non-interest income totaled approximately $2.1 million, an increase of $365 thousand from the quarter ending March 31, 2010.  This 20.9% increase is primarily the result of the Company’s entrance into the mortgage lending business.  For a more detailed discussion regarding non-interest income, please see “Non-interest Income” below.

•            Non-interest expenses for the quarter ended March 31, 2011 was approximately $4.9 million, a net increase of $1.0 million from the quarter ended March 31, 2010.  Most of the 26.2% increase is the result of an increase in Compensation and Benefits, which represents approximately 94.1% of the net growth in non-interest expenses quarter over quarter.  For a more detailed discussion regarding non-interest expenses, please see “Non-interest Expenses” below.

The following provides a summary of significant quarterly changes in the financial condition of the Company as of March 31, 2011 compared to December 31, 2010:

•            The balance in Cash and cash equivalents totaled $40.8 million at March 31, 2011, approximately $1.7 million higher than the balances reflected at December 31, 2010.  Cash balances required to compensate for services increased during the quarter and are reflected in the $1.0 million increase.

The level of balances in Fed funds sold/interest-bearing demand funds reflect the volatility of certain large customer relationship and the increasing potential to fund the expansion in mortgage lending held-for-sale products. For a more detailed discussion regarding the sources of funds, please see “Deposits and Borrowed Funds” below.

•            With the introduction of the Bank’s mortgage division, the December 31, 2010 balance sheet reflects approximately $3.5 million in loans held for sale.  The March 31, 2011 balance sheet reflects an increase of $1.6 million to $5.1 million of loans held for sale.

•            Gross loans not held for sale totaled approximately $80.9 million at March 31, 2011 or 9.3% lower than that reported at December 31, 2010.  For a more detailed discussion regarding the net reduction in loans, please see “Loans” below.

•            The Company has had no non-performing loans from its inception to March 31, 2011, although loans which were performing were charged-off when the full collectability became doubtful, prior to any default by the borrowers. The Company’s allowance for loan losses was approximately $1.9 million or 2.33% of gross loans excluding loans held for sale at March 31, 2011 compared to approximately $1.9 million or 2.10% of gross loans excluding loans held for sale at December 31, 2010.  For a more detailed discussion, please see “Non-Performing Assets,” “Provision for Loan Losses,” and “Allowance for Loan Losses” below.

•            Total deposits were approximately $116.7 million at March 31, 2011, approximately 4.6% lower than that reported at December 31, 2010.  There were short-term local funds included in the December 31, 2010 balances, particularly in the non-interest-bearing demand category. The same is true as of March 31, 2011.  For a more detailed discussion regarding the sources of funds, please see “Deposits and Borrowed Funds” below.

•            Shareholders’ equity totaled approximately $22.8 million at March 31, 2011, representing a decrease of approximately 6.1% over that reported at December 31, 2010.

The following table provides selected financial data that highlights the Company’s financial performance for each of the last six full quarters.  Dollars are in thousands, except per share amounts.

	For the three months ended
	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010	12/31/2009
Statements of Operations:
Interest income	$1,498	$1,639	$1,644	$1,659	$1,576	$1,338
Interest expense	217	228	242	243	289	251

Net interest income	1,281	1,411	1,402	1,416	1,287	1,087
Provision for loan losses	—	—	150	207	370	84

Net interest income after provision	1,281	1,411	1,252	1,209	917	1,003

Non-interest income	2,109	1,878	2,480	1,646	1,744	921
Non-interest expense	4,930	4,603	4,596	4,129	3,902	3,009

Net loss from operations excluding minority interest	$(1,446)	$(1,206)	$(876)	$(1,210)	$(1,318)	$(1,076)

Per Share and Other Data:
Basic and diluted loss per share	$(0.36)	$(0.30)	$(0.22)	$(0.30)	$(0.33)	$(0.27)
Book value per common share- period end	$5.70	$6.05	$6.35	$6.49	$6.75	$7.05
Weighted average shares outstanding basic and diluted	3,988	3,988	3,988	3,988	3,988	3,988

Balance Sheet Data:
Investments and fed funds sold	$54,304	$55,491	$46,215	$27,735	$43,288	$67,558
Loans, net	$84,124	$90,872	$81,478	$84,574	$83,870	$78,914
Assets	$145,959	$152,948	$134,608	$119,161	$134,360	$152,315
Deposits	$116,656	$122,245	$102,158	$86,706	$101,021	$110,920
Shareholders’ equity	$22,840	$24,127	$25,644	$25,876	$26,916	$28,111

Selected Financial Ratios
Net loss as a percentage of average assets	-4.46%	-3.73%	-2.65%	-3.74%	-3.90%	-3.57%
Net loss as a percentage of average equity	-25.15%	-19.00%	-13.45%	-18.03%	-19.16%	-14.79%
Dividend payout ratio	—	—	—	—	—	—
Equity to asset ratio	15.65%	15.91%	19.05%	21.97%	20.31%	18.65%
Net interest margin	4.14%	4.59%	4.46%	4.84%	3.99%	3.79%

Credit Quality
Allowance for loan losses	$1,882	$1,877	$1,863	$1,693	$1,484	$1,202
Allowance /total loans	2.33%	2.10%	2.24%	1.96%	1.74%	1.50%
Non-performing loans	$—	$—	$—	$—	$—	$—
Net (recoveries) charge-offs	$5	$52	$(20)	$(1)	$88	$(24)

RESULTS OF OPERATIONS

Net Interest Income

The Company’s ability to produce earnings is directly tied to its net interest income, which is the difference between the income we earn on interest-bearing assets, such as loans and other interest-earning assets, and the interest we pay on deposits and borrowed funds.  Net interest income is related to (i) the relative amounts of interest-earning assets and liabilities and (ii) the interest rates earned and paid on these balances.  Total interest income can fluctuate based upon the mix of earning assets amongst loans, investments and federal funds sold and the related rates associated with their balances.  Some of the funding sources for these assets also have an interest cost which can fluctuate based upon the mix of interest-bearing liabilities and the related rates associated with their balances.  The net number between interest income and interest expense is called net interest income and is often expressed as interest rate spread and net interest margin.

The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.  The interest rate spread increased from 3.40% for the three-month period ended March 31, 2010 to 3.59% for the three-month period ended March 31, 2011, due primarily to the decline in effective interest rates associated with interest-bearing liabilities.

Net interest margin is net interest income expressed as a percentage of average total interest-earning assets, allowing the sources of funding as factors in the calculation. While the interest rate spread increased by 19 basis points, net interest margin increased by only 15 basis points.  The percentage of average interest-bearing liabilities to average interest earning assets decreased from 60.3% to 55.6% for the three-month periods ended March 31, 2010 and 2011, respectively.

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

The following table sets forth interest income, interest expense, net interest income before provision for loan losses and net interest margin for the periods presented:

	Three Months Ended
	March 31,		Percent
	2011	2010	Change
	(Dollars in thousands)
Interest income	$1,498	$1,576	-4.95%
Interest expense	217	289	-24.91%
Net interest income before provision for loan losses	$1,281	$1,287	-0.47%
Net interest margin	4.14%	3.99%	3.76%

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the periods indicated:

ANALYSIS OF NET INTEREST INCOME

	Three months ended March 31,
	2011			2010
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$28,768	$17	0.24%	$27,077	$16	0.24%
Deposits with other financial institutions	3,223	19	2.39%	2,876	11	1.55%
Investments	14,707	190	5.24%	20,207	300	6.02%
Loans(1)	78,673	1,272	6.56%	80,579	1,249	6.29%
Total interest-earning assets	125,371	1,498	4.85%	130,739	1,576	4.89%
Non-interest-earning assets	6,251			6,353
Total assets	$131,622			$137,092

Interest-bearing liabilities:
Demand	$2,706	1	0.10%	$2,570	1	0.10%
Savings and money market	25,820	43	0.68%	24,825	65	1.06%
Certificates of deposit	36,637	124	1.37%	46,643	174	1.51%
FHLB advances	4,500	49	4.36%	4,750	49	4.13%
Total interest-bearing liabilities	69,663	217	1.26%	78,788	289	1.49%
Non-interest-bearing demand deposits	37,351			29,252
Total funding sources	107,014		0.82%	108,040		1.08%
Non-interest-bearing liabilities	1,295			1,154
Shareholders’ equity	23,313			27,898
Total liabilities and shareholders’ equity	$131,622			$137,092

Excess of interest-earning assets over funding sources	$18,357			$22,699
Net interest income		$1,281			$1,287
Net interest rate spread			3.59%			3.40%
Net interest margin			4.14%			3.99%

(1)   The average balance of loans is calculated net of deferred loan fees/cost, but would include non-accrual loans, if any, with a zero yield.  Loan fees net of amortized costs included in total net income were approximately $25 thousand for the three-month period ended March 31, 2011.  Loan fees net of amortized costs included in total net income were approximately $21 thousand for the three-month period ended March 31, 2010.

The table below sets forth changes for the three-month periods ended March 31, 2011 and March 31, 2010 for average interest-earning assets, average interest-bearing liabilities, and their respective rates:

	VARIANCE IN BALANCES AND RATES
	Average Balance for the three months ended March 31,		Variance		Average Yield/Rate for the three months ended March 31,
(dollars in thousands)	2011	2010	dollar	percent	2011	2010	Variance
Interest-earning assets:
Federal funds sold	$28,768	$27,077	$1,691	6.25%	0.24%	0.24%	0.00%
Deposits with other financial institutions	3,223	2,876	347	12.07%	2.39%	1.55%	0.84%
Investments	14,707	20,207	(5,500)	-27.22%	5.24%	6.02%	-0.78%
Loans	78,673	80,579	(1,906)	-2.37%	6.56%	6.29%	0.27%
Total interest-earning assets	$125,371	$130,739	$(5,368)	-4.11%	4.85%	4.89%	-0.04%

Interest-bearing liabilities:
Interest-bearing demand	$2,706	$2,570	$136	5.29%	0.10%	0.10%	0.00%
Savings and money market	25,820	24,825	995	4.01%	0.68%	1.06%	-0.38%
Certificates of deposit	36,637	46,643	(10,006)	-21.45%	1.37%	1.51%	-0.14%
FHLB advances	4,500	4,750	(250)	-5.26%	4.36%	4.13%	0.23%
Total interest-bearing liabilities	$69,663	$78,788	$(9,125)	-11.58%	1.26%	1.49%	-0.22%

A volume and rate variance table is provided below, which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2011 and March 31, 2010:

	For the three months ended March 31, 2011 over 2010
	Volume	Rate	Total
Interest income:
Federal funds sold	$1	$—	$1
Deposits with other financial institutions	1	7	8
Investments	(82)	(28)	(110)
Loans	(30)	53	23
Net increase (decrease)	(110)	32	(78)

Interest expense:
Interest bearing demand	—	—	—
Savings and money market	3	(25)	(22)
Certificates of deposit	(37)	(13)	(50)
FHLB advances	(3)	3	—
Net increase (decrease)	(37)	(35)	(72)
Total net increase (decrease)	$(73)	$67	$(6)

A review of the above tables shows that the overall decrease in net interest income is approximately $6 thousand between the two quarters ended at March 31, 2011 and March 31, 2010. The decline in interest income was substantially matched by a decline in interest expense.

Among the factors affecting the modest decrease in net interest income is the overall reduction in earning assets, down approximately $5.4 million or 4.1% between March 31, 2011 and March 31, 2010.

This decrease was primarily a result of the reduction in average investments, down approximately $5.5 million, with the negative volume variance of approximately $82 thousand augmented by the negative rate variance of approximately $28 thousand.  The overall effective yield also declined by 78 basis points between the  three-month periods ended March 31, 2011 and March 31, 2010.

While the percentage of average loan dollars outstanding, as a percentage of interest-earning assets, improved slightly from 61.6% as of March 31, 2010 to 62.8% as of March 31, 2011, the actual average volume outstanding declined by $1.9 million with the negative volume variance of approximately $30 thousand softening the positive rate variance of $53 thousand.  The overall yield on outstanding loans increased from 6.29% for the three-month period ended March 31, 2010 to 6.56% for the three-month period ended March 31, 2011.

Interest expense decreased by $72 thousand, as a result of decreases in balances outstanding on interest-bearing liabilities and by the savings available on the repricing associated with the overall declining market rates.

The decrease in interest expense due to the change in outstanding average interest-bearing liabilities was $37 thousand with average outstanding interest-bearing balances for the three-month period ended March 31, 2010 of approximately $78.8 million declining to $69.7 million for the three-month period ended March 31, 2011.  Most of the decrease in average outstanding interest-bearing liabilities is attributable to reduction in non-wholesale deposits.  The benefit from rate reduction was most noticeable in the Savings and Money Market category with $25 thousand of the total $35 thousand rate variable reflected there with the effective cost falling from 1.51% for the three-month period ended March 31, 2010 to 1.37% for the three-month period ended March 31, 2011 For additional information regarding the Company’s funding sources, see Deposits and Borrow Fund.

Provision for Loan Losses

The Company made provisions for loan losses of $370 thousand for the three-month period ended March 31, 2010.  There was no provision made for the three-month period ended March 31, 2011.  These provisions were determined based upon the periodic credit review of the loan portfolio, consideration of past loan loss experience, current and predicted economic conditions, and other pertinent factors.  For further analysis of the adequacy of the loan loss reserve, see Asset Quality and Allowance for Loan Losses.

Non-Interest Income

The following table reflects the major components of the Company’s non-interest income (dollars in thousands):

	For the three months ended
	March 31,		Variance
(dollars in thousands)	2011	2010	Dollars	Percent
Service charges on deposit accounts	$34	$30	$4	13.33%
Other bank fees	17	39	(22)	-56.41%
Mortgage-related fees	284	—	284	0.00%
Riskless trading income	1,160	987	173	17.53%
Whole loan sales	562	258	304	117.83%
Advisory income	52	430	(378)	-87.91%
Total non-interest income	$2,109	$1,744	$365	20.93%

Non-interest income for the three-month period ended March 31, 2010 consists of fees from two sources, the Bank and MCM.

Bank-related fee income includes Service charges on deposit account, Other bank fees and Mortgage-related fees.  During the first quarter of 2010, the Company benefitted from a gain on sale of securities of approximately $20 thousand included in Other bank fees.  There was no similar activity during the first quarter of 2011.  The reported mortgage-related income generated during the first quarter of 2011 of $284 thousand has no comparable amount for the first quarter of 2010 as the Company had not yet commenced with the product.

Non-Bank related income totaled approximately $1.8 million for the first quarter of 2011 and was generated by MCM. The comparable number for the first quarter of 2010 is approximately $1.7 million.

The revenue from MCM came from three sources.  The primary source is riskless trading.  MCM also generated income from facilitating trades in whole loans between institutional clients.  A third source of revenue came from advisory services regarding evaluation and packaging of other institutions’ bond portfolios.

Non-Interest Expense

The following table lists the major components of the Company’s non-interest expense (dollars in thousands):

	For the	For the
	Year Ended	Year Ended	Variances
	March 31 , 2011	March 31 , 2010	dollars	percentage
Compensation and benefits	$3,538	$2,575	$963	37.4%
Data processing	349	233	116	49.8%
Occupancy and equipment	300	273	27	9.9%
Legal services	92	89	3	3.4%
Marketing and business development	107	71	36	50.7%
Regulatory assessments	70	100	(30)	-30.0%
Communication	65	41	24	58.5%
Audits and examination	103	72	31	43.1%
Recruiting fees	4	116	(112)	-96.6%
Consulting fees	20	63	(43)	-68.3%
Administrative expenses	58	14	44	314.3%
Director fees	61	59	2	3.4%
Other professional services	46	132	(86)	-65.2%
Postage and Supplies	43	21	22	104.8%
Other non-interest expenses	69	43	26	60.5%
Total non-interest expenses	$4,925	$3,902	$1,023	26.2%

Compensation and Benefits

Compensation and Benefits represent the largest of the Company’s non-interest expense categories, totaling $3.5 million for the three-months ended March 31, 2011, as compared to $2.6 million for the three-months ended March 31, 2010, and represent approximately 72% of the $4.9 million of total non-interest expense for the three-months ended March 31, 2011.  Expenses in this category were significantly affected by the growth in the Company-wide employee base.

	(dollars in thousands)
	Three-month period ended		Variance
Operating Entities	March 31, 2011	March 31, 2010	$	%
MCM	$1,553	$1,023	$530	51.81%
Bancorp	108	638	(530)	-83.07%
Bank including Mortage Division	1,877	914	963	105.36%
Total	$3,538	$2,575	$963	37.40%

	Three-month period ended		Variance
Operating Entities (# of Employees - End of Period)	March 31, 2011	March 31, 2010	#	%
MCM	24	18	6	33.33%
Bancorp	3	5	-2	-40.00%
Bank including Mortage Division	56	27	29	107.41%
Total	83	50	33	66.00%

The increase in compensation expense related to MCM and its subsidiaries for the three-month periods ending March 31, 2011 and 2010 represents approximately $530 thousand or 55.0% of the total increase in total Compensation and Benefits.  While the number of employees increased by approximately 33% between comparable quarterly periods, much of the increase is associated with increased commissions related to increasing sales activity.

The compensation expense related to Bancorp for the comparable three-month periods ended March 31, 2011 and 2010 declined by approximately $530 thousand, or 55%, as the result of several factors.  The most significant individual factor is the compensation cost associated with the efforts to commence mortgage lending activity, which were recorded by the Bancorp until the Bank was eligible to enter into this activity.  The cost of this activity was approximately $256 thousand for the first quarter ended March 31, 2010 and a similar expense is not found in the first quarter ended March 31, 2011.  Other factors are the reduction in compensation related to other executive activities at the Bancorp level and related stock option expense costs of approximately $150 thousand.

The compensation expense related to the Bank for the comparable three-month periods ending March 31, 2011 and 2010 increased by approximately $963 thousand, or 105.3%, and represents approximately 100% of the increase in total Compensation and Benefits for the three-month periods ending March 31, 2011 and 2010  The savings noted at the Bancorp level above were offset by the increase in costs at MCM, resulting in any remaining Company increase fully associated with the Bank.  Of the several factors associated with this significant increase between the two first-quarter periods is the entrance of the Bank into the retail mortgage business, where the number of employees at the Bank level increased from zero as of March 31, 2010 to twenty as of March 31, 2011.  The associated costs for the first quarter of 2011 are approximately $537 thousand or 55.8% of the noted increase.  The remainder of the increase is related to the fully-loaded associated expense of the staff expansion of the non-mortgage Bank.

Data Processing

Expenses related to the data processing needs of the Company increased from approximately $233 thousand for the three-month period ended March 31, 2010 to approximately $349 thousand for the three-month period ended March 31, 2011, an increase of 49.8%.

The increase noted in Data Processing of approximately $116 thousand is related primarily to the increased cost at MCM of approximately $78 thousand, with the non-mortgage division of the Bank incurring approximately $22 thousand and the mortgage division accounting for the remaining $16 thousand.  Substantially all increases are associated with increased business volume.

Administrative Expenses

Approximately 83% of the increase of $44 thousand in Administrative Expenses are miscellaneous administrative fees associated with MCM.

Recruiting Fees

During the first quarter of 2010, the Company engaged professional recruiting firms to assist in the selection of people for key positions within the organization.  There was no corresponding expenditure during the first quarter of 2011.

Consulting Fees

During the first quarter of 2010, the Company engaged consultants to assist in the transition in executive management, and to augment systems and controls at MCM.  There was no corresponding expenditure during the first quarter of 2011.

Other Professional Services

During the first quarter of 2010, MCM engaged the services of accountants and other professionals to augment their existing staff accounting for approximately $70 thousand.  Similar services were not required during the first quarter of 2011.

FINANCIAL CONDITION

The Company’s decrease in total assets to $146.0 million as of March 31, 2011 represents a 4.6% decline, or approximately $7.0 million, from total assets of $152.9 million as of December 31, 2010.  The decline is principally the result of reductions in loans not held for sale, which decreased from $89.2 million as of December 31, 2010 to $80.9 million as of March 31, 2011.

Investments

Total investments decreased by approximately $1.7 million from $15.4 million as of December 31, 2010 to $13.7 million as of March 31, 2011.  The following schedule provides an overview of the types of investments on the Company’s books at the date noted and at their carrying value in thousands of dollars:

	March 31, 2011		December 31, 2010
	Amount	Percentage of	Amount	Percentage of
(dollars in thousands)	Outstanding	Total	Outstanding	Total
Municipal obligations	$498	3.6%	$498	3.2%
Non-mortgage-backed US Government Agency obligations	1,455	10.6%	1,449	9.4%
Mortgage-backed securities	4,136	30.2%	4,585	29.8%
Asset-backed securities	7,625	55.6%	8,842	57.5%
Total investments	$13,714	100.0%	$15,374	100.0%

The expected weighted life of the Company’s investment portfolio is approximately four and a half years. Additional information regarding the composition, maturities, and yields of the security portfolio as of March 31, 2011 is found in Note 4 of the Company’s financial statements included within this report.

Loans

Total gross loans not held for sale as of March 31, 2011 were $80.9 million, a decrease of approximately $8.3 million from $89.2 million at December 31, 2010. Outstanding loan balances decreased in all but the non-construction category, with the largest monetary decline occurring in real estate construction loans, where the total decreased by approximately $6.0 million or 68.6%.  The Company experienced unusually high levels of early pay-offs along with reduced new loan production.

The table below sets forth the changes from December 31, 2010 to March 31, 2011 in the composition of the loan portfolio:

	(Dollars in Thousands)		(Dollars in Thousands)
Commercial loans	$25,636	31.6%	$28,662	32.0%
Real estate loans	44,668	55.1%	43,682	48.8%
Real estate - construction	2,749	3.4%	8,753	9.8%
Other loans	8,049	9.9%	8,333	9.3%
Total Loans	81,102	100.0%	89,430	100.0%

Add: Purchase Premium	17		19
Add: Unamortized Costs	90		96
Less: Purchase Discount	(125)		(127)
Less: Deferred Fees	(178)		(182)
Less - Allowance for loan losses	(1,882)		(1,877)
Net loans	79,024		87,359

Of the Bank’s total loans outstanding as of March 31, 2011, 27.7% were due in one year or less, 23.4% were due in one to five years, and 48.9% were due after five years.  As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank.  Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs:

Loan Maturity Schedule as of March 31, 2011

		Maturing
	Within One	One to Five	After Five
	Year	Years	Year	Total
	(Dollars in thousands)

Commercial	$17,144	$6,448	$2,044	$25,636
Real Estate	—	12,038	32,631	44,669
Real Estate-Construction	2,748	—	—	2,748
Other Loans	2,621	481	4,947	8,049
Total	$22,513	$18,967	$39,622	$81,102

Loans with pre-determined interest rates	$745	$5,958	$5,460	$12,163
Loans with floating or adjustable rates	21,768	13,009	34,162	68,939
Total	$22,513	$18,967	$39,622	$81,102

Of the gross loan dollars outstanding as of March 31, 2011, approximately 85.0% had adjustable rates.  51.9% of the loan dollars of these adjustable rate loans have interest rates tied to the prime rate and are subject to changes in the rate index immediately when the prime rate is changed.  The balance of the adjustable rate loans are tied to other indices subject to periodic adjustment prior to contract maturity.

Commercial Loans

The Bank offers a variety of commercial loans, including secured and unsecured term loans and revolving lines of credit, equipment loans and accounts receivable loans.  As of March 31, 2011, approximately 92.5% of the commercial loans had adjustable rates.  The Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow, although we rely on the liquidation of the underlying collateral as a secondary payment source, where applicable.  Should the borrower default and the Bank forecloses on the assets, we may not be able to recover the full amount of the loan.

Real Estate/ Construction Loans

The Bank’s real estate loans are secured primarily by commercial property, including a significant percentage in multi-family complexes.  Approximately 78.9% of the real estate loans have interest rates that are adjustable during the term of the loan.  Approximately 68.8% of the real estate loans have a remaining maturity between five and ten years.  As of March 31, 2011, the weighted average ratio of the original loan amount to the underlying value of the property was approximately 48% with weighted average debt service coverage of 1.68.  No individual loan-to-value ratio exceeded 79%.

Other Loans

The Bank offers other types of loans, including home equity lines of credit.  Home equity lines of credit have adjustable interest rates and provide the borrower with a line of credit in an amount, which does not exceed 76% of the appraised value of the borrower’s property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into and may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers.  In both 2010 and 2011, these had been limited to undisbursed commitments to extend credit to both businesses and individuals.  To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.  The outstanding balance was approximately $88 thousand as of March 31, 2011.  All commitments noted above were associated with loans and were therefore subject to the same credit underwriting policies and practices as those used for the loans reflected in the financial statements.  When deemed advisable, the Bank obtains collateral to support such commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract.  Commitments generally have fixed expiration dates or other termination clauses, which may require payment of a fee.  Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. There was approximately $25.3 million in undisbursed loan commitments as of March 31, 2011, a decrease of approximately $893 thousand or 3.4% from the December 31, 2010 amount of approximately $26.2 million.  Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The Bank had no non-performing assets as of March 31, 2011 or December 31, 2010.

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

The calculation of the adequacy of the ALLL necessarily includes estimates by management applied to known loan portfolio elements.  We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio.  The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free.  Modest, average and acceptable risk loans are assigned point values of “3”, “4”, and “5”, respectively.  Loans on the watch list are assigned a point value of “6.”   Point values of “7,” “8,” “9” and “10” are assigned, respectively, to loans classified as special mention, substandard, doubtful and loss. Using these risk factors, management conducts an analysis of the general reserves applying quantitative factors based upon different risk scenarios.

In addition, management considers other trends that are qualitative relative to our marketplace, demographic trends, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.

Deposits and Borrowed Funds

Deposits are the Bank’s primary source of funds.  The following table sets forth the amount of deposits outstanding by category at March 31, 2011 and December 31, 2010, and the net changes between the two periods.

	March 31,	December 31,	Variance
(dollars in thousands)	2011	2010	Dollars	Percent
Deposit Classifications:
Non-interest bearing deposits	$47,818	$52,894	$(5,076)	-9.60%
Interest bearing demand	2,759	3,165	(406)	-12.83%
Savings and money market	26,818	28,556	(1,738)	-6.09%
Certificate of deposit $100,000 and over	35,800	33,934	1,866	5.50%
Certificate of deposit less than $100,000	3,461	3,696	(235)	-6.36%
Total deposits	$116,656	$122,245	$(5,589)	-4.57%

As of March 31, 2011, 41.0% of the Company’s deposits were non-interest-bearing demand deposits, a decrease of 2.3% from 43.3% at December 31, 2010.   The balance of non-interest bearing demand deposits as of December 31, 2010 was favorably affected by large year-end deposits, which were short-term in nature.  Similarly, the balances of non-interest bearing demand deposits as of March 31, 2011 were also favorably affected by large quarter-end deposits.  The sources of both the aforementioned year-end and quarter-end deposits were local depositors, but not the same depositors.  At March 31, 2011, the Bank held no brokered funds, but held other wholesale funds in the amount of approximately $21.8 million.   At December 31, 2010, the Bank held no brokered funds, but held other wholesale funds in the amount of approximately $18.6 million.

Most funds have been placed with the Bank by local depositors at competitive rates within the Bank’s marketing area.  While the goal of the Bank is to fund credit commitments using local funding sources, it is anticipated that some of the future funding sources may include both brokered and other wholesale funding sources.

The Analysis of Net Interest Income, found on page 22 of this document summarizes the distribution of the average deposit balances and the average rates paid on deposits during the Bank’s two quarters ended March 31, 2011 and 2010.

The following table shows the maturity of all of the Bank’s time deposits as of March 31, 2011:

Maturities	Amounts
(in thousands)
Three months or less	$6,856
Over three and through twelve months	20,257
Over twelve months	12,148
Total	$39,261

The Bank has established borrowing lines with the FHLB.  At December 31, 2010, the Bank had borrowed $4.5 million from the FHLB collateralized by securities.  The average rate that was paid on FHLB borrowings was 4.38% for the quarter ended December 31, 2010.   At March 31, 2011, the Bank had borrowed $4.5 million from the FHLB collateralized by securities.  The average rate that was paid on FHLB borrowings was 4.38% for the quarter ended March 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of March 31, 2011, the Company and the Bank exceeded all applicable capital adequacy requirements.

Under the Federal Reserve Board’s guidelines, Bancorp is a “small bank holding company,” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more.  However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis required to be considered “well capitalized” under generally applicable regulatory guidelines as of March 31, 2011.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of March 31, 2011:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$23,682	25.1%	$7,538	8%	$9,422	10%
Tier 1 Capital (risk-weighted assets)	$22,495	23.9%	$3,769	4%	$5,653	6%
Tier 1 Capital (average assets)	$22,495	17.1%	$5,265	4%	$6,581	5%

Bank
Total Capital (risk-weighted assets)	$21,194	23.0%	$7,367	8%	$9,209	10%
Tier 1 Capital (risk-weighted assets)	$20,033	21.8%	$3,684	4%	$5,526	6%
Tier 1 Capital (average assets)	$20,033	15.4%	$5,211	4%	$6,514	5%

Liquidity and Liquidity Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals, fund loan commitments, and meet other commitments on a timely and cost-effective basis.  The acquisition of deposits is our primary source of funds.  This relatively stable and low-cost source of funds has, along with the balances in stockholder’s equity, provided substantially all of our funding since the Bank’s inception.

We also have liquidity as a net seller of overnight federal funds at a level that would cushion in part any unexpected increase in demand for loans or decrease in funds deposited.  During the three-month period ended March 31, 2011, we had an average balance of $28.8 million in overnight federal funds sold representing approximately 22% of our average assets.   This ratio is far above the minimum guideline of 3% established in the Bank’s liquidity policy.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds and investment securities.  As of December 31, 2010, liquid assets (including cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral), as a percentage of the Company’s deposits, were 42%.  As of March 31, 2011, liquid assets as a percentage of the Company’s deposits were 45%.

While liquidity is not currently a concern in 2011 and was not a major concern in 2010, management has established and is seeking to establish secondary sources of liquidity.   The Bank maintains a line of credit totaling $3 million with one correspondent bank for the purchase of overnight federal funds.  The line is subject to availability of funds and has restrictions as to the number of days used during defined periods of time.  Another method that the Bank currently has available for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits acquired with deposit brokers, but also deposits bearing effective yield far above the prevailing local market rates), typically attracting large certificates of deposits at high interest rates.  The Bank had no “brokered deposits” as of March 31, 2011 or December 31, 2010.  The Bank has established a credit line with the Federal Home Loan Bank of San Francisco and has outstanding as of March 31, 2011 a five-year fixed rate advance of $4.5 million at 4.38%, which was established to stabilize the funding source of certain longer-term assets.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

The Company’s management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow form timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting in the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. – Legal Proceedings

To the best of our knowledge, there are no pending legal proceedings to which the Company is a party and which may have a materially adverse effect upon the Company’s property, business or results of operations.

Item 1A. – Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2010.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2010, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – (Removed and Reserved)

Item 5 – Other Information

(a)  Additional Disclosures.  None.

(b)  Security Holder Nominations.  There have been no material changes in the procedures by which security holders may recommend nominees to the board of directors during the three months ended March 31, 2010.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

Item 6 – Exhibits

Exhibit Number	Index to Exhibits
10.1	Second Amendment to Lease Agreement
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP

Date:	May 11, 2011	/s/ Terry L. Robinson
Terry L. Robinson
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2011	/s/ Dean Fletcher
Dean Fletcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)