Form 10-Q
period 2011-06-30
Manhattan Bancorp
filed 2011-08-19
CIK 1387632

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 31, 2011, there were 3,987,631 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$2,222,613	$1,845,808
Federal funds sold/interest-bearing demand funds	23,002,414	37,249,872
Total cash and cash equivalents	25,225,027	39,095,680
Time deposits-other financial institutions	2,123,000	2,868,000
Investments securities-available for sale, at fair value	16,761,166	14,875,814
Investments securities-held to maturity	499,337	497,521
Loans held for sale, at lower of cost or fair market value	5,267,256	3,512,417

Loans	81,150,818	89,236,265
Allowance for loan losses	(1,833,244)	(1,877,133)
Net loans	79,317,574	87,359,132

Property and equipment, net	2,991,177	1,259,457
Federal Home Loan Bank and Federal Reserve Bank stock	1,072,350	1,155,600
Investment in Limited Partnership Fund	2,518,400	—
Accrued interest receivable and other assets	3,083,814	2,324,602

Total assets	$138,859,101	$152,948,223

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$42,995,362	$52,893,770
Interest bearing:
Demand	4,192,101	3,165,267
Savings and money market	23,833,839	28,556,155
Certificates of deposit equal to or greater than $100,000	35,942,857	33,934,109
Certificates of deposit less than $100,000	3,132,931	3,696,069
Total deposits	110,097,090	122,245,370
FHLB advances and other borrowings	5,600,000	4,500,000
Accrued interest payable and other liabilities	1,969,273	1,872,820
Total liabilities	117,666,363	128,618,190

Commitments and contingencies	—	—

Stockholders’ equity
Manhattan Bancorp stockholders’ equity:
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, none in 2011 and 2010	—	—
Common stock-no par value; 30,000,000 shares authorized; issued and outstanding, 3,987,631 in 2011 and 2010	38,977,282	38,977,282
Additional paid in capital	2,247,182	2,162,124
Unrealized gain on available-for-sale securities	415,459	334,773
Accumulated deficit	(20,395,749)	(17,347,612)

Total Manhattan Bancorp stockholders’ equity	21,244,174	24,126,567
Non-controlling interest	(51,436)	203,466
Total equity	21,192,738	24,330,033

Total liabilities and stockholders’ equity	$138,859,101	$152,948,223

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$1,238,840	$1,306,376	$2,510,371	$2,555,516
Interest on investment securities	207,270	336,766	397,407	636,652
Interest on federal funds sold	17,908	4,784	34,433	20,367
Interest on time deposits-other financial institutions	2,833	11,103	22,279	22,253

Total interest income	1,466,851	1,659,029	2,964,490	3,234,788

Interest expense
NOW, money market and savings	42,547	50,935	86,351	116,340
Time deposits	137,393	141,944	261,108	315,838
FHLB advances and other borrowed funds	62,961	49,832	112,236	99,132

Total interest expense	242,901	242,711	459,695	531,310

Net interest income	1,223,950	1,416,318	2,504,795	2,703,478

Provision for loan losses	(50,000)	207,506	(50,000)	577,506

Net interest income after provision for loan losses	1,273,950	1,208,812	2,554,795	2,125,972

Non-interest income
Non-bank related income	1,107,505	1,597,829	2,881,354	3,273,040
Bank-related fees	637,759	48,427	973,254	117,507
Total non-interest income	1,745,264	1,646,256	3,854,608	3,390,547

Non-interest expense
Compensation and benefits	3,276,006	2,831,023	6,813,931	5,406,168
Occupancy and equipment	242,774	265,334	656,719	538,724
Technology and communication	533,810	344,962	833,380	618,388
Professional fees	228,660	301,687	492,869	784,987
Administrative expenses	205,877	190,405	394,737	351,872
Other non-interest expenses	290,924	195,271	511,207	330,101

Total non-interest expenses	4,778,051	4,128,682	9,702,843	8,030,240

Loss before income taxes	(1,758,837)	(1,273,614)	(3,293,440)	(2,513,721)

Provision for income taxes	4,399	2,400	9,599	3,200

Net loss	$(1,763,236)	$(1,276,014)	$(3,303,039)	$(2,516,921)
Less: Net (loss) gain attributable to the non-controlling interest	(160,798)	(65,673)	(254,902)	11,415
Net loss attributable to Manhattan Bancorp	$(1,602,438)	$(1,210,341)	$(3,048,137)	$(2,528,336)

Weighted average number of shares outstanding (basic and diluted)	3,987,631	3,987,631	3,987,631	3,987,631

Basic and diluted loss per share	$(0.44)	$(0.32)	$(0.83)	$(0.63)

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

June 30, 2011 and 2010

(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Interest	Total
Balance at December 31, 2009	3,987,631	$38,977,282	$1,566,396	$—	$(12,737,537)	$305,152	$290,910	$28,402,203
Share-based compensation expense			284,181					284,181
Unrealized loss on investment securities				9,272		9,272		9,272
Net (loss) gain				(2,528,336)	$(2,528,336)		$11,415	(2,516,921)
Total comprehensive loss				$(2,519,064)
Balance at June 30, 2010	3,987,631	$38,977,282	$1,850,577		$(15,265,873)	$314,424	$302,325	$26,178,735

Balance at December 31, 2010	3,987,631	$38,977,282	$2,162,124	$—	$(17,347,612)	$334,773	$203,466	$24,330,033
Share-based compensation expense			85,058					85,058
Unrealized gain on investment securities				80,686		80,686		80,686
Net (loss)				(3,048,137)	(3,048,137)		(254,902)	(3,303,039)
Total comprehensive loss				$(2,967,451)
Balance at June 30, 2011	3,987,631	$38,977,282	$2,247,182		$(20,395,749)	$415,459	$(51,436)	$21,192,738

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(3,303,039)	$(2,516,921)
Loans originated or purchased for sale	(46,897,453)	—
Proceeds from the sale of loans held for sale	45,637,768	—
Gain on sale of loans	(495,154)	—
Fair value of interest rate lock commitments	(146,852)	—
Fair value of forward sale commitments	(27,845)	—
Net amortization of discounts and premiums on securities	(120,938)	(228,777)
Depreciation and amortization	164,301	209,134
Provision for loan losses	(50,000)	577,506
Share-based compensation	85,058	284,181
Decrease (increase) in accrued interest receivable and other assets	15,687	(291,378)
Increase in accrued interest payable and other liabilities	96,453	783,553

Net cash used in operating activities	(5,042,014)	(1,182,702)

Cash flows from investing activities
Net decrease (increase) in loans	8,109,146	(6,252,167)
Allowance for loan losses - recoveries	6,111	13,715
Decrease in time deposits - other financial institutions	745,000	250,000
Increase in deposit for securities clearing	(600,202)	—
Proceeds from repayment and maturities of investment securities	3,379,300	7,179,576
Purchase of investments	(5,064,844)	(13,814,798)
Investment in limited partnership fund	(2,518,400)	—
Redemption of Federal Reserve and Federal Home Loan Bank stock	83,250	68,700
Purchase of premises and equipment	(1,919,720)	(64,056)

Net cash provided by (used in) investing activities	2,219,641	(12,619,030)

Cash flows from financing activities
Net increase (decrease) in:
Demand deposits	(9,898,408)	49,968
Interest bearing demand deposits	1,026,834	(683,179)
Savings and money market deposits	(4,722,316)	1,845,338
Certificates of deposit equal to or greater than $100,000	2,008,748	(25,194,578)
Certificates of deposit less than $100,000	(563,138)	(231,209)
Increase (decrease) in FHLB advances and other borrowings	1,100,000	(7,500,000)

Net cash used in financing activities	(11,048,280)	(31,713,660)

Net decrease in cash and cash equivalents	(13,870,653)	(45,515,392)

Cash and cash equivalents at beginning of period	39,095,680	51,455,292

Cash and cash equivalents at end of period	$25,225,027	$5,939,900

Supplementary information:

Interest paid on deposits	$349,938	$546,896

Income taxes paid	$8,800	$3,200

The accompanying notes are an integral part of these financial statements.

MANHATTAN BANCORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note 1.      CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Manhattan Bancorp (the “Bancorp”) and its wholly-owned subsidiaries, Bank of Manhattan, N.A. (the “Bank”) and MBFS Holdings, Inc. (“MBFS”), together referred to as the “Company” have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. On October 1, 2009, the Bancorp, through its wholly-owned subsidiary MBFS, acquired a 70% interest in  BOM Capital, LLC (“BOMC,” formerly Bodi Capital LLC) a full-service mortgage-centric broker-dealer. On November 30, 2010, a recapitalization and restructuring was completed whereby a newly-formed limited liability company, Manhattan Capital Markets LLC (“MCM”), acquired 100% of BOMC in a multi-step transaction. MBFS holds a 70% interest in MCM. References throughout the remainder of this Quarterly Report on Form 10-Q to MCM shall be deemed to include BOMC and MCM’s other direct and indirect subsidiaries. As this is a condensed interim presentation, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In the opinion of Management, all adjustments considered necessary for a fair presentation of results for the interim periods presented have been included. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes contained in the Company’s 2010 Annual Report on Form 10-K.

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

Note 2.      RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements applicable to the Company were issued or became effective during the six months ended June 30, 2011:

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-1, Receivables (Topic 31): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20. The ASU delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 until the FASB completes its deliberations on what constitutes a troubled debt restructuring. The guidance is effective for interim and annual periods concurrent with the effective date of ASU 2011-02 (described below).

In April of 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The ASU requires that, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. ASU 2011-02 clarifies the guidance on whether a lender has granted a concession, and on the lender’s evaluation of whether a borrower is experiencing financial difficulties.

ASU 2011-02 is effective for interim and annual periods ending after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. Thus, the Company was required to apply the new guidance to determine whether modifications that were not previously considered TDRs and that have occurred since the beginning of the year would now be considered TDRs. The Company did not identify any modifications that were not previously considered TDRs to be TDRs as a result of this new guidance.

In May of 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The primary purpose of the ASU is to improve the comparability of fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. Certain amendments clarify the intent about the application of existing fair value measurement and disclosure requirements. The amendments in the ASU apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The ASU is to be applied prospectively for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s results of operations or financial position.

In June of 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, The ASU eliminates the option of presenting changes in other comprehensive income as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements(s) where the components of net income and the components of other comprehensive income are presented. The revisions in the presentation of comprehensive income in the financial statements are effective for all annual and interim reporting periods beginning after December 15, 2011. The revisions should be applied retrospectively. Since ASU 2011-05 affects only disclosure requirements related to comprehensive income, the adoption of this update is not expected to have a material impact on the Company’s results of operations or financial position.

Note 3.    INTEREST-EARNING ASSETS WITH OTHER FINANCIAL INSTITUTIONS

At June 30, 2011, the Company had interest-earning time deposits with other financial institutions of $2.1 million, with a weighted average yield of 1.22%, and a weighted average remaining life of approximately 4.4 months. At December 31, 2010, the Company had interest-earning time deposits with other financial institutions of $2.9 million, with a weighted average yield of 1.36%, and a weighted average remaining life of approximately 5.2 months.

Note 4.    INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of June 30, 2011, and December 31, 2010.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(unaudited)
	(in thousands)
June 30, 2011
Available-for-sale securities:
U.S. government and agency securities	$1,500	$—	$7	$1,493
Mortgage-backed securities	8,444	325	—	8,769
Asset-backed securities	6,402	153	56	6,499
Total available-for-sale securities	$16,346	$478	$63	$16,761

Held-to-maturity securities:
State and municipal securities	$499	$3	$—	$502

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(audited)
	(in thousands)
December 31, 2010
Available-for-sale securities:
U.S. government and agency securities	$1,500	$—	$51	$1,449
Mortgage-backed securities	4,317	268	—	4,585
Asset-backed securities	8,724	195	77	8,842
Total available-for-sale securities	$14,541	$463	$128	$14,876

Held-to-maturity securities:
State and municipal securities	$498	$6	$—	$504

The fair value of these securities is based upon quoted market prices. At June 30, 2011, the Company did not hold the securities of any one issuer in an amount greater than 10% of shareholders’ equity.

There were no realized gains or losses during the six-month period ended June 30, 2011. The net unrealized gain on available-for-sale securities (included in accumulated other comprehensive income) was $81 thousand for the six-month period ended June 30, 2011. Available-for-sale securities with an amortized cost of $9.2 million (fair value of $9.5 million) were pledged as collateral for Federal Home Loan Bank (“FHLB”) advances as of June 30, 2011.

Management does not believe that any of the Company’s investment securities are impaired due to reasons of credit quality. Any declines in the fair value of available-for-sale securities below their cost, which are deemed to be other-than-temporary, are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers among other things: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The following table reflects unrealized losses for securities that were in a continual loss position as of June 30, 2011:

	Less than 12 Months			12 months or longer			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(unaudited)
	(in thousands)
Securities available for sale:
U.S. Government and agency securities	1	$1,493	$7	—	—	$—	1	$1,493	$7
Mortgage-backed securities	1	69	—	—	—	—	1	$69	$—
Asset-backed securities	8	1,059	5	5	1,818	51	13	2,877	56
Securities held to maturity
State and municipal securities		—	—		—	—		—	—
Total impaired securities	10	$2,621	$12	5	$1,818	$51	15	$4,439	$63

Any intra-period decline in market values was attributable to changes in market rates of interest rather than credit quality; and, because the Company has the ability and intent to hold all of its investments until the recovery of fair value, which may be at maturity, the Company considers none of its investments to be temporarily impaired at June 30, 2011.

The amortized cost, estimated fair value and yield of debt securities at June 30, 2011 are shown in the table below. In the case of available-for-sale securities, the average yields are based on effective rates of book balances at period end. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost. Mortgage-backed securities are classified in accordance with estimated lives. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations.

	Available-for-Sale Securities			Held-to-Maturity Securities
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
	(unaudited)
	(in thousands)
Due in One Year or Less	$3,105	$3,176	3.32%	$499	$502	4.55%
Due from One Year to Five Years	8,699	8,840	3.30%
Due from Five Years to Ten Years	3,002	3,112	4.89%
Due after Ten Years	1,540	1,633	4.67%
	$16,346	$16,761	3.72%	$499	$502	4.55%

Note 5.     LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows:

	June 30, 2011		December 31, 2010
	Amount	Percentage of	Amount	Percentage of
	Outstanding	Total	Outstanding	Total
	(unaudited)
	(in thousands)
Commercial loans	$26,196	32.3%	$28,697	32.2%
Commercial real estate loans	42,417	52.2%	48,115	53.9%
Real estate - construction	1,524	1.9%	4,069	4.6%
Other loans	11,014	13.6%	8,355	9.3%
Total loans, including net loan costs	81,151	100.0%	89,236	100.0%
Allowance for loan losses	(1,833)		(1,877)
Net loans	$79,318		$87,359

The Bank had four non-accrual loans totaling $2.0 million as of June 30, 2011which were comprised of three commercial loans totaling $1.9 million and one personal loan of $119 thousand. Of these, one commercial loan of $59 thousand and the personal loan of $119 thousand were considered troubled debt restructurings. Although all four of these loans were current as of June 30, 2011, specific loan allowances of $472 thousand were established. As of June 30, 2011, the Company had no loans past due 90 days or more. As of December 31, 2010, the Company had no non-accrual loans, troubled debt restructurings or loans past due 90 days or more in either interest or principal.

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

Special Mention:  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, this potential weakness may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that could jeopardize the liquidation of the debt. There is a distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by loan type is as follows as of June 30, 2011:

		Special
	Pass	Mention	Substandard	Doubtful
	(unaudited)
	(in thousands)
Commercial loans	$22,974	$692	$2,421	$109
Commercial real estate	40,887	1,530	—	—
Real estate - construction	1,524	—	—	—
Other loans	10,650	—	364	—
Total Loans	$76,035	$2,222	$2,785	$109

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

	For the Three Months		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands)

Balance at beginning of period	$1,882	$1,484	$1,877	$1,202
(Deletions) additions to the allowance	(50)	208	(50)	578
Recoveries	2	1	7	14
	1,834	1,693	1,834	1,794
Loans charged-off	(1)	—	(1)	(101)

Balance at end of period	$1,833	$1,693	$1,833	$1,693

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of June 30, 2011:

	General	Specific
	Allowance	Allowance	Total
	(unaudited, in thousands)
Commercial loans	$458	$452	$910
Commercial real estate	696	—	696
Real estate - construction	23	—	23
Other loans	184	20	204
Total Loans	$1,361	$472	$1,833

Note 6.     SHARE-BASED COMPENSATION

During the six-month period ended June 30, 2011, the Company recorded $85 thousand of stock-based compensation expense. At June 30, 2011, unrecorded compensation expense related to non-vested stock option grants and unrestricted stock grants totaled $247 thousand, which is expected to be recognized as follows:

Share-Based
Compensation
Expense
(unaudited)
(in thousands)
Remainder of 2011	$95
2012	102
2013	82
2014	11
Total	$290

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

The following table summarizes the weighted average assumptions utilized for stock options granted for the period presented:

	Period Ended
	June 30,
	2011	2010
	(unaudited)

Risk-free rate	2.31%	2.43%
Expected term	6 years	6 years
Expected volatility	28.21%	28.15%
Dividend yield	0.00%	0.00%
Fair value per share	$1.46	$1.34

The following table summarizes the stock option activity under the plan for the periods indicated:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(unaudited)
2011
Outstanding at December 31, 2010	564,491	$8.81
Granted	90,000	6.02
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2011	654,491	$8.42	7.41	$—
Options exercisable at June 30, 2011	429,021	$9.42	6.54	$—
Options unvested at June 30, 2011	225,470	$6.53	9.06	$—

2010
Outstanding at December 31, 2009	686,942	$9.42
Granted	233,031	6.66
Exercised	—	—
Expired	—	—
Forfeited	179,682	9.55
Outstanding at June 30, 2010	740,291	$8.52	8.31	$—
Options exercisable at June 30, 2010	296,196	$9.54	7.44	$—
Options unvested at June 30, 2010	444,095	$7.83	8.45	$—

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

The following table summarizes the Company’s assets and liabilities which were measured at fair value on a recurring basis during the period, with dollars reported in thousands:

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description of Asset/Liability	2011	(Level 1)	(Level 2)	(Level 3)
	(unaudited, in thousands)

Available-for-sale securities	$16,761	$—	$16,761	$—

Available-for-sale securities are valued based upon inputs derived principally from observable market data. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

The Company’s derivative assets are also measured at fair value. See Note 12.

Note 8.	FHLB ADVANCES AND OTHER BORROWINGS

At June 30, 2011, the Company had a $21.6 million line of credit with the FHLB which was collateralized by loans with principal balances of $39.9 million and securities with book values of $9.2 million. Advances outstanding as of June 30, 2011 totaled $4.5 million with interest at 4.38%, payable semi-annually, and maturing on June 27, 2013. The Company also had a $1.1 million mortgage on a future branch location at June 30, 2011 with interest-only payments at 5%, maturing on April 5, 2021(included in other borrowings).

Note 9.	LOSS PER SHARE

Basic loss per share represents the loss reported to common stockholders divided by the weighted average number of common shares outstanding during the periods reported on the Consolidated Statements of Operations. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to loss that would have resulted from the assumed conversion. There were no potentially dilutive common shares outstanding for any period reported on the Consolidated Statement of Operations. The weighted average number of shares outstanding for the three month and six month periods ended June 30, 2011 and June 30, 2010 was 3,987,631.

Note 10.	SEGMENT INFORMATION

The Company segregates its operations into three primary segments: The banking operations (Bank), non-banking financial operations (MCM) and “Other”, which includes Bancorp, MBFS and eliminations between segments. The Company determines the operating results of each segment based upon internal management systems. There have been no modifications in the segmentation of the Company from the structure reported in the last annual report. Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using operating income. Transactions among segments are made at estimated market rates.

	Three Months Ended
	June 30,		$ Change in	% Change in
	2011	2010	Contribution	Contribution
	(unaudited)
	(dollars in thousands)
Net interest income, after loan loss provision:
Bank	$1,278	$1,209	$69	6%
MCM	(4)	—	(4)	n/a
Other	—	—	—	n/a
Total net interest income	$1,274	$1,209	$65	5%

Non-interest income:
Bank	$622	$48	$574	1196%
MCM	1,124	1,598	(474)	-30%
Other	—	—	—	n/a
Total non-interest income	$1,746	$1,646	$100	6%

Net revenue:
Bank	$1,900	$1,258	$642	51%
MCM	1,130	1,597	(467)	-29%
Other	(11)	—	(11)	n/a
Total net revenue	$3,019	$2,855	$164	6%

Segment profit (loss):
Bank	$(908)	$(262)	$(646)	247%
MCM	(529)	(219)	(310)	142%
Other	(321)	(792)	471	-59%
Total segment profit (loss) before taxes	$(1,758)	$(1,273)	$(485)	38%

Segment assets:
Bank	$137,121	$116,990	$20,131	17%
MCM	1,505	2,321	(816)	-35%
Other	233	(150)	383	-255%
Total segment assets	$138,859	$119,161	$19,698	17%

	Six Months Ended
	June 30,		$ Change in	% Change in
	2011	2010	Contribution	Contribution
	(unaudited)
	(dollars in thousands)
Net interest income, after loan loss provision:
Bank	$2,549	$2,126	$423	20%
MCM	6	—	6	n/a
Other	—	—	—	n/a
Total net interest income	$2,555	$2,126	$429	20%

Non-interest income:
Bank	$957	$118	$839	711%
MCM	2,898	3,314	(416)	-13%
Other	—	(41)	41	n/a
Total non-interest income	$3,855	$3,391	$464	14%

Net revenue:
Bank	$3,506	$2,244	$1,262	56%
MCM	2,914	3,273	(359)	-11%
Other	(11)	—	(11)	n/a
Total net revenue	$6,409	$5,517	$892	16%

Segment profit (loss):
Bank	$(1,871)	$(871)	$(1,000)	115%
MCM	(842)	39	(881)	-2259%
Other	(580)	(1,681)	1,101	-65%
Total segment profit (loss) before taxes	$(3,293)	$(2,513)	$(780)	31%

Segment assets:
Bank	$137,121	$116,990	$20,131	17%
MCM	1,505	2,321	(816)	-35%
Other	233	(150)	383	-255%
Total segment assets	$138,859	$119,161	$19,698	17%

Note 11.	INVESTMENT IN LIMITED PARTNERSHIP FUND

General Description of the Partnership

MIMS-1, L.P. was organized as a Delaware limited partnership Act on July 30, 2010 for the primary purpose of investing, reinvesting, and trading in private label and agency mortgage-backed and asset-backed securities. It commenced operations on August 20, 2010. The investment objective of MIMS-1 is to seek a high total return consisting of both current income and capital gains. The general partner of MIMS-1 is Manhattan Investment Management Services, Inc., an indirect wholly-owned subsidiary of MCM. The Bank became a limited partner of MIMS-1 on April 25, 2011 with an initial investment of $2.5 million. The initial term of the Bank’s investment is one year and is renewable for up to two one-year terms if agreed to by the General Partner and a majority of the Limited Partners.

Note 12.	DERIVATIVES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Derivatives of BOMC

BOMC is engaged in buying and selling securities for a diverse group of customers, primarily financial institutions. As an introducing broker-dealer, BOMC introduces these customer transactions for clearance to its clearing broker on a fully-disclosed basis.

In the normal course of business, BOMC effectuates buy and sell orders from customers in mortgaged backed to-be-announced (TBA) securities. In order to mitigate principal risk, BOMC does not take a position in these transactions but rather arranges for simultaneous buyers and sellers for all transactions prior to executing either a buy trade or a sell trade. (BOMC’s transactions are deemed to be “Riskless Principal Transactions” per Federal Reserve System Regulation Y, Part 225 - Subpart C - Sec. 225.28.)

TBAs, which provide for the delayed delivery of the underlying financial instruments, are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts related to these transactions reflect BOMC’s volume and activity rather than the amounts at risk. Instead, the risk related to BOMC’s TBA activity, which is due primarily to counterparty risk, is limited to the unrealized fair valuation gains recorded in the Consolidated Balance Sheets. These gains are substantially dependent upon the value of the underlying financial instruments and are affected by market forces such as market volatility and changes in interest rates.

Quantitative Disclosures for Derivative Financial Instruments Used by BOMC for Trading Purposes

The notional amounts and fair values of derivative financial instruments for BOMC are as follows for the periods indicated:

	Notional Amount
	As of June 30,	As of December 31,
	2011	2010
	(unaudited, in thousands)
Mortgage-backed Securities:
Forward contracts (TBAs) Purchased	$119,550	$704,400
Forward contracts (TBAs) Sold	$(119,550)	$(704,400)
Net	$—	$—

	Fair Value
	Assets	Liabilities
	(unaudited, in thousands)
Mortgage-backed securities:
Forward contracts (TBAs) as of June 30, 2011	$35	$(27)
Forward contracts (TBAs) as of December 31, 2010	$8,016	$(7,802)

All of BOMC’s transactions in TBAs with off-balance sheet risk outstanding at June 30, 2011 and December 31, 2010 are short-term in nature with maturities of three months or less. The fair values of these derivative financial instruments are included in other assets in the net amounts of $7,240 and $214,069 as of June 30, 2011 and December 31, 2010, respectively. The unrealized gains are netted against unrealized losses on the Consolidated Statements of Operations.

Financial Instruments with Off-Balance-Sheet Risk

In its mortgage division, the Bank originates loans primarily for sale to other investors. Typically, the Bank locks interest rates with borrowers prior to loan origination and simultaneously locks in a price to sell the loans to other investors. Rate lock commitments with borrowers are considered derivatives and must be valued on a fair value basis. A $146,852 gain was recorded on interest rate lock commitments during the second quarter and first six months of 2011. The notional amount of interest rate lock commitments outstanding as of June 30, 2011 was $14.2 million. There were no interest rate lock commitments outstanding as of December 31, 2010.

The commitment to sell the loan to other investors is also considered a derivative if the commitment is made on a mandatory basis. A $27,845 gain on mandatory forward sale commitments was recorded during the second quarter and first six months of 2011. There were no comparable amounts recorded in 2010 as the Company had not yet commenced its efforts to originate mortgage loans for sale to other investors.

NOTE 13.	SUBSEQUENT EVENTS

On July 25, 2011, Bancorp entered into a credit agreement (the “Credit Agreement”) with Carpenter Fund Management Company, LLC, as administrative agent (“Agent”), and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders (the “Lenders”). The Credit Agreement provides for (i) an initial loan to Bancorp in the amount of $5 million (the “Initial Loan”), and (ii) a subsequent loan to Bancorp in the amount of $2 million (the “Optional Loan”) to be made at the sole and exclusive option of the Lenders at the written request of Bancorp given not later than November 30, 2011. Bancorp received the proceeds from the Initial Loan on July 26, 2011, and used the proceeds to make a $5 million loan to MCM.

The obligations of Bancorp under the Credit Agreement are secured by a first priority pledge of all of the equity interests of the Bank. Loans under the Credit Agreement bear interest at a rate of 8.0% per annum and have a final maturity date of June 30, 2012. Bancorp is permitted to make voluntary prepayments at any time without payment of a premium, and is required to make mandatory prepayments (without payment of a premium) with (i) net cash proceeds from certain issuances of capital stock, (ii) net cash proceeds from certain issuances of debt, and (iii) net cash proceeds from certain asset sales.

Bancorp paid a facility fee of $100,000 upon execution of the Credit Agreement, and will pay an additional facility fee of $40,000 upon the first to occur of the issuance of a commitment by the Lenders to provide the Optional Loan or the funding of the Optional Loan.

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants applicable to Bancorp and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, acquisitions, dispositions, affiliate transactions, leases, fundamental changes, and dividends and other distributions. Bancorp is required to maintain a minimum consolidated net worth of $18 million plus the net cash proceeds of any issuance of capital stock by Bancorp after July 25, 2011, and a total tier one leverage capital ratio of 10.0%. The Bank is required to maintain risk based capital and tier one leverage capital ratios of not less than 10.0% and 12.0%, respectively.

The Credit Agreement also provides that Bancorp may not issue or sell any shares of its common stock, or other securities representing the right to acquire shares of common stock, representing more than 4.9% of the issued and outstanding shares of Bancorp, or any shares of preferred stock other than pursuant to the Small Business Lending Fund. In addition, if Bancorp offers for sale any shares of its common stock or other securities in a public offering or private placement, the Agent or its designees or affiliates are entitled to purchase any such securities that are not subscribed for and purchased by other investors at the same price and on such other financial terms as such securities are offered and sold to other investors.

The Credit Agreement includes customary events of default, including nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties; bankruptcy or similar proceedings; ERISA events; and change of control.

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

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: the impact of changes in interest rates; a continuing decline in economic conditions; increased competition among financial service providers; the Company’s ability to attract deposit and loan customers; the quality of the Company’s earning assets; government regulation; and management’s ability to manage the Company’s operations. For further discussion of these and other risk factors, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly Report on Form 10-Q.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

General

Manhattan Bancorp, a California corporation (“Bancorp”) was incorporated in August 2006. Bancorp has one banking subsidiary, Bank of Manhattan, N.A. (the “Bank”). The Bank is a nationally-chartered banking association organized under the laws of the United States, which commenced its banking operations on August 15, 2007. Bancorp operates primarily through the Bank, and the investment in the Bank is its principal asset. The Bank is located in El Segundo, California and at June 30, 2011 had $139 million in assets, $85 million in net loans receivable and $110 million in deposits.

On October 1, 2009, Bancorp, through its wholly-owned subsidiary, MBFS Holdings, Inc. (“MBFS”), acquired a 70% interest in BOM Capital, LLC (formerly Bodi Capital LLC) (“BOMC”), a full-service mortgage-centric broker/dealer. On November 30, 2010, a recapitalization and restructuring was completed whereby a newly-formed limited liability company, Manhattan Capital Markets LLC (“MCM”), acquired 100% of BOMC in a multi-step transaction. MBFS holds a 70% interest in MCM. MCM is located in Calabasas, California and at June 30, 2011 had $1.5 million in assets primarily in cash and cash equivalent balances. References throughout the remainder of this Quarterly Report on Form 10-Q to MCM shall be deemed to include BOMC and MCM’s other direct and indirect subsidiaries.

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

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operation, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the unaudited financial statements contained within this report including the notes thereto.

Recent Developments

On July 25, 2011, Bancorp entered into a credit agreement (the “Credit Agreement”) with Carpenter Fund Management Company, LLC, as administrative agent, and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders (the “Lenders”). The Credit Agreement provides for (i) an initial loan to Bancorp in the amount of $5 million (the “Initial Loan”), and (ii) a subsequent loan to Bancorp in the amount of $2 million (the “Optional Loan”) to be made at the sole and exclusive option of the Lenders at the written request of Bancorp given not later than November 30, 2011. Bancorp received the proceeds from the Initial Loan on July 26, 2011, and used the proceeds to make a $5 million loan to MCM.

The obligations of Bancorp under the Credit Agreement are secured by a first priority pledge of all of the equity interests of the Bank. Loans under the Credit Agreement bear interest at a rate of 8.0% per annum and have a final maturity date of June 30, 2012. Bancorp is permitted to make voluntary prepayments at any time without payment of a premium, and is required to make mandatory prepayments (without payment of a premium) with (i) net cash proceeds from certain issuances of capital stock, (ii) net cash proceeds from certain issuances of debt, and (iii) net cash proceeds from certain asset sales.

For more information regarding the Credit Agreement and the terms of the Initial Loan and Optional Loan, see Note 13 of the Notes to the Consolidated Financial Statements.

Earnings and Financial Condition Overview

The Company recorded a net loss of $1.8 million or $0.44 per basic and fully-diluted share of common stock for the three month period ended June 30, 2011 (including a net loss attributable to the minority interest of $161 thousand). This compares with a net loss of $1.3 million or $0.32 per basic and fully-diluted share of common stock for the three month period ended June 30, 2010 (including a net loss attributable to the minority interest of $66 thousand).

The Company’s net loss for the six month period ended June 30, 2011 was $3.3 million or $0.83 per basic and fully-diluted share of common stock (including a net loss attributable to the minority interest of $255 thousand). The net loss for the six month period ended June 30, 2010 was $2.5 million or $0.63 per basic and fully-diluted share of common stock (including a net gain attributable to the minority interest of $11 thousand).

Net losses continued during the second quarter and first six months of 2011, primarily because non-interest expenses exceeded additional revenues from increased advisory fees, gains on sale of loans, gains on interest rate lock commitments, forward sale commitments and lower provisions for loan losses compared to the same periods of the prior year. Also, net interest income decreased due to lower average balances of loans and investment securities due to payoffs and amortization.

Non-interest expenses increased as a result of additional compensation, occupancy and technology costs associated with the Bank’s mortgage lending activities. In the fourth quarter of 2010, the Bank began originating single family residential loans for sale to other investors. During the first six months of 2011, the Bank originated $46.9 million in loans for sale to other investors and sold $45.1 million in loans to other investors. The outstanding balance of loans held for sale totaled $5.3 million at June 30, 2011 (with a fair value of $5.3 million). The net gain on sale and fee income associated with the sale of loans totaled $548 thousand during the second quarter of 2011 and $833 thousand during the first six months of 2011. There were no gains or fees associated with the sale of loans during the comparable periods of 2010. Additionally, during the second quarter of 2011 the Bank recorded gains on interest rate lock commitments of $147 thousand and gains on mandatory forward sale commitments of $28 thousand. No gains on interest rate lock commitments or forward sale commitments were recorded during the first quarter of 2011 or any period during 2010.

Total assets decreased to $138.9 million as of June 30, 2011 from $152.9 million as of December 31, 2010. The decline in assets reflected a $14.5 million decrease in federal funds and an $8.1 million decrease in loans receivable, primarily due to payoffs and amortizations. The decreases were offset by a $1.9 million increase in investment securities available for sale, a $1.8 million increase in loans held for sale, and a $1.7 million increase in property and equipment. Additionally, the Bank invested $2.5 million in MIMS-1, L.P. during the second quarter of 2011. See Footnote 11 in the Notes to Consolidated Financial Statements.

The Company had non-accrual loans totaling $2.0 million as of June 30, 2011, of which $178 thousand was considered troubled debt restructurings. Although all of these loans were current as of June 30, 2011, specific loan allowances of $472 thousand were established. The Company had no non-accrual loans prior to June 30, 2011, although some performing loans were charged-off prior to any default by the borrowers when the full collectability of the loan became doubtful. The Company’s allowance for loan losses was $1.8 million or 2.26% of gross loans outstanding (excluding loans held for sale) at June 30, 2011 compared to $1.9 million or 2.10% of gross outstanding loans (excluding loans held for sale) at December 31, 2010. For a more detailed discussion, please see “Non-Performing Assets,” “Provision for Loan Losses,” and “Allowance for Loan Losses” below.

Total deposits were $110 million at June 30, 2011, 10% lower than the level reported at December 31, 2010. The decrease is primarily due to the outflow of short-term local funds that were included in the December 31, 2010 balances, particularly in the non-interest-bearing demand category. For a more detailed discussion regarding the sources of funds, please see “Deposits and Borrowed Funds” below.

Shareholders’ equity totaled $21 million at June 30, 2011, representing a 13% decrease from $24 million at December 31, 2010, primarily due to the $3.0 million loss recorded during the first six months of 2011.

The following table provides selected financial data that highlights the Company’s financial performance for the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010.

	For the Three Months Ended		For the Six Months Ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
	(unaudited)
	(dollars in thousands, except for per share amounts)
Statements of Operations:
Interest income	$1,467	$1,659	$2,965	$3,235
Interest expense	243	243	460	531

Net interest income	1,224	1,416	2,505	2,704
Provision for loan losses	(50)	207	(50)	578

Net interest income after provision	1,274	1,209	2,555	2,126

Non-interest income	1,745	1,646	3,855	3,391
Non-interest expense	4,778	4,129	9,703	8,030

Net loss from operations excluding minority interest	$(1,602)	$(1,210)	$(3,048)	$(2,528)

Per Share and Other Data:
Basic and diluted loss per share	$(0.44)	$(0.32)	$(0.83)	$(0.63)
Book value per common share- period end	$5.31	$6.56	$5.31	$6.56
Weighted average shares outstanding (basic and diluted)	3,987,631	3,987,631	3,987,631	3,987,631

Balance Sheet Data:
Investments and fed funds sold	$42,099	$27,735	$42,099	$27,735
Loans, net	$84,585	$84,574	$84,585	$84,574
Assets	$138,859	$119,161	$138,859	$119,161
Deposits	$110,097	$86,706	$110,097	$86,706
Shareholders’ equity	$21,193	$26,179	$21,193	$26,179

Selected Financial Ratios:
Net loss as a percentage of average assets	-5%	-4%	-4%	-4%
Net loss as a percentage of average equity	-29%	-18%	-27%	-19%
Dividend payout ratio	—	—	—	—
Equity to asset ratio	15.26%	21.97%	15.26%	21.97%
Net interest margin	3.73%	4.83%	3.34%	3.80%

Credit Quality:
Allowance for loan losses(1)	$1,833	$1,693	$1,833	$1,693
Allowance /total loans	2.26%	1.96%	2.26%	1.96%
Non-performing loans	$—	$—	$—	$—
Net (recoveries) charge-offs	$(1)	$(1)	$(6)	$87

(1) Allowance includes $472 thousand in specific loan allowances associated with four troubled debt restructurings.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s ability to produce earnings is directly tied to our net interest income, which is the difference between the income we earn on interest-bearing assets, such as loans and other interest-earning assets, and the interest we pay on deposits and borrowed funds. Net interest income is related to (i) the relative amounts of interest-earning assets and liabilities and (ii) the interest rates earned and paid on these balances. Total interest income can fluctuate based upon the mix of earning assets amongst loans, investments and federal funds sold and the related rates associated with their balances. Some of the funding sources for these assets also have an interest cost which can fluctuate based upon the mix of interest-bearing liabilities and the related rates associated with their balances. The difference between interest income and interest expense is called net interest income and is often expressed as interest rate spread and net interest margin.

The interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on funding sources. The interest rate spread decreased to 3.64% from 4.59% for the three months ended June 30, 2011 compared to the same period of the prior year and to 3.83% from 4.21% for the six months ended June 30, 2011 compared to the same period of the prior year. The decline in interest rate spread during both periods is primarily due to lower yields earned on interest-earning assets which outpaced declines in the rates paid on interest-bearing liabilities.

The net interest margin is computed based on net interest income expressed as a percentage of average total interest-earning assets. The net interest margin decreased to 3.72% during the second quarter of 2011 from 4.83% during the second quarter of 2010 and decreased to 3.93% during the first six months of 2011 from 4.39% during the first six months of 2010.

Net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes in the relative amounts of average interest-earning assets and interest-bearing liabilities, referred to as volume changes. Interest rates earned and paid are affected principally by our competition, general economic conditions and other factors beyond the Company’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board.

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the periods indicated:

ANALYSIS OF NET INTEREST INCOME

	Three Months Ended June 30,
	2011			2010
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(unaudited)
	(dollars in thousands)
Interest-earning assets:
Federal funds sold/ interest-bearing demand funds	$30,838	$18	0.23%	$8,203	$5	0.24%
Deposits with other financial institutions	2,581	3	0.47%	3,342	11	1.32%
Investments	15,973	207	5.20%	22,789	337	5.93%
Loans(1)	82,561	1,239	6.02%	83,167	1,306	6.30%
Total interest-earning assets	131,953	1,467	4.46%	117,501	1,659	5.66%
Non-interest-earning assets	10,485			12,316
Total assets	$142,438			$129,817

Interest-bearing liabilities:
Demand	$3,521	—	0.00%	$2,964	1	0.14%
Savings and money market	24,699	43	0.70%	22,686	50	0.88%
Certificates of deposit	39,059	137	1.41%	38,015	142	1.50%
FHLB advances and other borrowings	5,552	63	4.55%	4,504	50	4.45%
Total interest-bearing liabilities	72,831	243	1.34%	68,169	243	1.43%
Non-interest-bearing demand deposits	45,919			22,793
Total funding sources	118,750		0.82%	90,962		1.07%
Non-interest-bearing liabilities	1,625			11,922
Shareholders’ equity	22,063			26,933
Total liabilities and shareholders’ equity	$142,438			$129,817

Excess of interest-earning assets over funding sources	$13,203			$26,539
Net interest income		$1,224			$1,416
Net interest rate spread			3.64%			4.59%
Net interest margin			3.72%			4.83%

	Six Months Ended June 30,
	2011			2010
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(unaudited)
	(dollars in thousands)
Interest-earning assets:
Federal funds sold/ interest-bearing demand funds	$29,809	$35	0.24%	$17,588	$20	0.23%
Deposits with other financial institutions	2,900	23	1.60%	3,110	22	1.43%
Investments	15,344	397	5.22%	21,505	637	5.97%
Loans(1)	80,628	2,510	6.28%	81,880	2,555	6.29%
Total interest-earning assets	128,681	2,965	4.65%	124,083	3,234	5.26%
Non-interest-earning assets	8,379			9,366
Total assets	$137,060			$133,449

Interest-bearing liabilities:
Demand	$3,115	$1	0.06%	$2,768	$1	0.07%
Savings and money market	25,256	86	0.69%	23,749	115	0.98%
Certificates of deposit	37,855	261	1.39%	42,306	316	1.51%
FHLB advances and other borrowings	5,029	112	4.49%	4,626	99	4.32%
Total interest-bearing liabilities	71,255	460	1.30%	73,449	531	1.46%
Non-interest-bearing demand deposits	41,659			28,269
Total funding sources	112,914		0.82%	101,718		1.05%
Non-interest-bearing liabilities	1,462			4,301
Shareholders’ equity	22,684			27,430
Total liabilities and shareholders’ equity	$137,060			$133,449

Excess of interest-earning assets over funding sources	$15,767			$22,365
Net interest income		$2,505			$2,703
Net interest rate spread			3.83%			4.21%
Net interest margin			3.93%			4.39%

(1)

The average balance of loans is calculated net of deferred loan fees/cost, but includes non-accrual loans, if any, with a zero yield. Loan fees net of amortized costs included in total net income were $(2) thousand and $24 thousand for the three months and six months ended June 30, 2011, respectively, and $30 thousand and $52 thousand for the three months and six months ended June 30, 2010.

The following volume and rate variance table sets forth the dollar differences of interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated:

VOLUME/RATE ANALYSIS

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011 over 2010			June 30, 2011 over 2010
	Volume	Rate	Total	Volume	Rate	Total
	(unaudited)
	(in thousands)
Interest income:
Federal funds sold/ interest-bearing demand funds	$14	$(1)	$13	$14	$—	$14
Deposits with other financial institutions	(3)	(5)	(8)	(2)	3	1
Investments	(101)	(29)	(130)	(182)	(58)	(240)
Loans	(10)	(57)	(67)	(39)	(6)	(45)
Net decrease	(100)	(92)	(192)	(209)	(61)	(270)

Interest expense:
Interest bearing demand	—	(1)	(1)	—	—	—
Savings and money market	4	(11)	(7)	7	(37)	(30)
Certificates of deposit	4	(9)	(5)	(33)	(22)	(55)
FHLB advances and other borrowings	12	1	13	9	4	13
Net increase (decrease)	20	(20)	—	(17)	(55)	(72)
Total net decrease	$(120)	$(72)	$(192)	$(192)	$(6)	$(198)

The decreases in the volumes and rates of interest-earning assets during the second quarter and first six months of 2011 compared to the prior year periods were primarily the result of lower average investment balances. The rates earned on interest-earning assets decreased by 120 basis points during the second quarter of 2011 and decreased by 61 basis points during the first six months of 2011 compared to the same periods in the prior year.

The decrease in average loans to $82.6 million from $83.2 million during the second quarter of 2011 compared to the same period of the prior year and the decrease in average investments to $16.0 million from $22.8 million during the second quarter of 2011 compared to the same period of the prior year were due to payoffs and amortization. For the first six months of 2011, average loans decreased to $80.6 million from $81.9 million and average investments decreased to $15.3 million from $21.5 million also due to payoffs and amortization.

Interest expense remained unchanged during the second quarter of 2011 compared to the same quarter of 2010 because the impact the lower rates paid on interest-bearing liabilities was offset by higher average balances. Interest expense decreased by $72 thousand during the first six months of 2011 compared to the same period of 2010 due to lower average balances and lower rates paid. For additional information regarding the Company’s funding sources, see Deposits and Borrowed Funds.

Provision for Loan Losses

The Company reallocated $50 thousand from its loan loss allowance to a contingency reserve for unsold loans, which is included in other liabilities. In so doing, the Company recorded a $50 thousand provision for this contingency reserve and a negative loan loss provision of $50 thousand for the quarter and six months ended June 30, 2011. Provisions for loan losses of $208 thousand and $578 thousand were recorded during the three months and six months ended June 30, 2010, respectively. Loan loss provisions are determined based upon the periodic credit review of the loan portfolio, consideration of past loan loss experience, current and predicted economic conditions, and other pertinent factors. For further analysis of the adequacy of the loan loss reserve, see Asset Quality and Allowance for Loan Losses.

Non-Interest Income

The following table reflects the major components of the Company’s non-interest income:

	For the Three Months Ended
	June 30,		Variance
	2011	2010	Dollars	Percent
	(unaudited)
	(dollars in thousands)
Service charges on deposit accounts	$39	$30	$9	30.00%
Other bank fees	51	18	33	183.33%
Mortgage-related fees	549	—	549	N/A
Riskless trading income	777	1,402	(625)	-44.58%
Whole loan sales and warehouse lending fees	254	66	188	284.85%
Advisory income	76	130	(54)	-41.54%
Total non-interest income	$1,746	$1,646	$100	6.08%

	For the Six Months Ended
	June 30,		Variance
	2011	2010	Dollars	Percent
	(unaudited)
	(dollars in thousands)
Service charges on deposit accounts	$73	$61	$12	19.67%
Other bank fees	68	57	11	19.30%
Mortgage-related fees	833	—	833	N/A
Riskless trading income	1,937	2,389	(452)	-18.92%
Whole loan sales and warehouse lending fees	816	325	491	151.08%
Advisory income	128	559	(431)	-77.10%
Total non-interest income	$3,855	$3,391	$464	13.68%

Non-interest income for the three month and six month periods ended June 30, 2011 consists of fees from two sources, MCM and the Bank.

Revenues from MCM come from three primary sources: trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of other institutions’ bond portfolios. MCM revenues totaled $1.1 million for the second quarter and $2.9 million for the first six months of 2011 compared to $1.6 million and $3.3 million for the second quarter and first six months of 2010. The primary source of income to MCM is trading which decreased 45% during the second quarter and 19% during the first six months of 2011 from comparable periods in 2010.

Non-interest income earned by the Bank totaled $622 thousand for the second quarter and $957 thousand for the first six months of 2011 compared to $48 thousand and $118 thousand for the second quarter and first six months of 2010. The increase in non-interest income earned by the Bank is due to mortgage-related fees and income which increased substantially due to the Company’s efforts to originate loans for sale to other investors. Gain on sale of loans, the primary component of mortgage-related fees and income, was $400 thousand for the second quarter and $495 thousand for the first six months of 2011.

Typically, in order to mitigate interest rate risk, the Bank locks interest rates with borrowers prior to loan origination and simultaneously locks a price to sell the loan to other investors.

According to the relevant accounting guidance, the rate lock commitment with the borrower is considered a derivative and must be valued on a fair value basis. A $147 thousand gain was recorded on rate lock commitments during the second quarter and first six months of 2011. The commitment to sell the loan to other investors is also considered a derivative if the commitment is made on a mandatory basis. A $28 thousand gain on mandatory forward sale commitments was recorded during the second quarter and first six months of 2011. There were no comparable amounts recorded in 2010.

Bank-related fee income includes service charges on deposit accounts, other bank fees and mortgage-related fees.

Non-Interest Expense

The following table sets forth the components of non-interest expense for the periods indicated :

	For the	For the
	Quarter Ended	Quarter Ended	Variances
	June 30 , 2011	June 30 , 2010	Dollars	Percentage
	(unaudited, dollars in thousands)
Compensation and benefits	$3,276	$2,831	$445	15.7%
Data processing	361	221	140	63.3%
Occupancy and equipment	357	265	92	34.7%
Legal services	171	132	39	29.5%
Marketing and business development	134	67	67	100.0%
Regulatory assessments	63	85	(22)	-25.9%
Communication	58	123	(65)	-52.8%
Audits and examination	45	64	(19)	-29.7%
Recruiting fees	4	6	(2)	-33.3%
Consulting fees	3	42	(39)	-92.9%
Administrative expenses	80	53	27	50.9%
Director fees	63	52	11	21.2%
Other professional services	5	58	(53)	-91.4%
Postage and Supplies	39	30	9	30.0%
Other non-interest expenses	119	100	19	19.0%
Total non-interest expenses	$4,778	$4,129	$649	15.7%

	For the	For the
	Six Months Ended	Six Months Ended	Variances
	June 30 , 2011	June 30 , 2010	Dollars	Percentage
	(unaudited, dollars in thousands)
Compensation and benefits	$6,814	$5,406	$1,408	26.0%
Data processing	710	454	256	56.4%
Occupancy and equipment	657	538	119	22.1%
Legal services	263	221	42	19.0%
Marketing and business development	241	138	103	74.6%
Regulatory assessments	133	185	(52)	-28.1%
Communication	123	164	(41)	-25.0%
Audits and examination	148	136	12	8.8%
Recruiting fees	8	122	(114)	-93.4%
Consulting fees	23	106	(83)	-78.3%
Administrative expenses	138	67	71	106.0%
Director fees	124	111	13	11.7%
Other professional services	51	190	(139)	-73.2%
Postage and Supplies	82	51	31	60.8%
Other non-interest expenses	188	141	47	33.3%
Total non-interest expenses	$9,703	$8,030	$1,673	20.8%

Compensation and Benefits

Compensation and Benefits represent the largest of the Company’s expense categories, comprising 69% and 70% of total non-interest expenses during the second quarter and first six months of 2011. Expenses in this category were significantly affected by growth in the Company’s mortgage loan employee base.

The following table sets forth changes in compensation and employee count for the Company’s operating segments for the periods indicated:

	Three Months Ended		Variance
	June 30, 2011	June 30, 2010	$	%
	(unaudited, dollars in thousands)
Operating Segments
MCM	$1,164	$1,433	$(269)	-18.77%
Bancorp	113	514	(401)	-78.02%
Bank including Mortgage Division	1,999	884	1,115	126.13%
Total	$3,276	$2,831	$445	15.72%

	Six Months Ended		Variance
	June 30, 2011	June 30, 2010	$	%
	(unaudited, dollars in thousands)
Operating Segments
MCM	$2,717	$2,456	$261	10.63%
Bancorp	221	1,152	(931)	-80.82%
Bank including Mortgage Division	3,876	1,798	2,078	115.57%
Total	$6,814	$5,406	$1,408	26.05%

	End of Period		Variance
	June 30, 2011	June 30, 2010	#	%
Operating Segments (# of Employees)
MCM	24	21	3	14.29%
Bancorp	3	6	-3	-50.00%
Bank including Mortgage Division	64	25	39	156.00%
Total	91	52	39	75.00%

The increase in the Company’s compensation expense for the three months and six month periods ended June 30, 2011 is due to a 156% growth in the Bank’s employee count to 64 employees at June 30, 2011 from 25 employees at June 30, 2010, primarily due to an increase in employees associated with the Bank’s mortgage origination process. The number of mortgage-related Bank employees increased to 25 as of June 30, 2011 compared with none as of June 30, 2010.

Data Processing

Expenses related to the data processing needs of the Company increased by 63% during the second quarter of 2011 compared to the same of quarter last year and by 56% during the first six months of 2011 compared to the same period of last year. The increase in data processing costs reflect the overall increase in the Company’s employee count, primarily related to the mortgage lending division, and technology costs associated with the hiring of new employees.

Occupancy and Equipment

Occupancy and equipment costs increased 35% during the second quarter of 2011 compared to the same quarter of last year and by 22% during the first six months of 2011 compared to the same period of last year. Occupancy costs increased primarily due to the expenses associated with opening four new mortgage loan offices.

FINANCIAL CONDITION

Consolidated total assets decreased by 9% to $138.9 million at June 30, 2011 from $152.9 million at December 31, 2010. The decrease is related primarily to lower levels of cash and cash equivalents and a decrease in portfolio loans due to loan payoffs and amortizations. Partially offsetting these declines were increased securities available for sale, increased loans held for sale and increased property and equipment due to branch expansions. Additionally, the Bank invested $2.5 million in a limited partnership whose primary purpose is investing, reinvesting, and trading in private label and agency mortgage-backed and asset-backed securities. The investment objective of the partnership is to seek a high total return consisting of both current income and capital gains.

Investments

Total investments increased by $1.9 million from $15.4 million as of December 31, 2010 to $17.3 million as of June 30, 2011. The following schedule provides an overview of the types of investments in the Company’s portfolio at their carrying value on the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percentage of	Amount	Percentage of
	Outstanding	Total	Outstanding	Total
	(unaudited)
	(in thousands)
Municipal obligations	$499	2.9%	$498	3.2%
Non-mortgage-backed US Government Agency obligations	1,493	8.7%	1,449	9.4%
Mortgage-backed securities	8,769	50.7%	4,585	29.8%
Asset-backed securities	6,499	37.7%	8,842	57.5%
Total investments	$17,260	100.0%	$15,374	100.0%

The expected weighted life of the Company’s investment portfolio is approximately four and a half years.  Additional information regarding the composition, maturities, and yields of the security portfolio as of June 30, 2011 is found in Note 4 of the Notes to the Consolidated Financial Statements.

Loans

Gross loans held for investment totaled $81.2 million as of June 30, 2011, a decrease of $8.1 million from $89.2 million at December 31, 2010. Outstanding loan balances decreased in all categories except “other” loans, which are primarily home equity line of credit loans. The largest monetary decline occurred in real estate construction loans. The Company experienced unusually high levels of early pay-offs along with decreased production of portfolio loans.

The table below sets forth the composition of the loan portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	Percentage of	Amount	Percentage of
	Outstanding	Total	Outstanding	Total
	(unaudited)
	(in thousands)
Commercial loans	$26,196	32.3%	$28,697	32.2%
Commercial real estate loans	42,417	52.2%	48,115	53.9%
Real estate - construction	1,524	1.9%	4,069	4.6%
Other loans	11,014	13.6%	8,355	9.3%
Total loans, including net loan costs	81,151	100.0%	89,236	100.0%
Allowance for loan losses	(1,833)		(1,877)
Net loans	$79,318		$87,359

Of the Bank’s total loans outstanding as of June 30, 2011, 24% were due in one year or less, 21% were due in one to five years, and 55% were due after five years. As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank. Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of June 30, 2011

	Maturing
	After Five	One to Five	Within One
	Years	Years	Year	Total
	(unaudited)
	(in thousands)

Commercial	$1,981	$8,905	$15,310	26,196
Commercial real estate	34,590	7,827	—	42,417
Real estate-construction	—	131	1,393	1,524
Other Loans	7,815	324	2,875	11,014
Total	$44,386	$17,187	$19,578	$81,151

Loans with pre-determined interest rates	$5,430	$5,548	$679	11,657
Loans with floating or adjustable rates	38,956	11,639	18,899	69,494
Total	$44,386	$17,187	$19,578	$81,151

Of the gross loans outstanding as of June 30, 2011, approximately 85.6% had adjustable interest rates. Of these, 50.1% have interest rates tied to the prime rate and are subject to changes in the rate index immediately when the prime rate is changed. The balance of adjustable rate loans is tied to other indices and subject to periodic adjustment prior to the contract maturity.

Commercial Loans

The Bank offers a variety of commercial loans, including secured and unsecured, term loans and revolving lines of credit, equipment loans and accounts receivable loans. As of June 30, 2011, approximately 94.5% of commercial loans had adjustable interest rates.

Although the Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and ability to service the debt, we also rely on the liquidation of the underlying collateral as a secondary payment source, where applicable. Should the borrower default and the Bank foreclose on the assets held as collateral, we may not be able to recover the full amount of the loan.

Real Estate/Construction Loans

The Bank’s real estate loans are secured primarily by commercial properties, with a significant percentage in multi-family complexes. Approximately 77.5% of real estate loans have interest rates that are adjustable during the term of the loan. Approximately 78.7% of the real estate loans have a remaining maturity between five and ten years. As of June 30, 2011, the average original loan to value ratio was approximately 53%, with no individual loan to value ratio exceeding 79%. The weighted average debt service coverage ratio (DSCR) was 1.66. (DSCR is derived as cash available for debt servicing to principal and interest payments.)

Other Loans

The Bank offers other types of loans, which are primarily home equity lines of credit. A home equity line of credit has an adjustable interest rate and provides the borrower with a line of credit in an amount which does not exceed 77% of the appraised value of the borrower’s property at the time of origination.

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into and may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers. In both 2010 and 2011, these instruments had been limited to undisbursed commitments to extend credit to both businesses and individuals. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The outstanding balance was approximately $88 thousand as of June 30, 2011. Since all of these commitments were associated with loans, they were subject to the same credit underwriting policies and practices as those used for the loans reflected in the financial statements. When deemed advisable, the Bank secured an interest in collateral to support such commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses, which may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. Undisbursed loan commitments as of June 30, 2011 were $25.5 million, a 3% decrease from $26.2 million at December 31, 2010. Management is not aware of any other off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned (“OREO”). Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, have not been restructured or placed on non-accrual status, and are accruing interest; and (iii) troubled debt restructures (“TDRs”). OREO is comprised of real estate acquired in satisfaction of a loan either through foreclosure or deed in lieu of foreclosure.

The Bank had four non-accrual loans totaling $2.0 million as of June 30, 2011, which were comprised of three commercial loans totaling $1.9 million and one personal loan of $119 thousand. Of these, one commercial loan of $59 thousand and the personal loan of $119 thousand were considered troubled debt restructurings. Although all four of these loans were current as of June 30, 2011, specific loan allowances of $472 thousand were established. As of June 30, 2011, the Company had no loans past due 90 days or more, nor did it have any Other Real Estate Owned (OREO).

As of December 31, 2010, the Company had no non-accrual loans, troubled debt restructurings, loans past due 90 days or more, or OREO.

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

The calculation of the adequacy of the ALLL necessarily includes estimates by management applied to known loan portfolio elements. We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio. The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free. Modest, average and acceptable risk loans are assigned point values of “3”, “4”, and “5”, respectively. Loans on the pass watch list are assigned a point value of “6.” Point values of “7,” “8,” “9” and “10” are assigned, respectively, to loans classified as special mention, substandard, doubtful and loss. Using these risk factors, management conducts an analysis of the general reserves applying quantitative factors based upon different risk scenarios.

In addition, management considers other trends that are qualitative relative to our marketplace, demographic trends, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.

Deposits and Borrowed Funds

Deposits are the Bank’s primary source of funds. The following table sets forth the amount of deposits outstanding by category at June 30, 2011 and December 31, 2010, and the net changes between the two periods.

	June 30,	December 31,	Variance
	2011	2010	Dollars	Percent
	(unaudited)
	(dollars in thousands)
Deposit Classifications:
Non-interest bearing deposits	$42,995	$52,894	$(9,899)	-18.71%
Interest bearing demand	4,192	3,165	1,027	32.45%
Savings and money market	23,834	28,556	(4,722)	-16.54%
Certificate of deposit $100,000 and over	35,943	33,934	2,009	5.92%
Certificate of deposit less than $100,000	3,133	3,696	(563)	-15.23%
Total deposits	$110,097	$122,245	$(12,148)	-9.94%

As of June 30, 2011, 39.1% of the Company’s deposits were non-interest-bearing demand deposits, a decrease from 43.3% as of December 31, 2010. The decrease in non-interest bearing demand deposits is due to large deposits received just before the end of 2010 that flowed out during the first six months of 2011. At June 30, 2011, the Bank held no brokered funds, but held other wholesale funds in the amount of $21.9 million. At December 31, 2010, the Bank held no brokered funds, but held other wholesale funds in the amount of $18.6 million.

Most funds have been placed with the Bank by local depositors at competitive rates within the Bank’s marketing area. While the goal of the Bank is to fund credit commitments using local funding sources, it is anticipated that some of the future funding sources may include additional wholesale funding sources, including brokered deposits.

The Analysis of Net Interest Income table summarizes the distribution of the average deposit balances and the average rates paid on deposits during the comparative second quarters and six months ended June 30, 2011 and 2010.

The following table shows the maturities of the Bank’s time deposits as of June 30, 2011:

Maturities	Amounts as of June 30, 2011
(unaudited)
(in thousands)
Three months or less	$16,302
Over three and through twelve months	10,253
Over twelve months	12,521
Total	$39,076

At both June 30, 2011 and December 31, 2010, borrowings from the FHLB totaled $4.5 million at a rate of 4.38%. The total line of credit with the FHLB at June 30, 2011 was $21.6 million which was collateralized by loans with principal balances totaling $38.1 million and available-for-sale securities with a market value of $9.5 million. In addition, the Bank has a $1.1 million mortgage payable on a future branch location with interest only payments at 5% until April 5, 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of June 30, 2011, the Company and the Bank exceeded all applicable capital adequacy requirements to be considered “well capitalized” under generally applicable regulatory guidelines.

Under the Federal Reserve Board’s guidelines, Bancorp is a “small bank holding company” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis required to be considered “well capitalized” under generally applicable regulatory guidelines as of June 30, 2011.

The following table sets forth the Bank’s regulatory capital ratios as of June 30, 2011:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$22,002	22.6%	$7,775	8%	$9,719	10%
Tier 1 Capital (risk-weighted assets)	$20,778	21.4%	$3,887	4%	$5,831	6%
Tier 1 Capital (average assets)	$20,778	14.6%	$5,698	4%	$7,122	5%

Bank
Total Capital (risk-weighted assets)	$20,357	21.3%	$7,657	8%	$9,571	10%
Tier 1 Capital (risk-weighted assets)	$19,152	20.0%	$3,828	4%	$5,743	6%
Tier 1 Capital (average assets)	$19,152	13.6%	$5,625	4%	$7,032	5%

Liquidity and Liquidity Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals, fund loan commitments, and meet other commitments on a timely and cost-effective basis. The acquisition of deposits is our primary source of funds. This reasonably stable and low-cost source of funds has provided substantially all of the funding required since the Bank’s inception, along with the balances in stockholders’ equity.

We also have liquidity as a net seller of overnight funds at a level that would be expected to cushion unexpected increases in loan demand or decreases in funds deposited. During the three month and six month periods ended June 30, 2011, we had average federal funds balances of $30.8 million and $29.8 million, respectively, which represented 21.6% and 21.7% of our average assets for the second quarter and six months ended June 30, 2011, respectively.

In addition to federal funds, the Company maintains a portion of its liquid assets in cash deposits with other banks and investment securities. As of June 30, 2011, liquid assets (including cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral), as a percentage of the Company’s deposits, were 30%. As of December 31, 2010, liquid assets as a percentage of the Company’s deposits were 45%.

While liquidity has been more than adequate during 2011 and 2010, management has established and is seeking to establish secondary sources of liquidity. The Bank maintains a $3 million line of credit with one correspondent bank for the purchase of overnight federal funds. The line is subject to the availability of funds and has restrictions as to the number of days used during defined periods of time. Another source of funds is through the acceptance of “brokered deposits” which allows us to attract large certificates of deposit at potentially higher interest rates. (Brokered deposits include not only deposits acquired using deposit brokers, but also deposits bearing effective yields far above prevailing local market rates.) The Bank had no “brokered deposits” as of June 30, 2011 or December 31, 2010.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

The Company’s management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, certain of our disclosure controls and procedures were inadequate as a result of ineffective oversight and review of the reconciliation processes related to the Company’s general ledger accounts.

To address this deficiency, the Company is designing and implementing new policies and procedures for reconciling the Company’s general ledger accounts.

Changes in Internal Control

Other than increasing the oversight of its accounting processes to ensure current and future compliance with U.S. GAAP, there were no changes in the Company’s internal control over financial reporting in the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 1A. — Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2010, except as described below. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2010, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described below and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

THE RECENT DOWNGRADE OF THE UNITED STATES GOVERNMENT’S CREDIT RATING BY STANDARD & POOR’S COULD RESULT IN ECONOMIC UNCERTAINTY AND A SIGNIFICANT CHANGE IN INTEREST RATES.

On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future United States government spending levels. Notwithstanding the passage of this legislation, there remains uncertainty about whether and when the United States government will implement the budget cuts, which has resulted in continued concerns that the United States government could default on its obligations in the future. On August 5, 2011, Standard & Poor’s downgraded the United States government’s credit rating as a result of its belief that the legislation was inadequate to address the country’s growing debt burden. Standard & Poor’s decision to downgrade the United States government’s credit rating could create broader financial and global banking turmoil and uncertainty and could lead to a significant change in interest rates. These events could cause the interest rates on the Company’s borrowings and the cost of the Company’s capital to change significantly and negatively impact performance of the Company’s investment portfolio. These adverse consequences could also extend to the Company’s customers and, as a result, could materially and adversely affect the ability of the Company’s borrowers to continue to pay their obligations as they become due and the Company’s ability to continue to originate loans on favorable terms. These consequences could be exacerbated if other credit rating agencies decide to downgrade the United States government’s credit rating in the future. Furthermore, the downgrade of the United States government’s credit rating could result in significant volatility in global stock markets, which could cause the market price of the Company’s common stock to decrease significantly. Any of these outcomes could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

WE HAVE PLEDGED ALL OF THE EQUITY INTERESTS OF THE BANK TO SECURE OUR BORROWINGS UNDER THE CREDIT AGREEMENT AND ARE SUBJECT TO COVENANTS THAT RESTRICT OUR ACTIVITIES AND CREATE THE RISK OF DEFAULT.

The Credit Agreement contains covenants that, among other things, restrict our ability to create liens, incur additional indebtedness, make investments and acquisitions, dispose of assets, engage in affiliate transactions, enter into leases, engage in fundamental changes, pay dividends and make other distributions, and issue certain equity securities. In addition, the Credit Agreement requires that Bancorp and the Bank comply with specified financial tests and maintain specified regulatory capital ratios.

The failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt. If we are obligated for any reason to repay the loans under the Credit Agreement in full, we would be required to use our limited working capital, raise additional capital or undertake alternative financing plans, such as refinancing or restructuring our debt or selling assets. There can be no assurance that such additional capital or alternative financing will be available on favorable terms, or at all. If we are unable to repay the loans under the Credit Agreement when required, the Lenders could foreclose on all of the equity interests of the Bank which secure the repayment of such loans.

WE HAVE DETERMINED THAT OUR DISCLOSURE CONTROLS AND PROCEDURES ARE NOT CURRENTLY EFFECTIVE.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were inadequate as related to our financial reporting process. Specifically, it was concluded that our policies, procedures, and practices did not provide for 1) effective oversight and review of the reconciliation of the Company’s general ledger accounts, and 2) accurate and complete financial statement disclosures and presentation in accordance with U.S. GAAP. As a result, various balance sheet reclassifications and adjustments were required prior to the issuance of the interim financial statements included within this Quarterly Report on Form 10-Q. Ineffective disclosure controls and procedures may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. We cannot assure you that we will not discover additional weaknesses in our disclosure controls and procedures or internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

Not Applicable.

Item 4 —

Removed and Reserved.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit Number	Index to Exhibits

10.1

First Amendment to Employment Agreement dated as of April 28, 2011, by and among Manhattan Bancorp, Bank of Manhattan, N.A., and Terry L. Robinson, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.(x)

10.2

Employment Agreement dated as of May 27, 2011, by and among Manhattan Bancorp, Bank of Manhattan, N.A., and Brian E. Côté, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 1, 2011.(x)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.(xx)

101.SCH	XBRL Taxonomy Extension Schema Document.(xx)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(xx)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(xx)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(xx)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(xx)

(x) Indicates management contract or compensatory plan or arrangement.

(xx) Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP

Date:	August 17, 2011	/s/ Terry L. Robinson
Terry L. Robinson
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	August 17, 2011	/s/ Brian E. Côté
Brian E. Côté
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)