Form 10-Q/A
period 2011-06-30
Manhattan Bancorp
filed 2011-09-07
CIK 1387632

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED JUNE 30, 2011

EXPLANATORY NOTE

Manhattan Bancorp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 19, 2011 (the “Original Filing”).  The purpose of this Amendment is to correct certain errors that resulted primarily from the inclusion of the Company’s non-controlling interests in the calculation of the Company’s basic and diluted loss per share and book value per common share.

For the three and six month periods ended June 30, 2011, the Company had a net loss per basic and fully-diluted share of common stock of $0.40 and $0.76, respectively, as opposed to a net loss per basic and fully-diluted share of common stock of $0.44 and $0.83, respectively, as reported in the Original Filing.  For the three month period ended June 30, 2010, the Company had a net loss per basic and fully-diluted share of common stock of $0.30, as opposed to a net loss per basic and fully-diluted share of common stock of $0.32, as reported in the Original Filing.  As of June 30, 2011, the Company’s book value per common share was $5.33, as opposed to a book value per common share of $5.31, as reported in the Original Filing. As of June 30, 2010, the Company’s book value per common share was $6.49, as opposed to a book value per common share of $6.56, as reported in the Original Filing.

In addition, while the narrative in the Original Filing accurately stated the Company’s net interest margin and non-performing loans, the Company has identified certain errors with respect to these items in the financial highlights table on page 23 of the Original Filing.  For the three and six month periods ended June 30, 2011, the Company had a net interest margin of 3.72% and 3.93%, respectively, as opposed to a net interest margin of 3.73% and 3.34%, respectively, as reported on page 23 of the Original Filing.  For the six month period ended June 30, 2010, the Company had a net interest margin of 4.39%, as opposed to a net interest margin of 3.80%, as reported on page 23 of the Original Filing.  As of June 30, 2011, the Company had non-performing loans of $2.0 million, as opposed to no non-performing loans as reported on page 23 of the Original Filing.

Except for the corrections described above, the information contained in the Original Filing is not amended hereby and shall be as set forth in the Original Filing.  This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date.  Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$1,238,840	$1,306,376	$2,510,371	$2,555,516
Interest on investment securities	207,270	336,766	397,407	636,652
Interest on federal funds sold	17,908	4,784	34,433	20,367
Interest on time deposits-other financial institutions	2,833	11,103	22,279	22,253

Total interest income	1,466,851	1,659,029	2,964,490	3,234,788

Interest expense
NOW, money market and savings	42,547	50,935	86,351	116,340
Time deposits	137,393	141,944	261,108	315,838
FHLB advances and other borrowed funds	62,961	49,832	112,236	99,132

Total interest expense	242,901	242,711	459,695	531,310

Net interest income	1,223,950	1,416,318	2,504,795	2,703,478

Provision for loan losses	(50,000)	207,506	(50,000)	577,506

Net interest income after provision for loan losses	1,273,950	1,208,812	2,554,795	2,125,972

Non-interest income
Non-bank related income	1,107,505	1,597,829	2,881,354	3,273,040
Bank-related fees	637,759	48,427	973,254	117,507
Total non-interest income	1,745,264	1,646,256	3,854,608	3,390,547

Non-interest expense
Compensation and benefits	3,276,006	2,831,023	6,813,931	5,406,168
Occupancy and equipment	242,774	265,334	656,719	538,724
Technology and communication	533,810	344,962	833,380	618,388
Professional fees	228,660	301,687	492,869	784,987
Administrative expenses	205,877	190,405	394,737	351,872
Other non-interest expenses	290,924	195,271	511,207	330,101

Total non-interest expenses	4,778,051	4,128,682	9,702,843	8,030,240

Loss before income taxes	(1,758,837)	(1,273,614)	(3,293,440)	(2,513,721)

Provision for income taxes	4,399	2,400	9,599	3,200

Net loss	$(1,763,236)	$(1,276,014)	$(3,303,039)	$(2,516,921)
Less: Net (loss) gain attributable to the non-controlling interest	(160,798)	(65,673)	(254,902)	11,415
Net loss attributable to Manhattan Bancorp	$(1,602,438)	$(1,210,341)	$(3,048,137)	$(2,528,336)

Weighted average number of shares outstanding (basic and diluted)	3,987,631	3,987,631	3,987,631	3,987,631

Basic and diluted loss per share	$(0.40)	$(0.30)	$(0.76)	$(0.63)

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Changes in Total Equity

June 30, 2011 and 2010

(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2009	3,987,631	$38,977,282	$1,566,396	$—	$(12,737,537)	$305,152	$290,910	$28,402,203
Share-based compensation expense			284,181					284,181
Unrealized loss on investment securities				9,272		9,272		9,272
Net (loss) gain				(2,528,336)	$(2,528,336)		$11,415	(2,516,921)
Total comprehensive loss				$(2,519,064)
Balance at June 30, 2010	3,987,631	$38,977,282	$1,850,577		$(15,265,873)	$314,424	$302,325	$26,178,735

Balance at December 31, 2010	3,987,631	$38,977,282	$2,162,124	$—	$(17,347,612)	$334,773	$203,466	$24,330,033
Share-based compensation expense			85,058					85,058
Unrealized gain on investment securities				80,686		80,686		80,686
Net (loss)				(3,048,137)	(3,048,137)		(254,902)	(3,303,039)
Total comprehensive loss				$(2,967,451)
Balance at June 30, 2011	3,987,631	$38,977,282	$2,247,182		$(20,395,749)	$415,459	$(51,436)	$21,192,738

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

The following table reflects unrealized losses for securities that were in a continual loss position as of June 30, 2011:

	Less than 12 Months			12 months or longer			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(unaudited)
	(in thousands)
Securities available for sale:
U.S. Government and agency securities	1	$1,493	$7	—	$—	$—	1	$1,493	$7
Mortgage-backed securities	1	69	—	—	—	—	1	69	—
Asset-backed securities	8	1,059	5	5	1,818	51	13	2,877	56
Securities held to maturity
State and municipal securities	—	—	—	—	—	—
Total impaired securities	10	$2,621	$12	5	$1,818	$51	15	$4,439	$63

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

The Bank had four non-accrual loans totaling $2.0 million as of June 30, 2011 which were comprised of three commercial loans totaling $1.9 million and one personal loan of $119 thousand. Of these, one commercial loan of $59 thousand and the personal loan of $119 thousand were considered troubled debt restructurings. Although all four of these loans were current as of June 30, 2011, specific loan allowances of $472 thousand were established. As of June 30, 2011, the Company had no loans past due 90 days or more. As of December 31, 2010, the Company had no non-accrual loans, troubled debt restructurings or loans past due 90 days or more in either interest or principal.

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

Note 9.     LOSS PER SHARE

Basic loss per share represents the loss reported to common stockholders, excluding the loss attributable to the non-controlling interest, divided by the weighted average number of common shares outstanding during the periods reported on the Consolidated Statements of Operations. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to loss that would have resulted from the assumed conversion. There were no potentially dilutive common shares outstanding for any period reported on the Consolidated Statement of Operations. The weighted average number of shares outstanding for the three month and six month periods ended June 30, 2011 and June 30, 2010 was 3,987,631.

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

Earnings and Financial Condition Overview

The Company recorded a net loss of $1.8 million for the three month period ended June 30, 2011 which, after excluding a net loss attributable to the non-controlling interest of $161 thousand, translates to a loss of $0.40 per basic and fully-diluted share of common stock. This compares with a net loss of $1.3 million for the three month period ended June 30, 2010 which, after excluding a net loss attributable to the non-controlling interest of $66 thousand, translates to a loss of $0.30 per basic and fully-diluted share of common stock.

The Company recorded a net loss of $3.3 million for the six month period ended June 30, 2011 which, after excluding a net loss attributable to the non-controlling interest of $255 thousand, translates to a loss of $0.76 per basic and fully-diluted share of common stock. This compares with a net loss of $2.5 million for the six month period ended June 30, 2010 which, after excluding a net gain attributable to the non-controlling interest of $11 thousand, translates to a loss of $0.63 per basic and fully-diluted share of common stock.

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

Shareholders’ equity totaled $21 million at June 30, 2011, representing a 12% decrease from $24 million at December 31, 2010 due to the $3.0 million loss attributable to Manhattan Bancorp for the first six months of 2011 (excluding a net loss of $255 thousand attributable to the non-controlling interest).

The following table provides selected financial data that highlights the Company’s financial performance for the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010:

	For the Three Months Ended		For the Six Months Ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
	(unaudited)
	(dollars in thousands, except for per share amounts)
Statements of Operations:
Interest income	$1,467	$1,659	$2,965	$3,235
Interest expense	243	243	460	531

Net interest income	1,224	1,416	2,505	2,704
Provision for loan losses	(50)	207	(50)	578

Net interest income after provision	1,274	1,209	2,555	2,126

Non-interest income	1,745	1,646	3,855	3,391
Non-interest expense	4,778	4,129	9,703	8,030

Net loss from operations excluding minority interest	$(1,602)	$(1,210)	$(3,048)	$(2,528)

Per Share and Other Data:
Basic and diluted loss per share	$(0.40)	$(0.30)	$(0.76)	$(0.63)

Book value per common share- period end	$5.33	$6.49	$5.33	$6.49

Weighted average shares outstanding (basic and diluted)	3,987,631	3,987,631	3,987,631	3,987,631

Balance Sheet Data:
Investments and fed funds sold	$42,386	$27,735	$42,386	$27,735
Loans, net	$84,585	$84,574	$84,585	$84,574
Assets	$138,859	$119,161	$138,859	$119,161
Deposits	$110,097	$86,706	$110,097	$86,706
Total equity	$21,193	$26,179	$21,193	$26,179

Selected Financial Ratios:
Net loss as a percentage of average assets	-4.51%	-3.74%	-4.48%	-3.82%
Net loss as a percentage of average equity	-29.13%	-18.02%	-27.10%	-18.59%
Dividend payout ratio	—	—	—	—
Equity to asset ratio	15.26%	21.97%	15.26%	21.97%
Net interest margin	3.72%	4.83%	3.93%	4.39%

Credit Quality:
Allowance for loan losses(1)	$1,833	$1,693	$1,833	$1,693
Allowance /total loans	2.26%	1.96%	2.26%	1.96%
Non-performing loans	$2,046	$—	$2,046	$—
Net (recoveries) charge-offs	$(1)	$(1)	$(6)	$87

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

The following table shows the maturities of the Bank’s time deposits as of June 30, 2011:

Amounts as of
Maturities	June 30, 2011
(unaudited)
(in thousands)
Three months or less	$16,302
Over three and through twelve months	10,253
Over twelve months	12,521
Total	$39,076

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

PART II — OTHER INFORMATION

Item 6 — Exhibits

Exhibit Number	Index to Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.(xx)

101.SCH	XBRL Taxonomy Extension Schema Document.(xx)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(xx)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(xx)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(xx)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(xx)

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

MANHATTAN BANCORP

Date:	September 7, 2011	/s/ Terry L. Robinson
Terry L. Robinson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 7, 2011	/s/ Brian E. Côté
Brian E. Côté
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)