Form 10-Q
period 2011-09-30
Manhattan Bancorp
filed 2011-11-14
CIK 1387632

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission File Number 000-54116

MANHATTAN BANCORP

(Exact name of registrant as specified in its charter)

California	20-5344927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2141 Rosecrans Avenue, Suite 1100

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

As of October 31, 2011, there were 3,987,631 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$2,459,474	$1,845,808
Federal funds sold/interest-bearing demand funds	6,822,402	37,249,872
Total cash and cash equivalents	9,281,876	39,095,680
Time deposits-other financial institutions	938,000	2,868,000
Investments securities-available for sale, at fair value	18,813,844	14,875,814
Investments securities-held to maturity	—	497,521
Loans held for sale, at fair value	20,862,543	—
Loans held for sale, at lower of cost or fair value	918,159	3,512,417
Loans held for investment	85,959,717	89,236,265
Allowance for loan losses	(1,834,258)	(1,877,133)
Net loans	84,125,459	87,359,132
Total loans, net	105,906,161	90,871,549
Property and equipment, net	4,572,633	1,259,457
Federal Home Loan Bank and Federal Reserve Bank stock	1,037,050	1,155,600
Investment in Limited Partnership Fund	2,574,508	—
Receivable from Broker	1,035,616	347,676
Accrued interest receivable and other assets	2,605,152	1,976,926
Total assets	$146,764,840	$152,948,223

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$50,880,475	$52,893,770
Interest bearing:
Demand	3,770,489	3,165,267
Savings and money market	23,529,384	28,556,155
Certificates of deposit equal to or greater than $100,000	30,835,913	33,934,109
Certificates of deposit less than $100,000	2,558,293	3,696,069
Total deposits	111,574,554	122,245,370
FHLB advances and other borrowings	13,019,648	4,500,000
Incentives payable	588,218	469,499
Accrued interest payable and other liabilities	2,228,579	1,403,321
Total liabilities	127,410,999	128,618,190

Commitments and contingencies	—	—

Stockholders’ equity
Manhattan Bancorp stockholders’ equity:
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, none in 2011 and 2010	—	—
Common stock-no par value; 30,000,000 shares authorized; issued and outstanding, 3,987,631 in 2011 and 2010	38,977,282	38,977,282
Additional paid in capital	2,293,632	2,162,124
Unrealized gain on available-for-sale securities	359,919	334,773
Accumulated deficit	(21,971,135)	(17,347,612)
Total Manhattan Bancorp stockholders’ equity	19,659,698	24,126,567
Non-controlling interest	(305,857)	203,466
Total equity	19,353,841	24,330,033
Total liabilities and stockholders’ equity	$146,764,840	$152,948,223

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$1,242,146	$1,346,256	$3,752,517	$3,901,772
Interest on investment securities	175,407	271,896	572,814	908,548
Interest on federal funds sold	13,102	9,247	47,535	29,614
Interest on time deposits-other financial institutions	6,398	16,809	28,677	39,062
Total interest income	1,437,053	1,644,208	4,401,543	4,878,996

Interest expense
NOW, money market and savings	39,614	57,597	125,965	173,937
Time deposits	117,496	134,342	378,604	450,180
FHLB advances and other borrowed funds	158,222	50,371	270,458	149,503
Total interest expense	315,332	242,310	775,027	773,620

Net interest income	1,121,721	1,401,898	3,626,516	4,105,376

Provision for loan losses	—	149,724	(50,000)	727,230

Net interest income after provision for loan losses	1,121,721	1,252,174	3,676,516	3,378,146

Non-interest income
Whole loan sales and warehouse lending fees	26,298	691,071	842,801	1,016,255
Advisory income	184,558	98,631	313,126	658,040
Riskless trading income	1,309,136	1,621,831	3,245,419	4,010,338
Other bank fees and income	171,015	68,907	311,758	186,354
Gain on rate lock commitments	172,677	—	319,529	—
Losses on forward sale commitments	(286,149)	—	(258,304)	—
Fair value adjustments on loans held for sale	555,082	—	555,082	—
Gain on sale of loans	568,156	—	1,063,310	—
Other mortgage related income	29,226	—	191,886	—
Total non-interest income	2,729,999	2,480,440	6,584,607	5,870,987

Non-interest expense
Compensation and benefits	3,608,900	3,301,571	10,422,831	8,707,739
Occupancy and equipment	415,654	279,486	1,072,373	818,210
Technology and communication	450,414	397,738	1,283,794	1,016,126
Professional fees	598,770	254,918	1,091,639	1,039,905
Impairment of subsidiary goodwill	279,391	—	279,391	—
Other non-interest expenses	314,164	362,402	1,220,108	1,044,375
Total non-interest expenses	5,667,293	4,596,115	15,370,136	12,626,355

Loss before income taxes	(1,815,573)	(863,501)	(5,109,013)	(3,377,222)

Provision for income taxes	14,234	2,972	23,833	6,172

Net loss	$(1,829,807)	$(866,473)	$(5,132,846)	$(3,383,394)
Less: Net (loss) gain attributable to the non-controlling interest	(254,421)	9,332	(509,323)	20,747
Net loss attributable to common stockholders of Manhattan Bancorp	$(1,575,386)	$(875,805)	$(4,623,523)	$(3,404,141)

Weighted average number of shares outstanding (basic and diluted)	3,987,631	3,987,631	3,987,631	3,987,631

Basic and diluted loss per share	$(0.40)	$(0.22)	$(1.16)	$(0.85)

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Changes in Total Equity

September 30, 2011 and 2010

(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Income	Interest	Equity
Balance at December 31, 2009	3,987,631	$38,977,282	$1,566,396	$—	$(12,737,537)	$305,152	$290,910	$28,402,203
Share-based compensation expense			438,400					438,400
Unrealized gain on investment securities				186,518		186,518		186,518
Net (loss) gain				(3,404,141)	$(3,404,141)		$20,747	(3,383,394)
Total comprehensive loss				$(3,217,623)
Balance at September 30, 2010	3,987,631	$38,977,282	$2,004,796		$(16,141,678)	$491,670	$311,657	$25,643,727

Balance at December 31, 2010	3,987,631	$38,977,282	$2,162,124	$—	$(17,347,612)	$334,773	$203,466	$24,330,033
Share-based compensation expense			131,508					131,508
Unrealized gain on investment securities				25,146		25,146		25,146
Net (loss)				(4,623,523)	(4,623,523)		(509,323)	(5,132,846)
Total comprehensive loss				$(4,598,377)
Balance at September 30, 2011	3,987,631	$38,977,282	$2,293,632		$(21,971,135)	$359,919	$(305,857)	$19,353,841

Note: Total comprehensive loss for the three months ended September 30, 2011 and 2010 was $1,630,926 and $698,559, respectively.

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(5,132,846)	$(3,383,394)
Loans originated or purchased for sale	(94,358,412)	—
Proceeds from sales of loans	77,708,519	—
Gain on sales of loans	(1,063,310)	—
Valuation adjustment on loans held for sale	(555,082)	—
Fair value adjustment on interest rate lock commitments	(319,529)	—
Fair value adjustment on forward sale commitments	258,304	—
Impairment of subsidiary goodwill	279,391
Net amortization of discounts and premiums on securities	(165,042)	(322,042)
Depreciation and amortization	281,026	298,888
Provision for loan losses	(50,000)	727,230
Share-based compensation	131,508	438,400
Increase in accrued interest receivable and other assets	(675,788)	(804,419)
Increase in accrued interest payable and other liabilities	685,673	1,313,131

Net cash used in operating activities	(22,975,588)	(1,732,206)

Cash flows from investing activities
Net decrease (increase) in loans	3,300,230	(3,325,375)
Allowance for loan losses - recoveries	7,125	34,191
Decrease in time deposits - other financial institutions	1,930,000	250,000
Increase in deposit for securities clearing	(600,240)	—
Proceeds from repayment and maturities of investment securities	5,151,101	9,657,783
Purchase of investments	(8,401,422)	(13,814,798)
Investment in limited partnership fund	(2,574,508)	—
Redemption of Federal Reserve and Federal Home Loan Bank stock	118,550	89,600
Purchase of premises and equipment	(3,598,236)	(166,742)

Net cash used in investing activities	(4,667,400)	(7,275,341)

Cash flows from financing activities
Net increase (decrease) in:
Demand deposits	(2,013,295)	137,799
Interest bearing demand deposits	605,222	(1,210,029)
Savings and money market deposits	(5,026,771)	13,472,385
Certificates of deposit equal to or greater than $100,000	(3,098,196)	(19,579,581)
Certificates of deposit less than $100,000	(1,137,776)	(1,582,521)
Increase (decrease) in FHLB advances and other borrowings	8,500,000	(7,500,000)

Net cash used in financing activities	(2,170,816)	(16,261,947)

Net decrease in cash and cash equivalents	(29,813,804)	(25,269,494)

Cash and cash equivalents at beginning of period	39,095,680	51,455,292

Cash and cash equivalents at end of period	$9,281,876	$26,185,798

Supplementary information:

Interest paid	$621,988	$735,794
Income taxes paid	$30,680	$3,200

The accompanying notes are an integral part of these financial statements.

MANHATTAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Note 1.           CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Manhattan Bancorp (the “Bancorp”) and its wholly-owned subsidiaries, Bank of Manhattan, N.A. (the “Bank”) and MBFS Holdings, Inc. (“MBFS”), together referred to as the “Company” have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. On October 1, 2009, the Bancorp, through its wholly-owned subsidiary MBFS, acquired a 70% interest in BOM Capital, LLC (“BOMC,” formerly Bodi Capital LLC) a mortgage-centric institutional broker-dealer. On November 30, 2010, a recapitalization and restructuring was completed whereby a newly-formed limited liability company, Manhattan Capital Markets LLC (“MCM”), acquired 100% of BOMC in a multi-step transaction. MBFS holds a 70% interest in MCM. References throughout the remainder of this Quarterly Report on Form 10-Q to MCM shall be deemed to include BOMC and MCM’s other direct and indirect subsidiaries. As this is a condensed interim presentation, certain information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In the opinion of Management, all adjustments considered necessary for a fair presentation of results for the interim periods presented have been included. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes contained in the Company’s 2010 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

Note 2.           RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements applicable to the Company were issued or became effective during the nine months ended September 30, 2011:

In January of 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-1, Receivables (Topic 31): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20. The ASU delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 until the FASB completes its deliberations on what constitutes a troubled debt restructuring. The guidance is effective for interim and annual periods concurrent with the effective date of ASU 2011-02 (described below).

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

In June of 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The ASU eliminates the option of presenting changes in other comprehensive income as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements(s) where the components of net income and the components of other comprehensive income are presented. The revisions in the presentation of comprehensive income in the financial statements are effective for all annual and interim reporting periods beginning after December 15, 2011. The revisions should be applied retrospectively. Since ASU 2011-05 affects only disclosure requirements related to comprehensive income, the adoption of this update is not expected to have a material impact on the Company’s results of operations or financial position.

Note 3.           INTEREST-EARNING ASSETS WITH OTHER FINANCIAL INSTITUTIONS

At September 30, 2011, the Company had interest-earning time deposits with other financial institutions of $938 thousand, with a weighted average yield of 0.88%, and a weighted average remaining life of approximately 4.0 months. At December 31, 2010, the Company had interest-earning time deposits with other financial institutions of $2.9 million, with a weighted average yield of 1.36%, and a weighted average remaining life of approximately 5.2 months.

Note 4.           INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of September 30, 2011, and December 31, 2010.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited) (in thousands)
September 30, 2011:
Available-for-sale securities:
U.S. government and agency securities:
Fixed rate note	$1,500	$1	$—	$1,501
Residential mortgage-backed securities	10,995	287	—	11,282
Private label mortgage-backed securities	5,959	149	(77)	6,031
Total available-for-sale securities	$18,454	$437	$(77)	$18,814

Held-to-maturity securities:
State and municipal securities	$—	$—	$—	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(audited) (in thousands)
December 31, 2010:
Available-for-sale securities:
U.S. government and agency securities:
Fixed rate note	$1,500	$—	$(51)	$1,449
Residential mortgage-backed securities	3,696	251	—	3,947
Private label mortgage-backed securities	9,345	212	(77)	9,480
Total available-for-sale securities	$14,541	$463	$(128)	$14,876

Held-to-maturity securities:
State and municipal securities	$498	$6	$—	$504

All mortgage backed securities are backed by loans secured by single family residential mortgages. All private label mortgage backed securities were rated investment grade by either Moody’s or Standard & Poor’s rating services. The fair value of all securities was derived by a nationally recognized pricing service provided through a third-party broker/dealer (Vining Sparks). At September 30, 2011, the Company did not hold the securities of any issuer, other than a government agency or government-sponsored agency, in an amount greater than 10% of shareholders’ equity.

There were no realized gains or losses during the nine months ended September 30, 2011. The change in net unrealized gain on available-for-sale securities (included in accumulated other comprehensive income) was $25 thousand for the nine month period ended September 30, 2011. Available-for-sale securities with an amortized cost of $8.8 million (fair value of $9.1 million) were pledged as collateral for Federal Home Loan Bank (“FHLB”) advances as of September 30, 2011.

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

The following table reflects unrealized losses for securities that were in a continual loss position as of September 30, 2011:

	Less than 12 Months			12 Months or longer			Total
Description of securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(unaudited) (in thousands)
Securities available for sale:
U.S. Government and agency securities
Fixed rate note	—	$—	$—	—	$—	$—	—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—	—	—	—
Private label mortgage-backed securities	9	1,663	14	6	1,789	63	15	3,452	77
Total	9	$1,663	$14	6	$1,789	$63	15	$3,452	$77

Any intra-period decline in market values was attributable to changes in market rates of interest rather than credit quality. Also, the Company has the ability and intent to hold all of its investments until the recovery of fair value, which may be at maturity. Therefore, the Company considers none of its investments to be temporarily impaired at September 30, 2011.

The amortized cost, estimated fair value and yield of debt securities at September 30, 2011 are shown in the table below.  The weighted average yields are based on the estimated effective yields at period end. The estimated effective yields are computed based on interest income at the coupon interest rate, adjusted for the amortization of premiums and accretion of discounts. Expected maturities may differ  from contractual maturities because borrowers have the right to prepay obligations.

	Available-for-Sale Securities
			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(unaudited)
	(in thousands)
Due in One Year or Less	$3,889	$3,937	3.08%
Due from One Year to Five Years	9,088	9,302	3.19%
Due from Five Years to Ten Years	1,908	1,976	3.63%
Due after Ten Years	3,569	3,599	3.99%
	$18,454	$18,814	3.37%

Note 5.           LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment are summarized as follows:

	September 30, 2011		December 31, 2010
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
	(unaudited)		(audited)
	(in thousands)
Commercial loans	$27,858	32.4%	$28,697	32.2%
Commercial real estate loans	44,358	51.6%	48,115	53.9%
Real estate - construction	2,118	2.5%	4,069	4.6%
Other loans	11,626	13.5%	8,355	9.3%
Total loans, including net loan costs	85,960	100.0%	89,236	100.0%
Allowance for loan losses	(1,834)		(1,877)
Net loans	$84,126		$87,359

The Bank had three impaired loans totaling $1.9 million as of September 30, 2011, which were comprised of two commercial loans totaling $1.8 million and one personal loan of $98 thousand. Of these, one commercial loan of $50 thousand and the personal loan of $98 thousand were considered troubled debt restructurings. The Bank restructured these loans in the second quarter of 2011 by extending repayment periods by an additional six months to one year and increased interest rates by an additional 1.5% to 2%.  Although all three impaired loans were current as of September 30, 2011, specific loan allowances of $472 thousand were established in the second quarter of 2011 and all three loans were on non-accrual status. As of September 30, 2011, the Company had no loans past due 90 days or more. As of December 31, 2010, the Company had no non-accrual loans, troubled debt restructurings or loans past due 90 days or more in either interest or principal.

The following table shows the delinquency status of the loan portfolio as of the dates indicated:

	September 30, 2011
			Greater
		30 to 59	than 60
	Current	Days	Days	Total
	(unaudited)
	(in thousands)
Commercial loans	$27,844	$14	$—	$27,858
Commercial real estate loans	44,358	—	—	44,358
Real estate - construction	2,118	—	—	2,118
Other loans	11,626	—	—	11,626
Total loans, including net loan costs	$85,946	$14	$—	$85,960

	December 31, 2010
			Greater
		30 to 59	than 60
	Current	Days	Days	Total
	(unaudited)
	(in thousands)
Commercial loans	$28,697	$—	$—	$28,697
Commercial real estate loans	48,115	—	—	48,115
Real estate - construction	2,712	1,357	—	4,069
Other loans	8,355	—	—	8,355
Total loans, including net loan costs	$87,879	$1,357	$—	$89,236

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. Based on the most recent analysis performed, the risk category of loans by loan type is as follows as of September 30, 2011:

		Special
	Pass	Mention	Substandard	Doubtful
	(unaudited)
	(in thousands)
Commercial loans	$25,161	$774	$1,873	$50
Commercial real estate	42,834	1,524	—	—
Real estate - construction	2,118	—	—	—
Other loans	11,528	—	98	—
Total Loans	$81,641	$2,298	$1,971	$50

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated:

	For the Three Months		For the Nine Months Ended
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands)

Balance at beginning of period	$1,833	$1,693	$1,877	$1,202
Provision for loan losses	—	150	(50)	727
Recoveries	1	20	8	35
	1,834	1,863	1,835	1,964
Loans charged-off	—	—	(1)	(101)

Balance at end of period	$1,834	$1,863	$1,834	$1,863

In the second quarter of 2011, the Company reallocated $50 thousand from its loan loss allowance to a contingency reserve for sold loans, which is included in other liabilities. This reserve is to provide for potential losses due to early payoffs, early payment defaults, or fraud related to loans sold to investors. The Company has incurred no losses due to early payoffs, early payment defaults, and fraud related to loans sold to investors from inception to date. In so doing, the Company recorded a $50 thousand provision for this contingency reserve and a negative loan loss provision of $50 thousand during the nine months ended September 30, 2011.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of September 30, 2011:

	General	Specific
	Allowance	Allowance	Total
	(unaudited, in thousands)
Commercial loans	$437	$452	$889
Commercial real estate	740	—	740
Real estate - construction	32	—	32
Other loans	153	20	173
Total Loans	$1,362	$472	$1,834

Note 6.           LOANS HELD FOR SALE

As of September 30, 2011, the Bank had $21.8 million in loans held for sale. Of these loans, $20.1 million were originated by the Bank and $1.7 million were purchased from other financial institutions.

Loans originated by the Bank which are held for sale are carried at fair value and typically are sold within 30 days. In the current quarter, the Bank elected to record its loans held for sale at fair value on a prospective basis for all loans originated by the Bank and held for sale as well as all loans which were both purchased and hedged.

Loans purchased from other institutions include $918 thousand in loans that are carried at the lower of cost or fair value and $771 thousand in loans that are carried at fair value. Purchased loans that are carried at fair value are hedged for purposes of managing interest rate risk. To this end, the Bank had forward sale contracts to sell all of its purchased loans carried at fair value as of September 30, 2011 to BOMC, who in turn, had forward sale contracts to sell these loans to external counterparties.

Note 7.           SHARE-BASED COMPENSATION

During the nine-month period ended September 30, 2011, the Company recorded $132 thousand of stock-based compensation expense. At September 30, 2011, unrecorded compensation expense related to non-vested stock option grants and restricted stock grants totaled $229 thousand, which is expected to be recognized as follows:

Share-Based
Compensation
Expense
(unaudited)
(in thousands)
Remainder of 2011	$42
2012	98
2013	78
2014	11
Total	$229

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

The following table summarizes the weighted average assumptions utilized for stock options granted for the period presented:

	Period Ended
	September 30,
	2011	2010
	(unaudited)
Risk-free rate	2.31%	2.34%
Expected term	6 years	6 years
Expected volatility	28.21%	28.08%
Dividend yield	0.00%	0.00%
Fair value per share	$1.46	$1.25

The following table summarizes the stock option activity under the plan for September 30, 2011:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(unaudited)
2011
Outstanding at December 31, 2010	564,491	$8.81
Granted	90,000	6.02
Exercised	—	—
Expired	—	—
Forfeited	44,814	—
Outstanding at September 30, 2011	609,677	$8.33	7.24	$—
Options exercisable at September 30, 2011	425,731	$9.13	6.53	$—
Options unvested at September 30, 2011	183,946	$6.48	8.86	$—

Note 8.           FAIR VALUE MEASUREMENTS

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

The following table summarizes the Company’s assets and liabilities which were measured at fair value on a recurring and non-recurring basis during the period, with dollars reported in thousands:

	September 30,	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Asset/Liability	2011	(level 1)	(Level 2)	(Level 3)
	(unaudited, in thousands)
Measured on a recurring basis:
Available-for-sale securities	$18,814	$—	$18,814	$—
Loans held for sale	$20,863	$—	$20,863	$—
Derivative asset for rate lock commitments	$320	$—	$320	$—
Derivative asset for forward contracts (TBAs)	$131	$131
Derivative liability for forward sale commitments	$258	$—	$258	$—

Measured on a non-recurring basis:
Impaired loans	$1,436	$—	$—	$1,436

The following is a summary description of the valuation methodologies for assets and liabilities recorded at fair value:

•                  Fair values for available-for-sale securities are provided by a third-party broker/dealer, Vining Sparks, who obtains values for all but two securities through nationally recognized pricing services, primarily Interactive Data Corporation (IDC) and, to a lesser extent, Reuters. The values for two agency securities totaling $2.6 million are based on historic cost primarily because there are limited markets for these securities. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

•                  In the current quarter, the Bank elected to record its loans held for sale at fair value on a prospective basis for all loans originated by the Bank and held for sale as well as all loans which were both purchased and hedged. The fair value of loans originated by the bank which are held for sale is based on the price of a forward sale contract for delivery of similar loans within 15 days of period end. The fair value of purchased loans held for sale is derived primarily by adjusting each loan’s purchase price for the estimated change in value arising from changes in interest rates subsequent to each loan’s purchase date. A positive valuation adjustment of $555 thousand was recorded during the third quarter and nine months ended September 30, 2011 to adjust loans held for sale to fair value.

•                  The fair value of rate lock commitments is based on the estimated future cash flows associated with each loan being locked as of period end. These future cash flows primarily consist of the anticipated price for each loan that will be paid by investors, net of each loan’s par balance, plus any anticipated loan fees that will be paid by borrowers less any loan origination expenses that will be incurred by the Bank. The net amount of these cash flows is adjusted for the estimated probability of that each loan will be funded successfully (i.e., “pull through rate”).

•                  The fair value of forward contracts (TBAs) is based on quoted prices for identical instruments as derived from Bloomberg as of the measurement date. The values of TBAs arising from BOMC’s riskless trading activity are recorded on a net basis as either a derivative asset or derivative liability.

•                  The fair value of forward sale agreements is based on the change in the price investors would pay for loans as of the date each forward sale agreement is executed compared with the estimated price investors would pay for identical loans as of period end. Also, the Bank elected to record its “best efforts” forward sale agreements at fair value during the third quarter of 2011 for all forward sale agreements that were not deemed to be derivatives but qualified for fair value accounting. The value of “best efforts” forward sale agreements is adjusted for anticipated pull through rates.

•                  For the two loans determined to be credit impaired and their projected repayment is based on anticipated cash flows excluding the liquidation of any underlying collateral, fair values are based on a discounted cash flow analysis. For the remaining loan determined to be credit impaired, fair value reflects its carrying value adjusted for the Bank’s anticipated loss exposure. Since an impairment analysis requires considerable judgment and assumptions based on a variety of factors, the carrying value of impaired loans may or may not coincide with the price a willing buyer would pay for such loans. The use of different assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts of impaired loans.

The following disclosure of the carrying amounts and estimated fair values of the Company’s financial instruments is based on available market information and appropriate valuation methodologies. Since considerable judgment is required to estimate fair values, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of September 30, 2011 and December 31, 2010. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The table below presents the carrying amounts and fair values of the Company’s financial instruments.

	September 30, 2011		Decernber 31 ,2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in thousands, unaudited)
Financial Assets:
Cash and due from banks	$2,459	$2,459	$1,846	$1,846
Federal funds sold	6,822	6,822	37,250	37,250
Time deposits - other financial institutions	938	938	2,868	2,858
Investment securities - available for sale	18,814	18,814	14,876	14,373
Investment securities - held to maturity	—	—	498	504
Loans held for sale, at fair value	20,863	20,863	—	—
Loans held for sale, at lower of cost or fair value	918	918	3,512	3,512
Loans held for investment, net	84,125	83,401	87,360	86,632
Total loans, net	105,906	105,182	90,872	90,144
Non-marketable securities	1,037	1,037	1,156	1,156
Investment in Limited Partnership Fund	2,575	2.575	—	—
Derivative asset for rate lock commitments	320	320	—	—
Derivative asset for forward contracts (TBAs)	131	131	—	—
Accrued interest receivable	325	325	419	419
Financial Liabilities
Non-interest bearing demand deposits	$50,880	$50,880	$52,894	$52,894
Interest-bearing demand deposits, savings, money market accounts	27,300	27,300	31,721	31,721
Certificates of deposits	33,394	33,518	37,630	37,544
FHLB advances and borrowings	13,020	13,342	4,500	4,492
Derivative liability for forward sale commitments	258	258	—	—
Accrued interest payable	153	153	30	30

The following are summary descriptions of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value:

•                  The carrying amounts for cash, due from banks, and federal funds sold approximate their fair values due to the overnight maturity nature of these assets.

•                  The carrying amounts for time deposits at financial institutions approximate their fair values due to the relatively short term nature of these assets which have an average maturity of four months.

•                  Fair values for available-for-sale securities are provided by a third-party broker/dealer, Vining Sparks, who obtains values for all but two securities through nationally recognized pricing services, primarily Interactive Data Corporation (IDC) and Reuters. The values for two agency securities totaling $2.6 million are based on historic cost primarily because there are limited markets for these securities.

•                  The fair value of loans originated by the bank which are held for sale and reported at fair value is based on the price of a forward sale contract for delivery of similar loans within 15 days of period end. The fair value of purchased loans held for sale and reported at fair value is derived primarily by adjusting each loan’s purchase price for the estimated change in value arising from changes in interest rates subsequent to each loan’s purchase date. The carrying values of loans held for sale and reported at the lower of cost or fair value approximate their fair values, primarily due to the variable nature of their interest rates and/or the short amount of time these loans typically remain on the Bank’s balance sheet (i.e., less than 30 days).

•                  The fair value for loans held for investment (net) is estimated by discounting their expected future cash flows using current offer rates for similar loans, adjusted by the Company’s allowance for loan losses.

•                  The carrying amounts for non-marketable securities, consisting of stock at the Federal Home Loan Bank of San Francisco (FHLB) and the Federal Reserve Bank of San Francisco, are a reasonable estimate of fair value.

•                  The carrying amount for the Bank’s investment in Limited Partnership Fund is a reasonable estimate of fair value, primarily due to short-term holding period for the underlying investments of this fund.

•                  The fair value of rate lock commitments is based on the estimated future cash flows associated with each loan being locked as of period end. These future cash flows primarily consist of the anticipated price for each loan that will be paid by investors, net of each loan’s par balance, plus any anticipated loan fees that will be paid by borrowers less any loan origination expenses that will be incurred by the Bank. The net amount of these cash flows is adjusted for the estimated probability that each loan will be funded successfully (i.e., “pull through rate”).

•                  The fair value of forward contracts (TBAs) is based on quoted prices for identical instruments as derived from Bloomberg as of the measurement date. The values of TBAs arising from BOMC’s riskless trading activity are recorded on a net basis as either a derivative asset or derivative liability.

•                  The carrying amounts for accrued interest receivable are a reasonable estimate of fair value.

•                  The disclosed fair values of demand deposits, money market accounts, and savings accounts are equal to the amounts payable on demand, or carrying amounts, at the reporting date. Since the expected life of these accounts significantly exceeds their overnight maturity, the disclosed fair values understate the premium a willing buyer likely would pay for these financial instruments. The fair values of certificates of deposit are estimated by discounting their expected future cash flows by current rates paid for deposits with similar remaining maturities.

•                  The fair values of FHLB fixed-rate term borrowings are estimated by discounting their expected future cash flows by current rates charged for borrowings with similar remaining maturities. The carrying amounts for overnight FHLB borrowings approximate their fair values due to their one-day maturity. The fair value of the Bank’s mortgage note was estimated by discounting its expected future cash flows using an estimated current rate for a similar loan. The carrying amount for the Company’s Credit Agreements is a reasonable estimate of their fair value.

•                  The fair value of forward sale agreements is based on the change in the price investors would pay for loans as of the date each forward sale agreement is executed compared with the estimated price investors would pay for identical loans as of period end. Also, the Bank elected to record its “best efforts” forward sale agreements at fair value during the third quarter of 2011 for all forward sale agreements that were not deemed to be derivatives but qualified for fair value accounting. The value of “best efforts” forward sale agreements is adjusted for anticipated pull through rates.

•                  The carrying amounts for accrued interest payable are a reasonable estimate of fair value.

The fair values of the Company’s financial instruments typically will change when market interest rates change and that change may be either favorable or unfavorable to the Company. As a result, management attempts to match the expected cash flows of the Company’s financial instruments to the extent believed necessary to maintain the risk of adverse changes in the net value of the Company’s financial instruments within acceptable levels. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Also, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Since the extent to which borrowers and depositors will respond to potential future changes in market rates is difficult to accurately forecast, management relies on myriad assumptions and utilizes considerable judgment when managing the potential risk of adverse changes in the net values of the Company’s financial instruments.

Note 9.           FHLB ADVANCES AND OTHER BORROWINGS

The Bank has a $30.3 million borrowing capacity with the FHLB which is collateralized by loans with principal balances of $38.0 million and securities with book values of $9.1 million. Advances outstanding as of September 30, 2011 totaled $7.0 million, $4.5 million of which matures on June 27, 2013 with interest payable semi-annually at 4.38%. The remaining $2.5 million matured on October 3, 2011 with interest at 0.13%.

The Bank also has a $1.1 million mortgage on a future branch location at September 30, 2011 with interest-only payments at 5%, due in full on April 5, 2021.

Bancorp has also entered into a credit agreement dated July 25, 2011 (the “Credit Agreement”) with Carpenter Fund Management Company, LLC, as administrative agent (“Agent”), and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders (the “Lenders”). The Credit Agreement provides for (i) an initial loan to Bancorp in the amount of $5 million (the “Initial Loan”), and (ii) a subsequent loan to Bancorp in the amount of $2 million (the “Optional Loan”) to be made at the sole and exclusive option of the Lenders at the written request of Bancorp given not later than November 30, 2011. Bancorp received the proceeds from the Initial Loan on July 26, 2011, and used the proceeds to make a $5 million loan to MCM.

As of July 25, 2011, Carpenter Fund Manager GP, LLC, which is the general partner of Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., beneficially owned 1,500,000 shares of the Company’s common stock, or 37.6% of the issued and outstanding shares of the Company. Carpenter Fund Manager, GP, LLC has the right to appoint one representative to the Company’s Board of Directors for so long as it beneficially owns at least 10% of the issued and outstanding shares of the Company.

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

Bancorp paid a facility fee of $100,000 upon execution of the Credit Agreement, which is being amortized over the one-year term of the agreement. Bancorp will pay an additional facility fee of $40,000 upon the issuance of a commitment by the Lenders to provide the Optional Loan or the funding of the Optional Loan, whichever occurs first.

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants applicable to Bancorp and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, acquisitions, dispositions, affiliate transactions, leases, fundamental changes, and dividends and other distributions. Bancorp is required to maintain a minimum consolidated net worth of $18 million plus the net cash proceeds of any issuance of capital stock by Bancorp after July 25, 2011, and a total tier one leverage capital ratio of 10.0%. The Bank is required to maintain total risk based capital and tier one leverage capital ratios of not less than 12.0% and 10.0%, respectively.

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

Note 10.         LOSS PER SHARE

Basic loss per share represents the loss attributable to common stockholders, which excludes the loss attributable to the non-controlling interest, divided by the weighted average number of common shares outstanding during the periods reported on the Consolidated Statements of Operations. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to loss that would have resulted from the assumed conversion. There were no potentially dilutive common shares outstanding for any period reported on the Consolidated Statement of Operations. The weighted average number of shares outstanding for the three month and nine month periods ended September 30, 2011 and September 30, 2010 was 3,987,631.

Note 11.         SEGMENT INFORMATION

The Company segregates its operations into four primary segments: mortgage banking operations (Mortgage Bank), non-mortgage banking operations (Core Bank), non-banking financial operations (MCM), and “Other,” which includes Bancorp, MBFS and eliminations between the Company’s bank and non-bank segments. The Company estimates the operating results of each segment based upon internal management systems and assumptions, which are subject to change and may not be consistent with methodologies that an external party may choose to employ. Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using operating income. Transactions among segments are made at estimated market rates.

Prior to the third quarter of 2011, the Company’s Mortgage Bank and Core Bank results were reported on a consolidated basis as Bank. Beginning in the third quarter of 2011, the assets of the Company’s Mortgage Bank exceeded 10% of the Company’s consolidated assets. Therefore, beginning with the current quarter’s Form 10Q, the Company is reporting its mortgage banking operations as a separate segment.

	As of and For the
	Three Months Ended
	September 30,			$ Change in	% Change in
	2011	2010		Contribution	Contribution
	(unaudited)
	(dollars in thousands)
Net interest income, after loan loss provision:
Core Bank	1,158	1,247		$(89)	-7%
Mortgage Bank	57	N/A	*	57	N/A *
MCM	(66)	4		(70)	-1750%
Other	(27)	1		(28)	-2800%
Total net interest income	1,122	1,252		$(130)	-10%

Non-interest income:
Core Bank	137	64		$73	114%
Mortgage Bank	1,040	N/A	*	1,040	N/A *
MCM	1,543	2,417		(874)	-36%
Other	10	(1)		11	1100%
Total non-interest income	2,730	2,480		$250	10%

Net revenue:
Core Bank	1,295	1,311		$(16)	-1%
Mortgage Bank	1,097	N/A	*	1,097	N/A *
MCM	1,477	2,422		(945)	-39%
Other	(17)	(1)		(16)	-1600%
Total net revenue	3,852	3,732		$120	3%

Segment profit (loss):
Core Bank	(511)	(382)		$(129)	-34%
Mortgage Bank	5	N/A	*	5	N/A *
MCM	(826)	34		(860)	-2529%
Other	(483)	(515)		32	6%
Total segment loss before taxes	(1,815)	(863)		$(952)	-110%

Segment assets:
Core Bank	$141,156	$132,453		$8,703	7%
Mortgage Bank	22,332	N/A	*	22,332	N/A *
Intra-company eliminations	(19,452)	N/A	*	(19,452)	N/A *
Total Bank	144,036	132,453		11,583	9%
MCM	5,304	2,864		2,440	85%
Other	(2,575)	(709)		(1,866)	-263%
Total segment assets	$146,765	$134,608		$12,157	9%

*The Company’s Mortgage Bank did not commence operations until the fourth quarter of 2010.

	As of and For the
	Nine Months Ended
	September 30,			$ Change in	% Change in
	2011	2010		Contribution	Contribution
	(unaudited)
	(dollars in thousands)
Net interest income, after loan loss provision:
Core Bank	$3,638	$3,373		$265	8%
Mortgage Bank	125	N/A	*	125	N/A *
MCM	(46)	3		(49)	-1633%
Other	(41)	2		(43)	-2150%
Total net interest income	$3,676	$3,378		$298	9%

Non-interest income:
Core Bank	$234	$182		$52	29%
Mortgage Bank	1,902	N/A	*	1,902	N/A *
MCM	4,437	5,730		(1,293)	-23%
Other	12	(41)		53	129%
Total non-interest income	$6,585	$5,871		$714	12%

Net revenue:
Core Bank	$3,873	$3,555		$318	9%
Mortgage Bank	2,026	N/A	*	2,026	N/A *
MCM	4,391	5,733		(1,342)	-23%
Other	(29)	(39)		10	26%
Total net revenue	$10,261	$9,249		$1,012	11%

Segment profit (loss):
Core Bank	$(1,901)	$(1,255)		$(646)	-51%
Mortgage Bank	(476)	N/A	*	(476)	N/A *
MCM	(1,676)	73		(1,749)	-2396%
Other	(1,056)	(2,195)		1,139	52%
Total segment profit loss before taxes	$(5,109)	$(3,377)		$(1,732)	-51%

Segment assets:
Core Bank	$141,156	$132,453		$8,703	7%
Mortgage Bank	22,332	N/A	*	22,332	N/A *
Intra-company eliminations	(19,452)	N/A	*	(19,452)	N/A *
Total Bank	144,036	132,453		11,583	9%
MCM	5,304	2,864		2,440	85%
Other	(2,575)	(709)		(1,866)	-263%
Total segment assets	$146,765	$134,608		$12,157	9%

*The Company’s Mortgage Bank did not commence operations until the fourth quarter of 2010.

Note 12.         INVESTMENT IN LIMITED PARTNERSHIP FUND

MIMS-1, L.P. was organized as a Delaware limited partnership Act on July 30, 2010 for the primary purpose of investing, reinvesting, and trading in private label and agency mortgage-backed and asset-backed securities. It commenced operations on August 20, 2010. The investment objective of MIMS-1 is to seek a high total return consisting of both current income and capital gains. The general partner of MIMS-1 is Manhattan Investment Management Services, Inc., an indirect wholly-owned subsidiary of MCM. The Bank became a limited partner of MIMS-1 on April 25, 2011 with an initial investment of $2.5 million. The initial term of the Bank’s investment, which ended  August 31, 2011,  was renewed for a one-year term and is renewable for up to two additional one-year terms if agreed to by the General Partner and a majority of the Limited Partners. The Bank owned 23% of the MIMS-1, L.P. as of September 30, 2011. The Bank earned $56 thousand and $75 thousand from its participation in this fund in the third quarter of 2011 and the nine months ended September 30, 2011, respectively.

Note 13.         DERIVATIVES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Quantitative Disclosures for Derivative Financial Instruments Used by BOMC for Trading Purposes

The notional amounts and fair values of derivative financial instruments for BOMC are as follows for the periods indicated:

	Notional Amount
	As of September 30,	As of December 31,
	2011	2010
	(unaudited, in thousands)
Mortgage-backed Securities:
Forward contracts (TBAs) Purchased	$1,446,116	$704,400
Forward contracts (TBAs) Sold	$(1,446,116)	$(704,400)
Net	$—	$—

	Fair Value
	Assets	Liabilities
	(unaudited, in thousands)
Mortgage-backed securities:
Forward contracts (TBAs) as of September 30, 2011	$5,458	$(5,327)
Forward contracts (TBAs) as of December 31, 2010	$8,016	$(7,802)

All of BOMC’s transactions in TBAs with off-balance sheet risk outstanding at September 30, 2011 and December 31, 2010 are short-term in nature with maturities of three months or less. The fair values of these derivative financial instruments are included in other assets in the net amounts of $131 thousand and $214 thousand as of September 30, 2011 and December 31, 2010, respectively. The unrealized gains are netted against unrealized losses on the Consolidated Statements of Operations.

Included in the above amounts for BOMC are forward buy contracts from the Bank of $965 thousand at a gain of $11 thousand and forward sale contracts to the Bank of $220 thousand at a loss of $1 thousand.

Financial Instruments with Off-Balance-Sheet Risk

In its mortgage division, the Bank originates loans primarily for sale to external investors. Typically, the Bank locks interest rates with borrowers prior to loan origination and simultaneously locks in a price to sell the loans to external investors. Rate lock commitments with borrowers are considered derivatives and must be valued on a fair value basis. Gains of $173 thousand and $320 thousand were recorded on interest rate lock commitments during the third quarter and nine months ended September 30, 2011. The notional amount of interest rate lock commitments outstanding as of September 30, 2011 was $26.0 million. There were no interest rate lock commitments outstanding as of December 31, 2010.

The commitment to sell a loan to investors also is considered a derivative if the commitment is made on a mandatory basis.  In the third quarter of 2011, the Bank also elected to record its “best efforts” forward sale commitments on a fair value basis, provided such commitments qualified for fair value treatment. Net losses of $286 thousand and $258 thousand were recorded on forward sale commitments during the third quarter and nine months ended September 30, 2011. The notional amount of forward sale commitments outstanding as of September 30, 2011 was $43.2 million. There were no comparable amounts recorded in 2010 as the Company had not yet commenced its efforts to originate mortgage loans for sale to investors.

Note 14.         GOODWILL

Included in other assets as of December 31, 2010 is $279 thousand in goodwill which was recorded on BOMC’s balance sheet when it was acquired by MBFS in 2009. In the third quarter of 2011, all of BOMC’s goodwill was determined to be impaired, primarily because we were unable to demonstrate that BOMC’s current market value was sufficient to support the carrying value of its goodwill under the current accounting guidance. As a result, we recorded an impairment charge related to goodwill in the amount of $279 thousand, which is included in the accompanying consolidated statement of operations.

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

General

Manhattan Bancorp, a California corporation (“Bancorp”) was incorporated in August 2006. Bancorp has one banking subsidiary, Bank of Manhattan, N.A. (the “Bank”). The Bank is a nationally-chartered banking association organized under the laws of the United States, which commenced its banking operations on August 15, 2007. Bancorp operates primarily through the Bank, and the investment in the Bank is its principal asset. The Bank is located in El Segundo, California and at September 30, 2011 had $146.8 million in assets, $84.1 million in net loans receivable, $21.8 million in loans held for sale, $18.8 million in securities, $111.6 million in deposits, and $13.0 million in borrowings.

On October 1, 2009, Bancorp, through its wholly-owned subsidiary, MBFS Holdings, Inc. (“MBFS”), acquired a 70% interest in BOM Capital, LLC (formerly Bodi Capital LLC) (“BOMC”), a mortgage-centric institutional broker-dealer. On November 30, 2010, a recapitalization and restructuring was completed whereby a newly-formed limited liability company, Manhattan Capital Markets LLC (“MCM”), acquired 100% of BOMC in a multi-step transaction. MBFS holds a 70% interest in MCM. MCM is located in Calabasas, California and at September 30, 2011 had $5.3 million in assets primarily in cash and cash equivalent balances. References throughout the remainder of this Quarterly Report on Form 10-Q to MCM shall be deemed to include BOMC and MCM’s other direct and indirect subsidiaries.

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

Earnings and Financial Condition Overview

The Company recorded a net loss of $1.8 million for the three month period ended September 30, 2011 which, after excluding a $254 thousand net loss attributable to the non-controlling interests, translates to a net loss of $1.6 million or $0.40 per basic share and fully-diluted share of common stock. This compares with a net loss of $866 thousand for the three months ended September 30, 2010 which, after excluding a net gain attributable to the non-controlling interest of $9 thousand, translates to a net loss of $876 thousand or $0.22 per basic and fully-diluted share of common stock.

The Company recorded a net loss of $5.1 million for the nine months ended September 30, 2011 which, after excluding a net loss attributable to the non-controlling interest of $509 thousand, translates to a net loss of $4.6 million or $1.16 per basic and fully diluted share of common stock. This compares with a net loss of $3.4 million for the nine months ended September 30, 2010 which, after excluding a net gain attributable to the non-controlling interest of $21 thousand, translates to a net loss of $3.4 million or $0.85 per basic and fully-diluted share of common stock.

The Company’s $1.8 million loss in the third quarter of 2011 was $963 thousand (111%) greater than its net loss in the same quarter last year. This unfavorable change was due primarily to a $1.1 million (23%) increase in non-interest expenses and, to a lesser extent, a $280 thousand (20%) decline in net interest income (“NII”). The increase in non-interest expenses was driven primarily by increased operating expenses(1) and, to a lesser extent, an impairment charge related to subsidiary goodwill.

•                  Operating expenses increased by $792 thousand (17%) in the third quarter of 2011 compared with the same quarter last year. Approximately half of this increase reflected growth in the Company’s staffing levels and infrastructure to support expansions in our mortgage banking division and, to a lesser extent, core bank. During this same period, professional fees increased by $344 thousand (135%), primarily due to outlays related to various strategic initiatives undertaken by the Company, some of which still are underway. Although there was a concurrent $1.1 million increase in additional non-interest income from our mortgage banking division and core bank, MCM’s revenues declined by $893 thousand (37%). Therefore, while the Company’s operating expenses increased by $792 thousand (17%), its total non-interest revenues increased by just $250 thousand (10%), resulting in a net unfavorable impact on earnings of $542 thousand. These unfavorable results were mitigated by a $150 thousand reduction in loan loss provision expense.

(1)  Operating expenses include all non-interest expenses except the impairment charge related to subsidiary goodwill.

•                  NII declined by $280 thousand (20%) during the third quarter of 2011 compared with the same quarter last year. Almost all (92%) of this unfavorable change was due to unfavorable changes in interest rates, primarily related to loans and borrowings, which more than offset the favorable impact of increased loan balances.

•                  All of the goodwill on BOMC’s balance sheet, which was recorded when it was acquired by MBFS in 2009, was determined to be impaired in the third quarter of 2011, primarily because we were unable to demonstrate that BOMC’s current market value was sufficient to support the carrying value of its goodwill under the current accounting guidance. As a result, we recorded an impairment charge related to goodwill in the amount of $279 thousand. This charge is not expected to impact our ongoing operations, tangible equity, or liquidity. Also, our capital ratios remain well above thresholds required for the “well capitalized” designation under generally applicable regulatory guidelines.

The Company’s $5.1 million loss for the nine months ended September 30, 2011 was $1.7 million (52%) greater than its net loss in the same period last year. This unfavorable change primarily reflected a $2.7 million (22%) increase in non-interest expenses and, to a lesser extent, a $478 thousand (12%) decline in NII. The increase in non-interest expenses was driven primarily by increased operating expenses and, to a lesser extent, an impairment charge related to subsidiary goodwill (as previously discussed).

•                  Operating expenses increased by $2.5 million (20%) during the nine months ended September 30, 2011 compared with the same period last year. This increase primarily reflected growth in the Company’s staffing levels and infrastructure to support expansions in our mortgage banking division and, to a lesser extent, core bank. Although there was a concurrent $2.0 million increase in additional non-interest income from these two business units, MCM’s revenues declined by $1.3 million (23%). Therefore, while the Company’s operating expenses increased by $2.5 million (20%), its total non-interest revenues increased by just $714 thousand (12%), resulting in a net unfavorable impact on earnings of $1.8 million. These unfavorable results were mitigated by a $777 thousand reduction in loan loss provision expense.

•                  NII declined by $478 thousand (12%) during the nine months ended September 30, 2011 compared with the same period last year. More than half (57%) of this unfavorable change was due to unfavorable changes in interest rates, primarily related to loans and investments, and the remainder was due to lower asset balances, primarily investments.

Assets as of September 30, 2011 totaled $146.8 million, down $6.2 million (4%) from December 31, 2010.  This decline was driven primarily  by a $30.4 million (82%) decrease in federal funds sold which was mitigated by a $15.0 million (17%) increase in total loans, primarily loans held for sale.

Deposits totaled $111.6 million at September 30, 2011, down $10.7 million (9%) from December 31, 2010, reflecting the reduced funding requirements of the Company.

Borrowings totaled $13.0 million as of September 30, 2011, reflecting an increase of $8.5 million (189%) compared with December 31, 2010. Of this, $5 million represented Bancorp’s borrowings pursuant to a Credit Agreement with Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (For more details, see Deposits and Borrowed Funds and Note 9 of the Notes to the Consolidated Financial Statements.) Bancorp used these proceeds to make a $5 million loan to MCM. Almost all of these funds were used by MCM to infuse capital into its various subsidiaries in order to grow business volumes and increase revenues.

Impaired loans totaled $1.9 million as of September 30, 2011, of which $148 thousand were considered troubled debt restructurings. Although all of our impaired loans were current as of September 30, 2011, specific loan allowances of $472 thousand were established and all were on non-accrual status. As of September 30, 2011, the Company’s allowance for loan losses was $1.8 million or 2.13% of gross loans outstanding (excluding loans held for sale) compared with $1.9 million or 2.10% of gross outstanding loans (excluding loans held for sale) at December 31, 2010.

Shareholders’ equity totaled $19.4 million at September 30, 2011, representing a 20% decrease from $24.3 million at December 31, 2010, primarily due to the $4.6 million loss recorded during the nine months ended September 30, 2011 (excluding a net loss of $509 thousand attributable to the non-controlling interest).

Capital ratios for the Bank continue to exceed levels required by banking regulators to be considered “well-capitalized” (the highest level specified by regulators). For example, as of September 30, 2011, the Bank’s total risk-adjusted capital ratio, tier 1 risk-adjusted capital ratio, and tier 1 capital ratio were 18.1%, 16.8%, and 13.3%, respectively, well above the regulatory requirements of 10%, 6%, and 5%, respectively, to be considered “well-capitalized.”

The following table provides selected financial data that highlights the Company’s performance for the periods indicated:

	As of and For			As of and For
	the Three Months Ended			the Nine Months Ended
	9/30/2011	6/30/2011	9/30/2010	9/30/2011	9/30/2010
	(unaudited)
	(dollars in thousands, except for per share amounts)
Statements of Operations:
Interest income	$1,437	$1,467	$1,644	$4,402	$4,879
Interest expense	315	243	242	775	774

Net interest income	1,122	1,224	1,402	3,627	4,105
Provision for loan losses	—	(50)	150	(50)	727

Net interest income after provision	1,122	1,274	1,252	3,677	3,378

Non-interest income	2,730	1,745	2,480	6,585	5,871
Non-interest expense	5,667	4,778	4,596	15,370	12,626

Net loss from operations excluding non-controlling interest	$(1,575)	$(1,602)	$(876)	$(4,624)	$(3,404)

Per Share and Other Data:
Basic and diluted loss per share	$(0.40)	$(0.40)	$(0.22)	$(1.16)	$(0.85)

Book value per common share- period end	$4.93	$5.33	$6.35

Weighted average shares outstanding (basic and diluted)	3,987,631	3,987,631	3,987,631	3,987,631	3,987,631

Balance Sheet Data:
Investments and fed funds sold	$26,574	$42,386	$46,215
Total loans held for sale	$21,781	$5,267	$—
Loans held for investment, net	$84,125	$79,318	$81,478
Assets	$146,765	$138,859	$134,608
Deposits	$111,575	$110,097	$102,158
Manhattan Bancorp equity	$19,660	$21,244	$25,332
Total equity	$19,354	$21,193	$25,644

Selected Financial Ratios:
Net loss as a percentage of average assets	-4.40%	-4.51%	-2.65%	-4.46%	-3.43%
Net loss as a percentage of average equity	-30.72%	-29.13%	-13.45%	-28.24%	-16.93%
Dividend payout ratio	—	—	—	—	—
Total equity to total asset ratio	13.19%	15.26%	19.05%	13.19%	19.05%
Net interest margin	3.45%	3.72%	4.46%	3.77%	4.41%

Credit Quality:
Allowance for loan losses(1)	$1,834	$1,833	$1,863
Allowance /total loans	2.13%	2.26%	2.24%
Non-performing loans	$1,908	$2,046	$—
Net (recoveries) charge-offs	$(1)	$(1)	$(20)	$(7)	$66

(1)   Allowance as of September 30, 2011 and June 30, 2011 includes $472 thousand in specific loan allowances associated with the Bank's non-performing loans, all of which are impaired and on non-accrual status. As of September 30, 2010, the Bank had no specific reserve for loans because there were no loans that were impaired, non-performing, or on non-accrual status.

RESULTS OF OPERATIONS

Net Interest Income

NII, a key component of the Company’s ability to generate earnings, totaled $1.1 million and $3.6 million for the third quarter and nine month period ended September 30, 2011, respectively, down $280 thousand (20%) and $478 thousand (12%) compared with the same periods in the prior year. These decreases in NII reflected unfavorable changes in the yields on our assets and funding liabilities, which more than offset favorable increases in loan balances.

NII is the difference between the income we earn on interest-bearing assets, such as loans and other interest-earning assets, and the interest we pay on deposits and borrowed funds. Net interest income is related to (i) the relative amounts of interest-earning assets and liabilities and (ii) the interest rates earned and paid on these balances. Total interest income can fluctuate based upon the mix of earning assets (e.g.,  loans and investments) and funding liabilities (e.g., demand deposits and borrowings).

The difference between interest income and interest expense is called net interest income and typically is expressed as interest rate spread (“spread”) and net interest margin (“NIM”).Spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on funding sources or liabilities. NIM represents NII as a percentage of total average interest-earning assets.

Our spread and NIM are affected by 1) changes in the yields on earning assets and funding liabilities due to changes in interest rates, and 2) changes in the amounts and mix of average interest-earning assets and funding liabilities (i.e., volume changes). Interest rates earned and paid are affected primarily by our competition, general economic conditions, and other factors beyond our control, including Federal Reserve Board policies and actions as well as governmental economic, tax, and budget initiatives.

Our spread decreased by 0.92% to 3.38% for the three months ended September 30, 2011 and by 0.57% to 3.67% for the nine months ended September 30, 2011 compared with the same periods in the prior year.

Our NIM decreased by 1.01% to 3.45% for the three months ended September 30, 2011 and by 0.64% to 3.77% for the nine month period ended September 30, 2011 compared with the same periods in the prior year.

The 0.92% and 1.01% declines in our spread and NIM, respectively, in the third quarter of 2011 are due primarily to lower loan yields which, in turn, reflected heightened competition in an unprecedented low interest rate environment. Our spread also was impacted unfavorably by a 2.38% increase in borrowing yields, due to the new borrowing under the Credit Agreement and a mortgage loan for a future branch location (see Deposits and Borrowed Funds). However, almost all of the unfavorable impact from these new borrowings was offset by a favorable reduction in the yields on interest-bearing deposits as well as a favorable increase in non-interest bearing demand deposit balances.

The 0.57% and 0.64% declines in our spread and NIM, respectively, in the nine months ended September 30, 2011 are due primarily to lower investment and loan yields, reflecting an unprecedented low interest rate environment and, relative to loans, heightened competition. However, the unfavorable change in asset yields was mitigated by a favorable 0.11% decline in the yield on funding liabilities, primarily due to a favorable reduction in the yield on interest-bearing deposits as well as a favorable increase in non-interest bearing demand deposit balances. The favorable changes in deposit costs more than offset a 1.29% increase in borrowing yields due to the new borrowing under the Credit Agreement and a mortgage loan for a future branch location (see Deposits and Borrowed Funds).

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the periods indicated:

ANALYSIS OF NET INTEREST INCOME

	Three Months Ended September 30,
	2011			2010
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(unaudited)
	(dollars in thousands)
Interest-earning assets:
Federal funds sold/ interest-bearing demand funds	$21,487	$13	0.24%	$15,712	$9	0.23%
Deposits with other financial institutions	1,797	$6	1.41%	3,742	17	1.80%
Investments	16,937	$176	4.11%	19,822	272	5.44%
Loans(1)	88,743	$1,242	5.55%	85,550	1,346	6.24%
Total interest-earning assets	128,964	$1,437	4.42%	124,826	1,644	5.23%
Non-interest-earning assets	13,148			6,294
Total assets	$142,112			$131,120

Interest-bearing liabilities:
Demand	$3,899	—	0.00%	$3,631	1	0.10%
Savings and money market	23,609	40	0.67%	26,699	57	0.85%
Certificates of deposit	33,386	117	1.40%	39,001	134	1.37%
FHLB advances and other borrowings	9,269	158	6.76%	4,500	50	4.38%
Total interest-bearing liabilities	70,163	315	1.78%	73,831	242	1.30%
Non-interest-bearing demand deposits	49,999			29,785
Total funding sources	120,162		1.04%	103,616		0.93%
Non-interest-bearing liabilities	1,611			1,669
Shareholders’ equity	20,339			25,835
Total liabilities and stockholders’ equity	$142,112			$131,120

Excess of interest-earning assets over funding sources	$8,802			$21,210
Net interest income		$1,122			$1,402
Net interest rate spread			3.38%			4.30%
Net interest margin			3.45%			4.46%

	Nine Months Ended September 30,
	2011			2010
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(unaudited)
	(dollars in thousands)
Interest-earning assets:
Federal funds sold/ interest-bearing demand funds	$27,158	$47	0.23%	$16,956	$30	0.23%
Deposits with other financial institutions	2,375	29	1.63%	3,323	39	1.57%
Investments	15,881	573	4.82%	20,938	908	5.80%
Loans(1)	83,362	3,753	6.02%	83,117	3,902	6.28%
Total interest-earning assets	128,776	4,402	4.57%	124,334	4,879	5.25%
Non-interest-earning assets	9,986			8,320
Total assets	$138,762			$132,654

Interest-bearing liabilities:
Demand	$3,379	$3	0.12%	$3,059	$3	0.11%
Savings and money market	24,701	123	0.67%	24,743	171	0.92%
Certificates of deposit	36,349	379	1.39%	41,192	450	1.46%
FHLB advances and other borrowings	6,458	270	5.59%	4,584	150	4.30%
Total interest-bearing liabilities	70,887	775	1.46%	73,578	774	1.41%
Non-interest-bearing demand deposits	44,469			28,790
Total funding sources	115,356		0.90%	102,368		1.01%
Non-interest-bearing liabilities	1,512			3,406
Shareholders’ equity	21,894			26,880
Total liabilities and stockholders’ equity	$138,762			$132,654

Excess of interest-earning assets over funding sources	$13,420			$21,966
Net interest income		$3,627			$4,105
Net interest rate spread			3.67%			4.24%
Net interest margin			3.77%			4.41%

(1)         The average balance of loans is calculated net of deferred loan fees/cost, but includes non-accrual loans, if any, with a zero yield. Loan fees net of amortized costs included in total net income were $0 and $24 thousand for the three months and nine months ended September 30, 2011, respectively, and $13 thousand and $64 thousand for the three months and nine months ended September 30, 2010.

The following volume and rate variance table sets forth the dollar differences of interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011 over 2010			September 30, 2011 over 2010
	Volume	Rate	Total	Volume	Rate	Total
	(unaudited)
	(in thousands)
Interest income:	$4	$1	$5	$17	$—	$17
Federal funds sold interest-bearing demand funds	(9)	(2)	(11)	(12)	2	(10)
Deposits with other financial institutions	(40)	(57)	(97)	(219)	(116)	(335)
Investment	50	(154)	(104)	12	(161)	(149)
Loans	5	(212)	(207)	(202)	(275)	(477)
Net decrease

Interest expense:
Interest bearing demand	—	(1)	(1)	—	—	—
Savings and money market	(7)	(11)	(18)	—	(48)	(48)
Certificates of deposit	(19)	2	(17)	(53)	(18)	(71)
FHLB advances and other borrowings	53	56	109	58	62	120
Net increase (decrease)	27	46	73	5	(4)	1
Total net decrease	$(22)	(258)	$(280)	$(207)	$(271)	$(478)

As reflected in the above tables, NII declined by $280 thousand (20%) in the third quarter of 2011 compared with the same quarter last year. Almost all (92%) of this unfavorable change was due to unfavorable changes in interest rates, primarily related to loans and, to a lesser extent, investments and borrowings. The impact of the unfavorable change in rates more than offset the favorable impact of increased loan balances.

NII declined by $478 thousand (12%) in the nine months ended September 30, 2011 compared with the same quarter last year. More than half (57%) of this unfavorable change was due to unfavorable changes in interest rates, primarily related to loans and investments, and the remainder was due primarily to lower asset balances, primarily investments.

Provision for Loan Losses

No provision for loan losses was recorded during the third quarter of 2011. During the nine months ended September 30, 2011, we reallocated $50 thousand from our loan loss allowance to a contingency reserve for sold loans, which is included in other liabilities. (This reserve is to provide for potential losses due to early payoffs, early payment defaults, or fraud related to loans sold to investors. We incurred no losses due to early payoffs, early payment defaults, or fraud related to loans sold to investors from inception to date.) In so doing, we recorded a $50 thousand provision for this contingency reserve and a negative loan loss provision of $50 thousand. In comparison, provisions for loan losses of $150 thousand and $727 thousand were recorded during the three months and nine months ended September 30, 2010, respectively.

Loan loss provisions are determined based upon the periodic credit review of the loan portfolio, consideration of past loan loss experience, current and predicted economic conditions, and other pertinent factors. For further analysis of the adequacy of the loan loss reserve, see Asset Quality and Allowance for Loan Losses.

Non-Interest Income

Non-interest income increased by $250 thousand (10%) and $714 thousand (12%) during the third quarter and nine months ended September 30, 2011, respectively, primarily due to significant increases in mortgage banking revenues which more than offset decreases in MCM’s revenues.

The following table reflects the major components of the Company’s non-interest income:

	For the Three Months Ended
	September 30,		Variance
	2011	2010	Dollars	Percent
	(unaudited)
	(dollars in thousands)
Other bank fees and income	171	67	104	155.22%
Mortgage-related fees	1,039	—	1,039	N/A
Riskless trading income	1,309	1,622	(313)	-19.30%
Whole loan sales and warehouse lending fees	26	692	(666)	-96.24%
Advisory income	185	99	86	86.87%
Total non-interest income	$2,730	$2,480	$250	10.08%

	For the Nine Months Ended
	September 30,		Variance
	2011	2010	Dollars	Percent
	(unaudited)
	(dollars in thousands)
Other bank fees and income	312	187	125	66.84%
Mortgage-related fees	1,872	—	1,872	N/A
Riskless trading income	3,245	4,010	(765)	-19.08%
Whole loan sales and warehouse lending fees	843	1,016	(173)	-17.03%
Advisory income	313	658	(345)	-52.43%
Total non-interest income	$6,585	$5,871	$714	12.16%

During the third quarter of 2011, 56% of our total non-interest income was generated by MCM, 38% was generated by our mortgage banking division, and 6% was generated by our core bank. During the nine months ended September 30, 2011, 67% of our total non-interest income was generated by MCM, 28% was generated by the Bank’s mortgage banking division, and 5% was generated by our core bank.

Revenues from MCM come from three primary sources: trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of other institutions’ bond portfolios. MCM’s revenues totaled $1.5 million for the third quarter and $4.4 million for the nine months ended September 30, 2011, down $893 thousand (37%) and $1.3 million (23%), respectively, compared with the same periods in 2010.

The unfavorable change in MCM’s revenues primarily reflects the non-recurring nature of a substantial portion of MCM’s various revenue streams which, in turn, are largely dependent on non-recurring market opportunities as they arise. For example, the primary source of income to MCM has been riskless trading income, which represented 86% of its revenues in the third quarter of 2011 and 74% of its revenues in the nine months ended September 30, 2011. Revenues from riskless trading decreased 19% in the third quarter and nine months ended September 30, 2011 due to an increase in market efficiencies which, in turn, reduced the amount of arbitrage opportunities. Also, revenues from advisory services and whole loan sales declined by $580 thousand (73%) and $518 thousand (31%) in the third quarter and nine months ended September 30, 2011, respectively, compared with similar periods last year. These unfavorable changes reflected a decline in significant one-time projects in 2011 compared with similar periods in 2010.

The decline in MCM’s revenues was more than offset by increases in mortgage banking income. Non-interest revenues from our mortgage banking division increased by $1.0 million and $1.9 million in the third quarter and nine months ended September 30, 2011, respectively. (Since our mortgage banking division commenced operations in the fourth quarter of 2010, there were no mortgage-related fees for the third quarter and nine months ended September 30, 2010.)

The following schedule summarizes loan related fees and income earned by our mortgage banking division during the third quarter and nine months ended September 30, 2011:

	Mortgage Related Fees and Income
	For the Three	For the Nine Months
	Months Ended	Ended
	September 30, 2011
	(unaudited, in thousands)

Gains on Rate Lock Commitments	$173	$320
Losses on Forward Sale Commitments	(286)	(258)
Fair Value Adjustments on Loans Held for Sale	555	555
Cash Gains (Losses) on Sale of Loans	568	1,063
Mortgage Origination Income	1	104
Mortgage Administration Fee Income	87	112
Premiums (Paid) Received for Rate Adjustments	(62)	(27)
Brokered Loan Income	3	3
Total	$1,039	$1,872

The mortgage division of the Bank originates loans primarily for sale to external investors. Cash gain on sale of loans totaled $568 thousand and $1.1 million for the third quarter and nine months ended September 30, 2011, respectively, representing 55% and 57% of the mortgage division’s total revenues for these respective time periods. Fair value adjustments and derivative income (or loss) comprised 43% of the mortgage division’s revenues in the third quarter of 2011 and 33% of its revenues in the nine month period ended September 30, 2011.

Typically, in order to mitigate interest rate risk, the Bank locks interest rates with borrowers prior to loan origination and simultaneously locks a price to sell the loans to investors. According to relevant accounting guidance, the rate lock commitment with the borrower is considered a derivative and must be valued on a fair value basis. Gains on rate lock commitments totaled $173 thousand and $320 thousand during the third quarter and nine months ended September 30, 2011.

The obligation to sell a loan to investors at a specific price in the future is a forward sale commitment. All mandatory forward sale commitments must be accounted for at fair value. In the third quarter of 2011, the Bank elected to record its “best efforts” (i.e., non-mandatory) forward sale commitments at fair value, provided such commitments qualified for fair value treatment. Losses on forward sale commitments totaled $286 thousand for the third quarter and $258 thousand for the nine months ended September 30, 2011.

In the current quarter, the Bank also elected to record its loans held for sale at fair value for all loans originated by the Bank and held for sale as well as all loans which were both purchased and hedged. Fair value adjustments totaling $555 thousand were recorded during the third quarter and nine months ended September 30, 2011.

Other bank fees and income totaled $171 thousand for the third quarter and $312 thousand for the nine months ended September 30, 2011 compared with $67 thousand and $187 thousand for the third quarter and nine months ended September 30, 2010. This increase is due primarily to higher account analysis fees and earnings on the MIMS-1 limited partnership fund.

Non-Interest Expense

Non-interest expense increased by $1.1 million (23%) and $2.7 million (22%) during the third quarter and nine months ended September 30, 2011, respectively. These increases were due primarily to increased operating expenses(2) and, to a lesser extent, an impairment charge related to subsidiary goodwill.

The following table sets forth the components of non-interest expense for the periods indicated:

	For the	For the
	Quarter Ended	Quarter Ended	Variances
	September 30, 2011	September 30, 2010	Dollars	Percentage
	(unaudited, dollars in thousands)
Compensation and benefits	$3,609	$3,302	$307	9.3%
Occupancy and equipment	416	280	136	48.6%
Technology and communication	450	398	52	13.1%
Professional fees	599	255	344	134.9%
Marketing and business development	126	87	39	44.8%
Regulatory assessments	66	79	(13)	-16.5%
Loan expenses	66	21	45	214.3%
Directors fees	—	29	(29)	-100.0%
Education and dues	19	66	(47)	-71.2%
Postage and supplies	35	29	6	20.7%
Other non-interest operating expenses	2	50	(48)	-96.0%
Total operating expenses	5,388	4,596	792	17.2%
Impairment of subsidiary goodwill	279	—	279	N/A
Total non-interest expenses	$5,667	$4,596	$1,071	23.3%

	For the	For the
	Nine Months Ended	Nine Months Ended	Variances
	September 30, 2011	September 30, 2010	Dollars	Percentage
	(unaudited, dollars in thousands)
Compensation and benefits	$10,423	$8,708	$1,715	19.7%
Occupancy and equipment	1,072	818	254	31.1%
Technology and communication	1,284	1,016	268	26.4%
Professional fees	1,092	1,040	52	5.0%
Marketing and business development	367	225	142	63.1%
Regulatory assessments	199	264	(65)	-24.6%
Loan expenses	174	27	147	544.4%
Directors fees	123	140	(17)	-12.1%
Education and dues	79	172	(93)	-54.1%
Postage and supplies	117	80	37	46.3%
Other non-interest operating expenses	161	136	25	18.4%
Total operating expenses	15,091	12,626	2,465	19.5%
Impairment of subsidiary goodwill	279	—	279	N/A
Total non-interest expenses	$15,370	$12,626	$2,744	21.7%

Four expense categories comprised 94% and 92% of the Company’s operating expenses in the third quarter and nine months ended September 30, 2011, respectively: compensation and benefits, occupancy and equipment, technology and communication, and professional fees. These four expense categories increased by $839 thousand (20%) and $2.3 million (20%) during the third quarter and nine months ended September 30, 2011, respectively. Increases in these four expense categories represented 106% and 93% of the Company’s total increase in operating expenses in the third quarter and nine months ended September 30, 2011, respectively.

(2)  Operating expenses include all non-interest expenses except the write-down of subsidiary goodwill.

Compensation and Benefits

Compensation and benefits is the largest category of the Company’s operating expenses, comprising 67% and 69% of total operating expenses during the third quarter and nine months ended September 30, 2011, respectively. During these same periods, expenses in this category grew by $307 thousand (9%) and $1.7 million (20%), respectively. These increases primarily reflected the requisite growth in the Company’s staffing levels to support expansions in our mortgage banking division and, to a lesser extent, core bank. As reflected in the table below, the Company’s mortgage banking division and core bank increased their respective staff counts by 158% and 85%, respectively, from September 30, 2010 to September 30, 2011.

The following table sets forth changes in compensation and employee count for the Company’s operating segments for the periods indicated:

	Three Months Ended		Variance
	September 30, 2011	September 30, 2010	$	%
	(unaudited, dollars in thousands)
Operating Segments
MCM	$1,525	$1,872	$(347)	-18.54%
Bancorp	122	466	(344)	-73.82%
Core Bank	1,080	964	116	12.03%
Mortgage Division	882	—	882	N/A
Total	$3,609	$3,302	$307	9.30%

	Nine Months Ended		Variance
	September 30, 2011	September 30, 2010	$	%
	(unaudited, dollars in thousands)
Operating Segments
MCM	$4,212	$4,286	$(74)	-1.73%
Bancorp	373	1,661	(1,288)	-77.54%
Core Bank	3,905	2,761	1,144	41.43%
Mortgage Division	1,933	—	1,933	N/A
Total	$10,423	$8,708	$1,715	19.69%

	End of Period		Variance
	September 30, 2011	September 30, 2010	#	%
	(unaudited)
Operating Segments (# of Employees)
MCM	27	23	4	17.39%
Bancorp	3	6	-3	-50.00%
Core Bank	37	20	17	85.00%
Mortgage Division	31	12	19	158.33%
Total	98	61	37	60.66%

Occupancy and Equipment

Occupancy and equipment costs, which totaled $416 thousand and $1.1 million in the third quarter and nine months ended September 30, 2011, respectively, comprised approximately 8% of the Company’s total operating expenses. This category of expense increased by $136 thousand (49%) and $254 thousand (31%) during the third quarter and nine months ended September 30, 2011, respectively, compared with the same periods last year. These increases primarily reflected the requisite growth in the Company’s infrastructure to support expansions in our mortgage banking division and, to a lesser extent, core bank. Subsequent to commencing operations in the fourth quarter of 2010, our mortgage banking division opened four new mortgage loan offices.

Technology and Communication

Technology and communication expenses, which totaled $450 thousand and $1.3 million in the third quarter and nine months ended 2011, respectively, comprised approximately 8% of the Company’s total operating expenses. This category of expense increased by $52 thousand (13%) and $268 thousand (26%) during the third quarter and nine months ended September 30, 2011, respectively, compared with the same periods last year. These increases primarily reflected the requisite growth in the Company’s infrastructure to support expansions in our mortgage banking division and, to a lesser extent, core bank.

Professional Fees

Professional fees, which totaled $599 thousand and $1.1 million in the third quarter and nine months ended September 30, 2011, respectively, comprised 11% and 7% of the Company’s total operating expenses during these same respective periods. This category of expense increased by $344 thousand (135%) and $52 thousand (5%) in the third quarter and nine months ended September 30, 2011, respectively, compared with the same periods in the prior year. These increases primarily reflected outlays for professional services related to various strategic initiatives undertaken by the Company, some of which are still underway.

Impairment of Subsidiary Goodwill

Included in other assets as of December 31, 2010 is $279 thousand in goodwill which was recorded on BOMC’s balance sheet when it was acquired by MBFS in 2009. In the third quarter of 2011, all of BOMC’s goodwill was determined to be impaired, primarily because we were unable to demonstrate that BOMC’s current market value was sufficient to support the carrying value of its goodwill under the current accounting guidance. As a result, we recorded an impairment charge related to goodwill in the amount of $279 thousand. This charge is not expected to impact our ongoing operations, tangible equity, or liquidity. Also, our capital ratios remain well above thresholds required for the “well capitalized” designation under generally applicable regulatory guidelines.

FINANCIAL CONDITION

Assets as of September 30, 2011 totaled $146.8 million, down $6.2 million (4%) from December 31, 2010.  This decline was driven primarily by a $30.4 million (82%) decrease in federal funds sold which was mitigated by a $15.0 million (17%) increase in total loans, primarily loans held for sale. Also, in the second quarter of 2011, the Bank invested $2.5 million in a limited partnership fund (see Note 12 in the Notes to Consolidated Financial Statements).

Deposits totaled $111.6 million at September 30, 2011, down $10.7 million (9%) from December 31, 2010, reflecting the reduced funding requirements of the Company.

Borrowings totaled $13.0 million as of September 30, 2011, reflecting an increase of $8.5 million (189%) compared with December 31, 2010. Of this, $5 million represented Bancorp’s borrowings pursuant to a Credit Agreement with Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. (For more details, see Deposits and Borrowed Funds and Note 9 of the Notes to the Consolidated Financial Statements.) Bancorp used these proceeds to make a $5 million loan to MCM. Almost all of these funds were used by MCM to infuse capital into its various subsidiaries in order to grow business volumes and increase revenues.

Impaired loans totaled $1.9 million as of September 30, 2011, of which $148 thousand were considered troubled debt restructurings. Although all of our impaired loans were current as of September 30, 2011, specific loan allowances of $472 thousand were established and all were on non-accrual status. As of September 30, 2011, the Company’s allowance for loan losses was $1.8 million or 2.13% of gross loans outstanding (excluding loans held for sale) compared with $1.9 million or 2.10% of gross outstanding loans (excluding loans held for sale) at December 31, 2010.

Shareholders’ equity totaled $19.4 million at September 30, 2011, representing a 20% decrease from $24.3 million at December 31, 2010, primarily due to the $4.6 million loss recorded during the nine months ended September 30, 2011 (excluding a net loss of $509 thousand attributable to the non-controlling interest).

Capital ratios for the Bank continue to exceed levels required by banking regulators to be considered “well-capitalized” (the highest level specified by regulators). For example, as of September 30, 2011, the Bank’s total risk-adjusted capital ratio, tier 1 risk-adjusted capital ratio, and tier 1 capital ratio were 18.1%, 16.8%, and 13.3%, respectively, well above the regulatory requirements of 10%, 6%, and 5%, respectively, to be considered “well-capitalized.”

Investments

Investment securities available for sale increased by $3.9 million during the nine months ended September 30, 2011 to $18.8 million from $14.9 million as of December 31, 2010. The investment security held to maturity at December 31, 2010 matured during the nine months ended September 30, 2011. The following schedule provides an overview of the Company’s investment portfolio based on type and carrying value as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percentage of	Amount	Percentage of
	Outstanding	Total	Outstanding	Total
	(unaudited)		(audited)
	(in thousands)
Municipal obligations	$—	0.0%	$498	3.2%

U.S. government and agency securities:
Fixed rate note	1,501	8.0%	1,449	9.4%
Mortgage-backed securities	11,282	59.9%	3,947	25.7%

Private label mortgage-backed securities	6,031	32.1%	9,480	61.7%
Total investments	$18,814	100.0%	$15,374	100.0%

The estimated weighted average life of the Company’s investment portfolio is approximately five years. Additional information regarding the composition, maturities, and yields of the security portfolio as of September 30, 2011 can be found in Note 4 of the Notes to the Consolidated Financial Statements.

Loans Held for Investment

Gross loans held for investment totaled $86.0 million as of September 30, 2011, a decrease of $3.2 million from $89.2 million at December 31, 2010. Outstanding loan balances decreased in all categories except “other” loans, which are primarily home equity line of credit loans. The largest decline in outstanding balances occurred in commercial real estate loans, primarily reflecting high levels of early pay-offs coupled with decreased production of portfolio loans.

The table below sets forth the composition of the loan portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
	(unaudited)		(audited)
	(in thousands)
Commercial loans	$27,858	32.4%	$28,697	32.2%
Commercial real estate loans	44,358	51.6%	48,115	53.9%
Real estate - construction	2,118	2.5%	4,069	4.6%
Other loans	11,626	13.5%	8,355	9.3%
Total loans, including net loan costs	85,960	100.0%	89,236	100.0%
Allowance for loan losses	(1,834)		(1,877)
Net loans	$84,126		$87,359

Of the Bank’s total loans outstanding as of September 30, 2011, 25% were due in one year or less, 23% were due in one to five years, and 52% were due after five years. As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank. Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

Loan Maturity Schedule as of September 30, 2011

	Maturing
	After Five	One to Five	Within One
	Years	Years	Year	Total
	(unaudited)
	(in thousands)

Commercial	$1,926	$8,837	$17,095	27,858
Commercial real estate	34,701	9,657	—	44,358
Real estate-construction	—	852	1,266	2,118
Other Loans	7,791	317	3,518	11,626
Total	$44,418	$19,663	$21,879	$85,960

Loans with pre-determined interest rates	$3,108	$5,499	$340	8,947
Loans with floating or adjustable rates	41,310	14,164	21,539	77,013
Total	$44,418	$19,663	$21,879	$85,960

Of the gross loans outstanding as of September 30, 2011, approximately 89.6% had adjustable interest rates. Of these, 43.5% have interest rates tied to the prime rate and are subject to changes in the rate index immediately when the prime rate is changed. The balance of adjustable rate loans is tied to other indices and subject to periodic adjustment prior to the contract maturity.

Commercial Loans

The Bank offers a variety of commercial loans, including secured and unsecured, term loans and revolving lines of credit, equipment loans and accounts receivable loans. As of September 30, 2011, approximately 96.1% of commercial loans had adjustable interest rates. Although the Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and ability to service the debt, we also rely on the liquidation of the underlying collateral as a secondary payment source, where applicable. Should the borrower default and the Bank foreclose on the assets held as collateral, we may not be able to recover the full amount of the loan.

Real Estate/Construction Loans

The Bank’s real estate loans are secured primarily by commercial properties, with a significant percentage in multi-family complexes. Approximately 83.6% of real estate loans have interest rates that are adjustable during the term of the loan. Approximately 74.7% of the real estate loans have a remaining maturity between five and ten years. As of September 30, 2011, the average original loan to value ratio was approximately 53%, with no individual loan to value ratio exceeding 79%. The weighted average debt service coverage ratio (DSCR) was 1.66. (DSCR is derived as cash available for debt servicing to principal and interest payments.)

Other Loans

The Bank offers other types of loans, which are primarily home equity lines of credit. A home equity line of credit has an adjustable interest rate and provides the borrower with a line of credit based on the appraised value of the borrower’s property at the time of origination. There were no individual home equity line of credit loans with loan to value ratios exceeding 79% as of September 30, 2011.

Loans Held for Sale

As of September 30, 2011, the Bank had $21.8 million in loans held for sale. Of these loans, $20.1 million were originated by the Bank and $1.7 million were purchased from other financial institutions. There were no loans held for sale as of September 30, 2010 and $3.5 million in loans were held for sale as of December 31, 2010. The increase in loans held for sale during 2011 reflects the increase in the Bank’s mortgage banking activity, which began in the fourth quarter of 2010.

In the current quarter, the Bank elected to record its loans held for sale at fair value on a prospective basis for all loans originated by the Bank and held for sale as well as all loans which were both purchased and hedged.

Loans originated by the Bank and held for sale typically are sold within 30 days after origination and are carried at fair value.

Loans purchased from other institutions include $918 thousand in loans that are carried at the lower of cost or fair value and $771 thousand in loans that are carried at fair value. Purchased loans that are carried at fair value are hedged for purposes of managing interest rate risk. To this end, the Bank had forward sale contracts to sell all of its purchased loans carried at fair value as of September 30, 2011 to BOMC, who in turn, had forward sale contracts to sell these loans to external counterparties.

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into and may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers. In both 2010 and 2011, these instruments had been limited to undisbursed commitments to extend credit to both businesses and individuals. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The outstanding balance was approximately $88 thousand as of September 30, 2011. Since all of these commitments were associated with loans, they were subject to the same credit underwriting policies and practices as those used for the loans reflected in the financial statements. When deemed advisable, the Bank secured an interest in collateral to support such commitments.

Commitments to extend credit are agreements to lend up to a specific amount to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses, which may require payment of a fee. Since we expect some commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future loans. Undisbursed loan commitments as of September 30, 2011 were $27.7 million, a 6% increase from $26.2 million at December 31, 2010. Management is not aware of any other off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The Bank also had off-balance sheet risk in the form of rate lock commitments and forward sale commitments as of September 30, 2011. See Note 13 in the Notes to Consolidated Financial Statements.

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

The Bank had three impaired loans totaling $1.9 million as of September 30, 2011, which were comprised of two commercial loans totaling $1.8 million and one personal loan of $98 thousand. Of these, one commercial loan of $50 thousand and the personal loan of $98 thousand were considered troubled debt restructurings. The Bank restructured these loans in the second quarter of 2011 by extending repayment periods by an additional six months to one year and increased interest rates by an additional 1.5% to 2%.   Although all three impaired loans were current as of September 30, 2011, specific loan allowances of $472 thousand were established. As of September 30, 2011, the Company had no loans past due 90 days or more, nor did it have any Other Real Estate Owned (OREO). The three impaired loans are considered non-performing assets and are on non-accrual status.

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

Deposits and Borrowed Funds

Deposits are the Bank’s primary source of funds. The following table sets forth the amount of deposits outstanding by category at September 30, 2011 and December 31, 2010, and the net changes between the two periods.

	September 30,	December 31,	Variance
(dollars in thousands)	2011	2010	Dollars	Percent
	(unaudited)	(audited)
Deposit Classifications:
Non-interest bearing deposits	$50,881	$52,894	$(2,013)	-3.81%
Interest bearing demand	3,771	3,165	606	19.15%
Savings and money market	23,529	28,556	(5,027)	-17.60%
Certificate of deposit $100,000 and over	30,836	33,934	(3,098)	-9.13%
Certificate of deposit less than $100,000	2,558	3,696	(1,138)	-30.79%
Total deposits	$111,575	$122,245	$(10,670)	-8.73%

As of September 30, 2011, 45.6% of the Company’s deposits were non-interest-bearing demand deposits, an increase from 43.3% as of December 31, 2010. The increased percentage is the result of an overall decrease in deposit balances during the nine months ended September 30, 2011.  At September 30, 2011, the Bank held no brokered funds, but held other wholesale funds in the amount of $16.0 million. At December 31, 2010, the Bank held no brokered funds, but held other wholesale funds in the amount of $18.6 million.

Most funds have been placed with the Bank by local depositors at competitive rates within the Bank’s marketing area. While the goal of the Bank is to fund credit commitments using local funding sources, it is anticipated that some of the future funding sources may include additional wholesale funding sources, including brokered deposits.

The Analysis of Net Interest Income table summarizes the distribution of the average deposit balances and the average rates paid on deposits during the comparative third quarters and nine months ended September 30, 2011 and 2010.

The following table shows the maturities of the Bank’s time deposits as of September 30, 2011:

(unaudited)
(in thousands)
Three months or less	$7,002
Over three and through twelve months	16,504
Over twelve months	9,888
Total	$33,394

At September 30, 2011, the Bank had a total line of credit with the FHLB of $30.3 million which was collateralized by loans with principal balances totaling $38.0 million and available-for-sale securities with a market value of $9.1 million. Borrowings outstanding as of September 30, 2011 were $7.0 million which were comprised of a long term borrowing of $4.5 million at a rate of 4.38%, due in 2013 and a $2.5 million overnight borrowing at a rate of 0.13%.  Borrowings outstanding from the FHLB totaled $4.5 million as of December 31, 2010.

In addition, at September 30, 2011, Bancorp had borrowings pursuant to a credit agreement dated July 25, 2011 (the “Credit Agreement”) with Carpenter Fund Management Company, LLC, as administrative agent, and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders (the “Lenders”).  The Credit Agreement provides for (i) an initial loan to Bancorp in the amount of $5 million (the “Initial Loan”), and (ii) a subsequent loan to Bancorp in the amount of $2 million (the “Optional Loan”) to be made at the sole and exclusive option of the Lenders at the written request of Bancorp given not later than November 30, 2011. Bancorp received the proceeds from the Initial Loan on July 26, 2011, and used the proceeds to make a $5 million loan to MCM.

As of July 25, 2011, Carpenter Fund Manager GP, LLC, which is the general partner of Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., beneficially owned 1,500,000 shares of the Company’s common stock, or 37.6% of the issued and outstanding shares of the Company. Carpenter Fund Manager, GP, LLC has the right to appoint one representative to the Company’s Board of Directors for so long as it beneficially owns at least 10% of the issued and outstanding shares of the Company.

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

Bancorp paid a facility fee of $100,000 upon execution of the Credit Agreement, which is being amortized over the one-year term of the agreement. Bancorp will pay an additional facility fee of $40,000 upon the issuance of a commitment by the Lenders to provide the Optional Loan or the funding of the Optional Loan, whichever occurs first.

For more information regarding the Credit Agreement and the terms of the Initial Loan and Optional Loan, see Note 9 of the Notes to the Consolidated Financial Statements.

The Bank also had a $1.1 million mortgage payable at September 30, 2011 on a future branch location with interest only payments at 5% until April 5, 2021. There was no mortgage payable outstanding as of December 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of September 30, 2011, the Company and the Bank exceeded all applicable capital adequacy requirements to be considered “well capitalized” under generally applicable regulatory guidelines.

Under the Federal Reserve Board’s guidelines, Bancorp is a “small bank holding company” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis required to be considered “well capitalized” under generally applicable regulatory guidelines as of September 30, 2011.

The following table sets forth the regulatory capital ratios for the Bank and Company as of September 30, 2011:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(unaudited)
			(in thousands)
Company
Total Capital (risk-weighted assets)	$20,723	18.3%	$9,066	8%	$11,332	10%
Tier 1 Capital (risk-weighted assets)	$19,300	17.0%	$4,533	4%	$6,799	6%
Tier 1 Capital (average assets)	$19,300	13.6%	$5,684	4%	$7,106	5%

Bank
Total Capital (risk-weighted assets)	$20,070	18.1%	$8,889	8%	$11,111	10%
Tier 1 Capital (risk-weighted assets)	$18,674	16.8%	$4,445	4%	$6,667	6%
Tier 1 Capital (average assets)	$18,674	13.3%	$5,604	4%	$7,006	5%

BOMC is subject to the SEC(3) Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. This rule also requires that the ratio of aggregate indebtedness to net capital, as defined by regulation, shall not exceed 15-to-1 and equity capital may not be withdrawn, or cash dividends paid, if the resulting net capital ratio would exceed 10-to-1.  At September 30, 2011, BOMC had net capital of $1.688 million, which was $1.588 million in excess of its required net capital of $100 thousand, and its net capital ratio was 0.34-to-1.

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

We also have liquidity as a net seller of overnight funds at a level that would be expected to cushion unexpected increases in loan demand or decreases in funds deposited. During the three month and nine month periods ended September 30, 2011, we had average federal funds and interest-earning demand funds of $21.5 million and $27.2 million, respectively, which represented 15.1% and 19.6% of our average assets for the third quarter and nine months ended September 30, 2011, respectively.

In addition to federal funds, the Company maintains a portion of its liquid assets in cash deposits with other banks and investment securities. As of September 30, 2011, liquid assets (including cash, federal funds sold, interest-bearing deposits in other financial institutions and available-for-sale investment securities that have not been pledged as collateral), as a percentage of the Company’s deposits, were 18%. As of December 31, 2010, liquid assets as a percentage of the Company’s deposits were 42%.

While liquidity has been more than adequate during 2011 and 2010, management has established and is seeking to establish secondary sources of liquidity. The Bank maintains a $3 million line of credit with one correspondent bank for the purchase of overnight federal funds. The line is subject to the availability of funds and has restrictions as to the number of days used during defined periods of time. Another source of funds is through the acceptance of “brokered deposits” which allows us to attract large certificates of deposit at potentially higher interest rates. (Brokered deposits include not only deposits acquired using deposit brokers, but also deposits bearing effective yields far above prevailing local market rates.)   The Bank had no “brokered deposits” as of September 30, 2011 or December 31, 2010.

(3)  Securities and Exchange Commission.

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

Changes in Internal Control

Other than  designing and implementing new policies and procedures for reconciling the Company’s general ledger accounts, there were no changes in the Company’s internal control over financial reporting in the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Credit Agreement dated as of July 25, 2011, by and among Manhattan Bancorp, Carpenter Fund Management Company, LLC, as administrative agent, and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 29, 2011.

10.2

Stock Pledge and Security Agreement dated as of July 25, 2011, by Manhattan Bancorp in favor of Carpenter Fund Management Company, LLC, as administrative agent, incorporated by reference to Form 8- K filed with the Securities and Exchange Commission on July 29, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.(x)

101.SCH	XBRL Taxonomy Extension Schema Document.(x)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(x)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(x)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(x)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(x)

(x)

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

MANHATTAN BANCORP

Date:	November 14, 2011	/s/ Terry L. Robinson
Terry L. Robinson
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2011	/s/ Brian E. Côté
Brian E. Côté
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)