Form 10-K
period 2011-12-31
Manhattan Bancorp
filed 2012-03-30
CIK 1387632

Use these links to rapidly review the document

TABLE OF CONTENTS1

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company) ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2011 was approximately $8,162,724.

         As of March 23, 2012, there were 3,997,631 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the 2012 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report.

Manhattan Bancorp
Annual Report on Form 10-K for the year ended December 31, 2011

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K ("Form 10-K")contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Manhattan Bancorp and its subsidiaries (collectively, the "Company") intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws. Words such as "will likely result," "aims," "anticipates," "believes," "could," "estimates," "expects," "hopes," "intends," "may," "plans," "projects," "seeks," "should," "will," and variations of these words and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements are based on the Company's current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company's actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: the impact of changes in interest rates; a continuing decline in economic conditions or the failure of economic conditions to improve; the impact of inflation; increased competition among financial service providers; the Company's ability to attract deposit and loan customers; the quality of the Company's earning assets; government regulation; risks associated with the pending merger with Professional Business Bank, including risks and uncertainties relating to the receipt of regulatory and shareholder approvals and the satisfaction of other conditions to the closing, the integration of the companies' businesses, the anticipated cost saving arising from the merger and reputational risks and the reaction of the Company's customers and employees to the proposed merger; and management's ability to manage the Company's operations. For further discussion of these and other risk factors, see "Item 1A. Risk Factors" in this Form 10-K.

        Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

ITEM 1.    BUSINESS

General

        Manhattan Bancorp is a bank holding company incorporated in California in August 2006 and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Its principal subsidiary, Bank of Manhattan, N.A. (the "Bank"), is a nationally chartered banking association organized under the laws of the United States. The Bank, which commenced its banking operations in August 2007, is located in the South Bay area of Southern California and offers relationship banking services and residential mortgages to entrepreneurs, family owned and closely-held middle market businesses, real estate investors and professional service firms. Through its wholly-owned subsidiary, MBFS Holdings, Inc. ("MBFS"), Manhattan Bancorp also indirectly owns a 70% interest in Manhattan Capital Markets LLC ("MCM"), which, either directly or through its wholly-owned subsidiaries, generates revenues primarily from trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of bond portfolios of other institutions. At December 31, 2011, the Company had consolidated total assets of $201.8 million, total net loans of $155.8 million, total deposits of $169.7 million and total stockholders' equity of $18.0 million.

        On November 21, 2011, the Company and the Bank entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") under which we have agreed, subject to the satisfaction of certain terms and conditions of the Merger Agreement, to merge Professional Business Bank, a California chartered commercial bank ("PBB") with and into the Bank in an all stock transaction, which we refer to as the "Merger." We cannot assure you that the Merger will be consummated as scheduled, or at all. See "Pending Merger" for a description of the terms of the Merger and "Item 1A. Risk Factors—Risks Related to the Merger" for a description of risks relating to the Merger.

        Unless the context requires otherwise, references in this Annual Report on Form 10-K to the "Company," "we" or "us" refers to Manhattan Bancorp and its consolidated subsidiaries; references to "Manhattan Bancorp" refer to Manhattan Bancorp on an unconsolidated basis; and references to "MCM" shall refer to Manhattan Capital Markets LLC and its direct and indirect wholly-owned subsidiaries.

Banking Activities

        The Bank promotes relationship based products and services to meet the needs of its defined customer base. It offers a full range of deposit products including non-interest bearing demand deposits and interest bearing checking accounts, savings accounts and certificates of deposit. Wire transfers, electronic bill payment, overdraft protection, and assorted retail banking services are offered to all customers, and the Bank offers cash management services to its commercial checking account customers.

        The Bank originates loans based on specific underwriting guidelines. A large portion of these loans are secured by commercial real estate. However, the Bank offers both secured and unsecured commercial term loans and lines of credit, as well as construction loans for individual residential properties. To a much lesser extent, the Bank has made home equity and other consumer loans. In October 2010, the Bank began to originate consumer residential real estate mortgage loans with the intent to sell the majority of such loans to qualified investors. The Bank has not originated, nor does it intend to originate, loans that are deemed sub-prime credits. Additionally, all residential real estate mortgage loans are full income documented and asset documented loans.

        The Bank originates warehouse lines of credit for select mortgage bankers whereby the Bank controls both the cash disbursement process through an affiliate, Manhattan Mortgage Warehouse Inc. ("MMWI"), and the collateral through a third party custodian. The Bank also takes an assignment of each underlying loan.

        The Bank offers Internet banking services, which allow customers to review their account information, issue stop payment orders, pay bills, transfer funds, order checks and inquire about credit products electronically. It also offers qualified customers the ability to process deposits through remote item capture from their place of business.

Secondary Marketing and Loan Servicing Activities

        As part of its secondary marketing activities, the Bank originates residential real estate mortgage loans with the intent to sell the majority of such loans to qualified investors. It also purchases existing funded residential real estate mortgage loans from qualified institutions with the intent to resell these loans to qualified investors. The Bank underwrites all purchased loans for credit and regulatory compliance prior to acquisition to ensure each loan is eligible for sale to government agencies or government sponsored agencies (collectively referred to as "GSEs"). The Bank uses hedging programs to manage the interest rate risk of its secondary marketing activities.

        Depending upon market pricing for mortgage servicing rights ("MSRs"),the Bank sells loans either servicing retained or servicing released. When it sells loans, it records realized gains or losses from these loans at the time of sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. When it sells loans servicing retained, it capitalizes the resulting MSRs based on its estimated fair value and records the related gain. The Bank believes that servicing loans for others can provide it with an important opportunity to offer its other financial services to borrowers, a meaningful source of additional income with minimal additional overhead costs, and an important asset/liability management tool because it provides an asset whose value tends to move opposite to changes in market interest rates. In contrast to certain other components of the Bank's balance sheet, a loan servicing portfolio normally increases in value as interest rates rise and loan prepayments decrease and declines in value as interest rates fall and loan prepayments increase.

        As part of the Bank's secondary marketing activities, it enters into forward sales commitments with qualified investors to deliver its loans at a future date, which typically is within 30 days of funding for loans originated by the Bank. Sales to GSEs typically are accomplished through a securitization transaction, which involves the receipt of a mortgage backed security from a GSE in exchange for loans that the Bank sells to that GSE. Typically, settlement of the forward sales commitment and the securitization transaction occurs on the same day, whereby the Bank does not retain the mortgage backed security. However, based on market conditions in the future, the Bank may retain the mortgage backed security for a period of time prior to selling it in the capital markets. In this event, the Bank will not record a realized gain or loss from the exchange on the date of securitization but rather when the mortgage backed security is sold. If the Bank intends to sell the mortgage backed security, it will designate the mortgage backed security as a trading security in its consolidated balance sheet with changes in fair value included in its consolidated statement of operations.

Capital Market Activities

        Manhattan Bancorp offers mortgage related advisory and broker/dealer services through its indirect subsidiary, MCM. MCM provides both fee and incentive based consulting services to banks, mortgage bankers and institutional investors.

        MCM's wholly owned subsidiary, BOM Capital, LLC, ("BOMC"), effectuates buy and sell orders from institutional investors in mortgaged backed to-be-announced securities. In order to mitigate principal risk, BOMC does not take a position in these transactions but rather arranges for simultaneous buyers and sellers for all transactions prior to executing either a buy trade or a sell trade. BOMC's transactions are deemed to be "Riskless Principal Transactions" per Federal Reserve System Regulation Y, Part 225—Subpart C—Sec. 225.28.

        MCM also provides general consulting services through its wholly owned subsidiary, Manhattan Advisory Services Inc. ("MASI"), and mortgage warehouse lending services through its wholly owned subsidiary, MMWI. MASI also provides loan trading services and incentive based investment advisory services through its wholly owned subsidiary, Manhattan Investment Management Services Inc. ("MIMS").

Geographic Market Area

        The majority of our mortgage loans are originated in Southern California, primarily in Los Angeles County and, to a lesser extent, Orange and San Diego Counties.

        Our commercial bank's business development officers use the Company's El Segundo headquarters as a hub from which they serve and solicit prospective customers from outlying areas, primarily the surrounding communities of South Bay, Westside, downtown Los Angeles, and South Los Angeles.

Competition

        The banking business in California, especially in the market areas in which we compete, is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. The industry continues to consolidate, directly affected by the more recent economic downturn, and strong, unregulated competitors continue to enter the banking markets with focused products targeted at highly profitable customer segments. Many generally unregulated competitors have been able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue.

        We compete for loans and deposits with other commercial banks, savings and loan associations, credit unions, thrift and loan companies, and other financial and non-financial institutions, including finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms.

        With respect to commercial bank competitors, our market is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services which we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits.

        In recent years, increased competition also has developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the interest rates of those products as well as the other terms on which they are offered to customers. Mergers and acquisitions by and between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws and failed bank receivership opportunities, which permit banking organizations to expand geographically.

        Technological innovation has also resulted in increased competition in the financial services market as customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer online banking, ATMs, self-service branches, and/or in-store branches.

        We believe our primary competitors for the small and medium-sized business customer are other community banks that can provide the service and responsiveness attractive to small and medium-sized business customers. In order to compete effectively, we have created a sales and service culture that combines the experience of our senior officers, which includes the extensive sales orientation of larger financial institutions, with the commitment to service and a focus on the individual needs of our clients, which is found at the best community banks. We seek to provide a level of service and decision-making responsiveness not generally offered by larger institutions while at the same time providing a level of management sophistication typically not found at local community banks.

Employees

        As of December 31, 2011, the Company had 120 employees, of which 118 were full-time and two were part-time. None of our employees are represented by a union or covered by a collective-bargaining agreement.

Client Concentrations

        Neither the Company nor either of the reportable segments has any client relationships that individually account for 10% or more of consolidated or segment revenues, respectively. The Bank monitors concentrations of funds which are provided by a single investor or from a single related source on a monthly basis to assist in its assessment of liquidity. As of December 31, 2011, there were nine relationships representing approximately 26% of all Bank deposits.

Pending Merger

        On November 21, 2011, the Company and the Bank entered into the Merger Agreement with PBB, CGB Holdings, Inc., a Delaware corporation ("CGB Holdings"), and Carpenter Fund Manager GP, LLC, a Delaware limited liability company ("Fund Manager"), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, PBB will merge with and into the Bank with the Bank continuing as the surviving institution. As of November 21, 2011, CGB Holdings beneficially owned approximately 92% of the issued and outstanding common stock of PBB, and Fund Manager, which is the general partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. (collectively, the "Funds"), beneficially owned 100% of the issued and outstanding common stock of CGB Holdings and approximately 43% of the issued and outstanding common stock of the Company.

        Under the terms of the Merger Agreement, each outstanding share of common stock of PBB (other than shares as to which statutory dissenters' rights have been exercised) will be converted into the right to receive a number of shares of common stock of the Company having an aggregate book value per share as of the last day of the month preceding the month in which the closing of the Merger occurs (the "Determination Date") equal to the book value per share of the common stock of PBB as of the Determination Date.

        The Merger Agreement contains customary representations and warranties from the Company, the Bank, PBB and CGB Holdings, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of each such party's respective business during the interim period between the execution of the Merger Agreement and the closing of the Merger, (2) the Company's and PBB's mutual obligations to facilitate their shareholders' consideration of, and voting upon, the approval of the Merger, including the preparation and filing with the Securities and Exchange Commission (the "SEC") of a joint proxy statement/prospectus relating to the shareholders meetings of the Company and PBB to approve the Merger (the "Proxy Statement") and the filing with the SEC by the Company of a registration statement on Form S-4 in which the Proxy Statement will be included as a prospectus, and (3) subject to certain exceptions, the recommendation by the board of directors of the Company in favor of the approval by its shareholders of the Merger Agreement and the transactions contemplated thereby. The Company also has agreed not to (1) solicit proposals relating to alternative business combination transactions or (2) subject to certain exceptions, enter into any discussions or any agreement concerning any proposals for alternative business combination transactions.

        Completion of the Merger is subject to certain customary conditions, including (1) approval of the Merger Agreement by the shareholders of each of the Company and PBB, (2) receipt of required regulatory approvals, and (3) the absence of any law or order prohibiting the consummation of the Merger. Each party's obligation to complete the Merger also is subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other parties, (2) performance in all material respects by the other parties of their obligations under the Merger Agreement, (3) the failure to occur of a Material Adverse Effect (as such term is defined in the Merger Agreement), and (4) receipt by both the Company and PBB of a fairness opinion by a nationally recognized investment banking firm, stating that the Exchange Ratio (as such term is defined in the Merger Agreement) is fair to the shareholders of each from a financial point of view.

        The Merger Agreement provides certain termination rights for the Company, the Bank, PBB, CGB Holdings and Fund Manager, and further provides that upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay PBB a termination fee of $300,000 and reimburse PBB for all expenses incurred by it in connection with the Merger Agreement and the transactions contemplated thereby in an amount not to exceed $450,000.

        The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 and Exhibit 2.2 hereto and incorporated by reference herein. We cannot assure you that the Merger will be consummated as scheduled, or at all. See "Item 1A. Risk Factors—Risks Related to the Merger" for a description of risks relating to the Merger.

Economic Conditions and Legislative and Regulatory Developments

        Historically, the Company's profitability, like most depository institutions, was dependent primarily on interest income, principally generated by our commercial banking business. However, as our mortgage banking business continues to grow, fee-based income is becoming an increasingly larger proportion of the Company's revenues. Both businesses are impacted significantly by market-driven interest rates. These rates are highly sensitive to many factors that are beyond the Company's control and cannot be predicted, including but not limited to inflation, recession, unemployment, federal monetary policy, and changes in domestic and foreign economic conditions.

        The Company's business is also influenced by the monetary and fiscal policies of the Federal Government and the policies of regulatory agencies. The Board of Governors of the Federal Reserve System ("FRB") implements national monetary policies through various means, including open-market operations in U.S. Government securities, adjusting the required level of reserves for depository institutions, and varying the targeted federal funds and discount rates applicable to borrowings by depository institutions. These actions influence the growth of the Company's loans, investments, deposits, and borrowings which, in turn, impact the interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact of any future changes in federal monetary and fiscal policies on the Company cannot be predicted.

        From time to time, federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In response to the recent economic downturn and ongoing instability in the financial industry, legislative and regulatory initiatives have been and will continue to be implemented which substantially intensify the regulation of the financial services industry. Moreover, especially in the current economic environment, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations. This has resulted in an increase in the issuance of new, and the continuation of existing, enforcement actions requiring financial institutions to address issues related to credit quality, liquidity and interest rate risk, and capital adequacy, as well as other safety and soundness concerns.

Supervision and Regulation

General

        The Company and its subsidiaries are extensively regulated under both federal and state law. The following discussion of key laws and regulations is a summary and does not purport to be complete nor does it address all applicable laws and regulations. This discussion is qualified in its entirety by reference to the applicable laws and regulations referred to in this discussion.

Bank Holding Company Regulation

        As a bank holding company, the Company is subject to regulation and examination by the FRB under the BHCA. Accordingly, the Company is subject to the FRB's regulations and its authority to:

  •
  Require periodic reports and such additional information as the FRB may require;

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

        Subject to prior notice or FRB approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain "financial holding company" status pursuant to the Gramm-Leach-Bliley Act of 1999 ("GLBA") may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be "financial in nature" or are incidental or complementary to activities that are financial in nature without prior FRB approval. Pursuant to GLBA and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act ("CRA"), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither the Company nor the Bank has engaged in any activities determined by the FRB to be financial in nature or incidental or complementary to activities that are financial in nature.

        It is the FRB's view that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the FRB's regulations, or both. The source of strength doctrine, now required by statute pursuant to Dodd-Frank, most directly affects bank holding companies where a bank holding company's subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank's federal regulator to take "prompt corrective action." See "Prompt Corrective Action Provisions" below.

Bank Regulation

        The Bank, as a nationally chartered bank, is subject to primary supervision, periodic examination, and regulation by the Office of the Comptroller of the Currency ("OCC"). To a lesser extent, the Bank is also subject to certain regulations promulgated by the FRB and the Federal Deposit Insurance Corporation ("FDIC"), as administrator of the Deposit Insurance Fund ("DIF"). The federal bank regulatory agencies have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution's capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the OCC, and separately the FDIC as insurer of the Bank's deposits, have authority to:

  •
  Require affirmative action to correct any conditions resulting from any violation or practice;

  •
  Restrict the Bank's ability to retain or generate deposits from wholesale sources, including brokered deposits;

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

        Dodd-Frank significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of Dodd-Frank affecting the financial industry are now either effective or are in the proposed rule or implementation stage:

  •
  The creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

  •
  Expanded FDIC authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

  •
  The establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

  •
  The requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

  •
  Enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks (the "Volcker Rule");

  •
  The termination of investments by the U.S. Treasury under the Troubled Asset Relief Program;

  •
  The elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

  •
  A permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013, for the full net amount held by depositors in non-interesting bearing transaction accounts;

  •
  Authorization for financial institutions to pay interest on business checking accounts;

  •
  Changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution's deposit base, but instead, will be its average consolidated total assets less its average tangible equity;

  •
  The elimination of remaining barriers to de novo interstate branching by banks;

  •
  Expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

  •
  The elimination of the Office of Thrift Supervision and the transfer of oversight of thrift institutions and their holding companies to the OCC or the FDIC and FRB;

  •
  Provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation beginning in 2013 for smaller reporting companies, such as the Company, (ii) executive compensation "clawback" requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (iii) enhanced independence requirements for compensation committee members, and (iv) giving the SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company's proxy statement; and

  •
  The creation of a Bureau of Consumer Financial Protection, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and which may examine and enforce its regulations on banks with more than $10 billion in assets.

        The numerous rules and regulations that have been promulgated and are yet to be promulgated and finalized under Dodd-Frank are likely to significantly impact the Company's operations and compliance costs, such as changes in FDIC assessments, the permitted payment of interest on demand deposits and projected enhanced consumer compliance requirements. More stringent capital, liquidity and leverage requirements are expected to impact the Company's business as Dodd-Frank is fully implemented. The federal agencies have issued many proposed rules pursuant to provisions of Dodd-Frank which will apply directly to larger institutions with either more than $50 billion in assets or more than $10 billion in assets, such as proposed regulations for financial institutions deemed systemically significant, proposed rules requiring capital plans and stress tests and the FRB's proposed rules to implement the Volcker Rule, as well as a final rule for the largest (over $250 billion in assets) and internationally active banks setting a new minimum risk-based capital floor. These and other requirements and policies imposed on larger institutions, such as expected countercyclical requirements for increased capital in times of economic expansion and a decrease in times of contraction, may subsequently become expected "best practices" for smaller institutions. Therefore, as a result of the changes required by Dodd-Frank, the profitability of the Company's business activities may be impacted and the Company may be required to make changes to certain of its business practices. Such developments and new standards would require the Company to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Dividends

        The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. The Bank is subject first to corporate restrictions on its ability to pay dividends. Prior OCC approval is also required for the Bank to declare a dividend if the total of all dividends (common and preferred), including the proposed dividend, declared by the Bank in any calendar year will exceed its net retained income of that year to date plus the retained net income of the preceding two calendar years. In addition, the banking agencies have the authority under their safety and soundness guidelines and prompt corrective action regulations to require their prior approval or to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Further, the Bank may not pay a dividend if it would be undercapitalized after the dividend payment is made.

        It is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. It is also FRB policy that bank holding companies should not maintain dividend levels that undermine the company's ability to be a source of strength to its banking subsidiaries. In consideration of the recent financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are strong.

        The ability of the Company and any non-bank subsidiary to pay dividends may also be limited by applicable state law. For example, the California General Corporation Law prohibits the Company from paying dividends on our common stock unless: (i) retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend the sum of the Company's assets (exclusive of goodwill and deferred charges) would equal or exceed the sum of its liabilities and aggregate preferred shareholder preferences, if any.

Capital Adequacy Requirements

        Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments discussed below. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2011, the Company's and the Bank's capital ratios exceeded the minimum percentage requirements to be deemed "well capitalized" for regulatory purposes.

        The current risk-based capital guidelines for bank holding companies and banks adopted by the federal banking agencies are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. As of December 31, 2011 and December 31, 2010, the Bank's Total Risk-Based Capital Ratio was 13.5% and 22.4% respectively, and its Tier 1 Risked-Based Capital Ratio was 12.2% and 21.2% respectively.

        Qualifying capital is classified depending on the type of capital:

  •
  "Tier 1 capital" currently includes common equity and capital received from trust preferred offerings, subject to the provisions of Dodd-Frank. Under Dodd-Frank, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, are no longer be able to include trust preferred securities as Tier 1 regulatory capital after the end of a 3-year phase-out period beginning 2013, and would need to replace any outstanding trust preferred securities issued prior to May 19, 2010 with qualifying Tier 1 regulatory capital during the phase-out period. For institutions with less than $15 billion in total consolidated assets, existing trust preferred capital will still qualify as Tier 1. Small bank holding companies with less than $500 million in assets could issue new trust preferred securities that could still qualify as Tier 1, however the market for any new trust preferred capital offerings is uncertain.

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

        The Company and the Bank also are required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3.0%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.0% minimum, for a minimum of 4.0% to 5.0%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank's particular circumstances warrant. As of December 31, 2011, the Bank's leverage capital ratio was 11.5%, and the Company's leverage capital ratio was 11.1%. Both ratios exceeded regulatory minimums as well as the threshold for "well capitalized" as defined by the regulatory agencies of both the Company and the Bank.

International Capital and Liquidity Initiatives

        The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord (referred to as "Basel I") of the International Basel Committee on Banking Supervision (the "Basel Committee"), a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. A new framework and accord, referred to as Basel II, evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements and became mandatory for large or "core" international banks outside the United States in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II was optional for others, and if adopted, must first be complied within a "parallel run" for two years along with the existing Basel I standards. The Company is not required to comply with Basel II and has not elected to apply the Basel II standards.

        The United States federal banking agencies issued a proposed rule for banking organizations that do not use the "advanced approaches" under Basel II. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. A definitive final rule has not yet been issued. The United States banking agencies indicated, however, that they would retain the minimum leverage requirement for all United States banks.

        In 2010 and 2011, the Basel Committee finalized proposed reforms on capital and liquidity, generally referred to as Basel III, to reconsider regulatory capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to the worldwide economic downturn. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a "capital conservation buffer" on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation's circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee's intention to introduce higher capital requirements on securitization and trading activities.

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

        Implementation of Basel III in the United States will require regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how United States banking regulators will define "well-capitalized" in their implementation of Basel III and to what extent and when smaller banking organizations in the United States will be subject to these regulations and guidelines. Basel III standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things:

  •
  Impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital;

  •
  Increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%;

  •
  Increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer;

  •
  Increase the minimum total capital ratio to 10.5% inclusive of the capital conservation buffer; and

  •
  Introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth.

        Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3.0%, based on a measure of total exposure rather than total assets, and new liquidity standards. The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019. United States banking regulators must also implement Basel III in conjunction with the provisions of Dodd-Frank related to increased capital and liquidity requirements. The regulations ultimately applicable to the Company may be substantially different from the Basel III final framework. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity.

Prompt Corrective Action Provisions

        The Federal Deposit Insurance Act ("FDI Act") provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution's classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio.

        A depository institution's capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank's prompt corrective action capital category is determined solely for the purpose of applying the prompt corrective action regulations and the capital category may not constitute an accurate representation of the banks' overall financial condition or prospects for other purposes. A bank will be: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

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

        The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but may not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Deposit Insurance

        The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250 thousand and all non-interest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. In November 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank prepaid its assessments based on the calculations of the projected assessments at that time.

        As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35% (from the former minimum of 1.15%) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5%) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35% by 2020; (3) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35% and 1.5%; and (4) continues the FDIC's authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDI Act continues to require that the FDIC's Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027.

        On February 7, 2011, the FDIC approved a final rule, which was effective for the quarter beginning April 1, 2011, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5%, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution, excluding debt guaranteed under the Temporary Liquidity Guarantee Program (the "TLGP"), to the extent that all such debt exceeds 3% of the other insured depository institution's Tier 1 capital.

        The Bank's FDIC insurance expense totaled $151 thousand for 2011. FDIC insurance expense includes deposit insurance assessments and Financing Corporation ("FICO") assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. Total FICO assessments for the Company totaled $13 thousand for 2011.

        The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on the Company's earnings and could have a material adverse effect on the value of, or market for, the Company's common stock.

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

Operations and Consumer Compliance Laws

        The Bank must comply with numerous federal anti-money laundering, data security, privacy and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Foreign Account Tax Compliance Act (effective 2013), the Bank Secrecy Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

        These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

        Dodd-Frank provides for the creation of the Bureau of Consumer Financial Protection as an independent entity within the FRB. This bureau is a new regulatory agency for United States banks. It has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties. The bureau's functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank's consumer transactions, and enforcing rules related to consumer financial products and services. Banks with less than $10 billion in assets, such as the Bank, will continue to be examined for compliance by their primary federal banking agency.

Securities Laws

        The Company is subject to the public reporting requirements of the Securities and Exchange Act of 1934, as amended, generally applicable to publicly held companies. Its securities are registered with the SEC under Section 12(g) of the Exchange Act, which requires the filing of periodic reports and proxy statements, as well as certain other reporting obligation.

        The Company is also subject to the accounting oversight and corporate governance requirements of Sarbanes-Oxley Act, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

Regulation of Non-bank Subsidiaries

        BOMC is subject to regulatory supervision by the Financial Industry Regulatory Authority ("FINRA") and the SEC. Further, the federal banking agencies expect banking organizations in their oversight role over functionally regulated subsidiaries, such as registered investment advisors, to assure appropriate controls are maintained that include establishing alternative sources of emergency support from the parent holding company, non-bank affiliates or external third parties, prior to seeking support from the bank; instituting effective policies and procedures for identifying potential circumstances triggering the need for financial support and the process for obtaining such support; implementing effective controls, including stress testing and compliance reviews; implementing policies and procedures to ensure compliance with disclosure and advertising requirements to clearly differentiate the investments in advised funds from obligations of the bank or insured deposits; and ensuring proper management, regulatory and financial reporting of contingent liabilities arising out of its investment advisory activities. The Company believes it has taken appropriate action to implement and audit compliance with these requirements.

        MIMS is a registered investment advisor subject to regulatory supervision by the State of California.

ITEM 1A.    RISK FACTORS

        In addition to the other information on the risks the Company faces and our management of risk contained in this Form 10-K or in our regulatory filings, the following are the most significant risks which may adversely affect our business and operations. Events or circumstances arising from one or more of these risks could adversely affect the Company's business, financial condition, operating results and prospects, and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face, and additional risk may also impair our business operations and results. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This discussion of risk factors may include forward-looking statements. For cautions about relying on such forward- looking statements, please see the initial page of this Form 10-K.

We do not have a history of profitability.

        We had net losses of $6.9 million, $4.7 million, $5.0 million, $4.4 million, and $2.2 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. The effects of the current economic downturn may continue to adversely impact our overall financial performance and results of operations. There can be no assurance that we will achieve profitability in the future.

Continued or worsening general economic or business conditions, particularly in California where our business is concentrated, could have an adverse effect on our business, results of operations and financial condition.

        Our operations, loans and the collateral securing our loan portfolio are concentrated in the State of California. Our success depends upon the business activity, population, income levels, deposits and real estate activity in this market. As a result, we may be particularly susceptible to the adverse economic conditions in California.

        Since late 2007, the United States and the State of California in particular have experienced difficult economic conditions. Weak economic conditions are characterized by, among other indicators, deflation, increased levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of those factors are generally detrimental to our business.

        In addition, our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. Adverse economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.

        While some economic trends have shown signs of improving in recent months, we cannot be certain that market and economic conditions will substantially improve in the near future. Recent and ongoing events at the state, national and international levels continue to create uncertainty in the economy and financial markets and could adversely impact economic conditions in our market area. A worsening of these conditions would likely exacerbate the adverse effects of the recent market and economic conditions on us and our customers. As a result, we may experience additional increases in foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds. Any such negative events may have an adverse effect on our business, financial condition, results of operations and stock price. Moreover, because of our geographic concentration, we are less able to diversify our credit risks across multiple markets to the same extent as regional or national financial institutions.

Poor economic conditions in the Southern California real estate market may cause us to suffer higher default rates on our loans and decreased value of the assets we hold as collateral.

        The majority of our assets and deposits were generated in Southern California. At December 31, 2011, approximately half of our commercial loans and the majority of our mortgage loans held for sale were secured by real property in Southern California. During 2011, the real estate market in Southern California continued to deteriorate, as evidenced by declining prices, reduced transaction volume, and increased foreclosure rates. This deterioration may result in an increase in the level of our nonperforming loans, particularly commercial real estate loans. When real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, we may experience greater charge-offs and, similarly, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and, as a result, we are more likely to suffer losses on defaulted loans. If this real estate trend in our market areas continues or worsens, the result could be reduced income, increased expenses, and less cash available for lending and other activities, which could have a material and adverse effect on our financial condition and results of operations.

We may suffer losses in our loan portfolio despite strict adherence to underwriting practices.

        We attempt to mitigate the risks inherent in extending credit by adhering to specific underwriting practices, managed by credit professionals. These practices include analysis of a borrower's prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we fund, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank's allowance for loan losses. If our underwriting practices prove to be ineffective, we may incur losses in our loan portfolio, which could have a material and adverse effect on our financial condition and results of operations.

        Bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. A review of a portion of our loans was completed in the third quarter of 2011 by a third party loan review, where all recommendations were implemented. While we believe that our allowance for loan losses is adequate to cover potential losses, we cannot guarantee that future increases to the allowance for loan losses may not be required by regulators or other third party loan review or financial audits. Any of these occurrences could materially and adversely affect our financial condition and results of operations.

We could be at a disadvantage when competing for deposits and loans with larger institutions that have larger lending limits and established customer contacts.

        Within the Los Angeles metropolitan area, we face intense competition for loans, deposits, and other financial products and services. Increased competition within our pricing market may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors.

        Many competitors offer the types of loans and banking services that we offer. These competitors include national banks, regional banks and other independent banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, mortgage banks and other financial intermediaries. In particular, our competitors include financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. These institutions may be able to offer the same loan products and services we offer at more competitive rates and prices.

        If we are unable to attract and retain banking customers, we may be unable to maintain our loan portfolio and deposit levels, and our financial condition and results of operations may be materially and adversely affected.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

        Competition for qualified employees in the banking industry is intense, and there are limited numbers of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and business development, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our progress towards profitability had been and continues to be highly dependent upon the abilities of key executives and certain other employees. There have been several changes in key executive positions since our inception and there is no guarantee that other changes may not occur. If we fail to attract and retain the necessary personnel, our financial condition and results of operations may be materially and adversely affected.

We face limits on our ability to lend and the limitation may increase.

        Our legal lending limit as of December 31, 2011 was approximately $2.9 million. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. Our lending limit affects our ability to seek relationships with the area's larger and more established businesses. We cannot be assured of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease, which could have a material and adverse effect on our financial condition and results of operations.

Interest rate fluctuations and other conditions which are out of our control could harm profitability.

        Our net interest income before provision for loan losses and net income depends to a great extent on "rate differentials," which is the difference between the income we receive from our loans, securities and other earning assets, and the interest expense we pay on our deposits and other liabilities. These rates will be highly sensitive to many factors which will be beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, it will also affect our ability to originate loans and obtain deposits and our costs in doing so. It is impossible to predict the nature or extent of the effect on our operations of monetary policy changes or other economic trends over which we have no control, such as unemployment and inflation. In addition, factors like natural resource prices, international conflicts and terrorist attacks and other factors beyond our control may adversely affect our business. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our financial condition and results of operations, could be materially and adversely affected. Similarly, our financial condition and results of operations could be materially and adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

Our mortgage banking activities generate a significant portion of our non-interest income.

        A significant portion of our business involves originating residential mortgage loans through our mortgage banking business, which accounted for approximately 34% and 2% of our noninterest income for the years ended December 31, 2011 and 2010, respectively. Real estate loan origination activity, including mortgage loan refinancings, is generally greater during periods of low or declining interest rates. Adverse changes in market or competitive conditions could have an adverse impact on our earnings through lower origination volumes.

We face interest rate risk on our portfolio of loans held for sale.

        We are exposed to interest rate risk in our pipeline of mortgage loans for which we have committed to fund the loans at a specified interest rate before the loans have been approved and funded. We also are exposed to interest rate risk from our portfolio of funded mortgage loans pending sales to investors. We have managed this risk through hedging strategies that involve forward sale agreements that do not require the mandatory delivery of loans to private investors (i.e., investors other than the Federal Government or GSEs). However, our hedging strategy has been placing increasingly greater reliance on derivatives in the form of forward sale agreements that require mandatory delivery of loans to private investors and mortgage-backed securities. As our mortgage loan volumes continue to increase, we may also use other derivative instruments for hedging purposes, including the forward sales of U.S. Treasury securities. We engage an affiliate, MCM, as an experienced third party to assist us in managing our hedging activities and sales strategy.

        We expect these derivative financial instruments to experience changes in fair value that substantially offset the changes in the fair values of our mortgage loan commitments and funded mortgage loans held for sale. However, the use of derivative forward sales agreements for hedging purposes involves greater risk than selling loans through forward sales agreements that do not have mandatory delivery requirements. The use of derivative forward sales agreements for hedging purposes requires management to estimate the expected "fallout" rate of our mortgage loan pipeline, which is the percentage of loans in our pipeline with committed rates that will not be funded.

        Our hedging activities may not be fully effective in mitigating interest rate risk due to variances between changes in the fair value of our derivative hedges and the fair value of our loan commitments and funded loans. Our hedging activities also may be ineffective due to variances between expected and actual fallout rates. These variances may arise from changes in market conditions, including changes in either borrower demand for loan products or the borrowing rates of our competitors.

        The ineffectiveness of our hedging strategy may result in higher volatility in our profits arising from the sale of mortgage loans originated for sale.

We face credit risk related to our residential mortgage production activities.

        We face credit risk related to our residential mortgage production activities due to the failure of a borrower or an institution to honor its contractual obligations to us. We manage mortgage credit risk from borrowers principally by maintaining prudent credit underwriting standards and selling substantially all of the mortgage loans that we produce, thereby significantly mitigating credit recourse to us. The period of time between funding a mortgage loan and selling it to an investor typically ranges from 15 to 45 days.

        We also limit our risk of loss on mortgage loan sales by establishing limits on the maximum amount of activity with a single investor and by entering into contractual relationships with only those financial institutions that are approved by various management and Board committees.

An increase in interest rates may reduce our mortgage revenues, which would negatively impact our non-interest income.

        Our mortgage banking business provides a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of mortgage loans to investors. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

Secondary mortgage market conditions could have a material impact on our financial condition and results of operations.

        In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for those loans. These conditions may fluctuate or even worsen in the future. We believe our ability to retain fixed-rate residential mortgage loans is limited. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse effect on our financial condition and results of operation.

If we are required to repurchase mortgage loans that we have previously sold, it would negatively affect our earnings.

        One of our primary business operations is our mortgage banking business, under which we sell residential mortgage loans in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans. We may be required to repurchase mortgage loans that we have sold in cases of breaches of these representations and warranties. If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our expenses and adversely affect our future earnings.

        Any loans we are required to repurchase may be considered impaired loans, with the potential for charge-offs and loan loss provision expenses.

        There may be certain loans in our portfolio that were originated for sale, but for various reasons, are unable to be sold. These loans are transferred to our loan portfolio at the lower of historic cost or fair value, with any deterioration in value charged off.

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

        Liquidity is an essential component of our business. An inability to raise funds at reasonable costs, whether through deposits, borrowings, the sale of loans, or other sources, may have a material and adverse effect on our liquidity, financial condition, and results of operation. Lack of access to funding sources may at times affect our entire industry or may specially relate to us, such as a result of adverse regulatory actions against us, or a deterioration of the confidence of customers and potential customers in our ability to meet their financial needs.

        We monitor concentrations of funds which are provided by a single related source on a monthly basis to assist in our assessment of liquidity. As of December 31, 2011, there were nine relationships representing approximately 26% of our total deposits (excluding brokered deposits).

        Our reliance on wholesale deposits has increased significantly due to the growth in our mortgage banking business. Wholesale deposits are sourced from other financial institutions, deposit brokers, and the Certificate of Deposit Account Registry Service. At December 31, 2011, we had $56.3 million in wholesale deposits, representing 33% of our total deposits. Our ability to retain existing, or generate new, wholesale deposits may be impaired by adverse changes in interest rates, market competition, bank regulations, or our financial performance.

We are subject to extensive regulation.

        The financial services industry is extensively regulated. The Bank is subject to extensive regulation, supervision and examination by the OCC and the FDIC. As a bank holding company, the Company is subject to regulation and oversight by the FRB. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation in the form of Dodd-Frank. Dodd-Frank will have material implications for the Company and the entire financial services industry. Among other things it will or potentially could:

  •
  Affect the levels of capital and liquidity with which we must operate and how we plan capital and liquidity levels;

  •
  Subject us to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

  •
  Impact our ability to invest in certain types of entities or engage in certain activities;

  •
  Restrict the nature of our incentive compensation programs for executive officers;

  •
  Subject us to a new Consumer Financial Protection Bureau, with very broad rule-making and enforcement authorities; and

  •
  Subject us to new and different litigation and regulatory enforcement risks.

        The full impact of this legislation on the Company and its business strategies and financial performance cannot be known at this time, and may not be known for a number of years. However, these impacts are expected to be substantial and some of them are likely to adversely affect the Company and its financial performance. Other regulations affecting banks and other financial institutions, such as Dodd-Frank, are undergoing continuous review and change frequently; the ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. There can be no assurance that proposed laws, rules and regulations will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise materially and adversely affect our business or prospects for business.

The price of the our common stock may be volatile or may decline.

        The trading price of our common stock may fluctuate significantly as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect stock price are:

  •
  Actual or anticipated quarterly fluctuations in our operating results and financial condition;

  •
  Changes in financial estimates or publication of research reports and recommendations by financial analysts with respect to our common stock or those of other financial institutions;

  •
  Failure to meet analysts' loan and deposit volume, revenue, asset quality or earnings expectations;

  •
  Speculation in the press or investment community generally or relating to our reputation or the financial services industry;

  •
  Actions by our shareholders, including sales of common stock by existing shareholders and/or directors and executive officers;

  •
  Fluctuations in the stock price and operating results of our competitors;

  •
  Future sales of our equity or equity-related securities;

  •
  Proposed or adopted regulatory changes or developments;

  •
  Investigations, proceedings, or litigation that involve or affect the Company;

  •
  The performance of the national and California economy and the real estate markets in California; or

  •
  General market conditions and, in particular, developments related to market conditions for the financial services industry.

The trading volume of our common stock is limited.

        Our common stock is quoted on the Over the Counter Bulletin Board under the symbol "MNHN.OB" and trading volume is modest. The limited trading market for our common stock may lead to exaggerated fluctuations in market prices and possible market inefficiencies, as compared to a more actively traded stock. It may also make it more difficult to dispose of such common stock at expected prices, especially for holders seeking to dispose of a large number of such stock.

We may not have the ability to attract capital necessary to maintain regulatory ratios and fund growth.

        We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate. Our ability to raise additional capital, if needed, will depend on several things, especially conditions in the capital markets at that time, which are outside of our control, as well our financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funds and limit our access to some customary sources of capital.

        We cannot provide assurances that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank, or counterparties participating in the capital markets may adversely affect our capital costs, ability to raise capital, and liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital which, in turn, would require us to compete with myriad institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our financial condition and results of operations.

Our common stock is equity and therefore is subordinate to our indebtedness and any preferred stock.

        Shares of our common stock are equity interests in the Company, do not constitute indebtedness, and, therefore, are not insured against loss by the FDIC or by any other public or private entity. Such common stock will rank junior to all indebtedness and other non-equity claims on the Company with respect to assets available to satisfy claims on the Company, including in a liquidation of the Company. Additionally, holders of such common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock then outstanding.

We may issue securities that could dilute the ownership of our existing shareholders and may adversely affect the market price of our common stock.

        We may elect to raise capital in the future to enhance our capital levels, improve our capital ratios, provide capital for acquisitions, increase liquidity available for operations and other opportunities, or for other reasons. If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our existing shareholders will be reduced, the new equity securities may have rights, preferences and privileges superior to those of our common stock and additional issuances could be at a purchase price that is lower than the available market price for our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of common stock, preferred stock or similar securities in the market or the perception that such sales could occur. We may also issue equity securities as consideration for acquisitions that could be dilutive to existing shareholders.

RISKS RELATED TO THE MERGER

The number of shares of our common stock to be received by PBB shareholders in the Merger is not fixed and will fluctuate based on changes in the book value of the common stock of the Company and PBB.

        The Merger Agreement provides that, at the completion of the Merger, each share of PBB common stock outstanding immediately before the Merger (other than shares as to which statutory dissenters' appraisal rights have been exercised) will be converted into the right to receive a number of shares of our common stock having an aggregate book value per share as of the last day of the month preceding the month in which the closing of the Merger occurs, equal to the book value per share of PBB common stock as of the same date, in each case subject to adjustment and calculated in accordance with the Merger Agreement. This exchange ratio will therefore be adjusted for changes in the book value of either the Company or PBB, whether such changes in value result from an improvement or decline in the financial condition or operating results of either company, general market and economic conditions, regulatory considerations, the timing of the Merger or other factors. Changes in the book value of the Company or PBB prior to the closing of the Merger will therefore affect the value that we will pay, through the issuance of our common stock, and that PBB shareholders will receive in the Merger. Neither the Company nor PBB is permitted to terminate the Merger Agreement or re-solicit the vote of our respective shareholders solely because of changes in our respective book values. However, either party may terminate the Merger

Agreement as a result of the occurrence of certain events that may also result in a decline in the book value of the other.

Consummation of the Merger will cause an immediate reduction in our shareholders' voting interests in us.

        Our shareholders, other than the Funds, currently control approximately 57% of the outstanding shares of our common stock. After the Merger occurs, former shareholders of PBB, including the Funds, will beneficially own a majority of the issued and outstanding shares of our common stock. In addition, the Funds, which currently control approximately 43% of the outstanding shares of our common stock, are expected to control in excess of 75% of the outstanding shares of Manhattan Bancorp common stock after the Merger. Consequently, our shareholders will have less influence over the management and policies of the Company following the Merger than they currently exercise over our management and policies.

Following the Merger, the Funds will collectively own a majority of our common stock, and thus will also have substantial control over the outcome of key transactions involving either the Company or the combined bank, including future changes of control.

        The Funds collectively own approximately 43% of our common stock and 100% of the common stock of CGB Holdings, which in turn owns approximately 92% of the common stock of PBB. Following the consummation of the Merger, the Funds will collectively own a majority of the common stock of Manhattan Bancorp, and thus will exercise substantial control over the Company and the combined bank. As such, the Funds will have substantial influence and control over matters voted upon by our shareholders and will have the ability to approve transactions that may have a significant impact upon the operations of the Company and the combined bank, such as the election of the directors to the board of directors of each of the Company and the combined bank, mergers and sales of substantially all the assets of either the Company or the combined bank, and other matters upon which our shareholders vote.

Required regulatory approvals and filings may not be received or completed, may take longer to receive or complete than expected or may impose conditions that are not anticipated, cannot be met or are materially burdensome.

        Before the transactions contemplated in the merger agreement, including the Merger, may be completed, approvals must be obtained from bank regulatory authorities, and additional securities filings may be required with the SEC or under the "Blue Sky" securities laws of various states. The Company and PBB have each agreed to use its reasonable best efforts to complete these filings and obtain these approvals. The relevant bank regulatory authorities may impose conditions on the completion of the Merger or require changes to the terms of the Merger Agreement. Such conditions or changes could have the effect of delaying completion of the transactions contemplated in the Merger Agreement or imposing additional costs on or limiting the growth, revenues or other aspects of the business of the combined bank following the mergers.

        Additionally, under the Merger Agreement each of the Company, the Bank and PBB have the right to terminate the Merger Agreement if any governmental approval required for the Merger to occur is denied by such governmental authority. Furthermore, each of the Company, the Bank, PBB and Fund Manager can terminate the Merger Agreement if any regulatory approvals required to consummate the Merger contain any conditions, restrictions, or requirements that such party determines would reduce the benefits of the Merger such that the party would not have entered into the Merger Agreement had such conditions, restrictions or requirements been known at the outset. In addition, any party may terminate the Merger Agreement if the Merger is not completed by June 30, 2012 or, if delayed because of the need for regulatory approval, September 30, 2012. Therefore, if such conditions or changes have the effect of delaying the Merger or imposing additional costs on or limiting the growth, revenues or other aspects of the business of the combined bank following the Merger, we can provide no assurance that the Merger will in fact occur, or that any of the aforementioned parties will not terminate the Merger Agreement.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending, which could have an adverse effect on our business and financial results.

        Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on our business. These uncertainties may impair our ability to attract or motivate key personnel until the Merger is completed and could cause customers and others that deal with us to seek to change existing business relationships with us. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Merger could be adversely affected. Furthermore, the attention of our management may be diverted toward the completion of the Merger and away from operational issues related to the Company.

        In addition, the Merger Agreement restricts the Company from making acquisitions and taking other specified actions until the Merger occurs, without the consent of PBB. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

If the Merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the Merger, which could negatively affect the market price of our common stock and adversely impact our business.

        We have incurred substantial expenses in connection with the negotiation and preparations for completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we will have incurred these expenses without realizing the expected benefits of the Merger.

        If the Merger is not completed for any reason, the market price of our common stock may decline to the extent that current market prices of our shares reflect a market assumption that the Merger will be completed. Our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Furthermore, this diversion of the attention of management from the day-to-day business operations and the potential disruption to employees and business relationships during the period before the completion of the Merger may make it difficult to regain financial and market positions if the Merger does not occur.

The Merger Agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee and reimburse certain expenses under certain circumstances relating to alternative acquisition proposals.

        The Merger Agreement prohibits us from initiating, soliciting, encouraging or engaging in negotiations with, or providing any information to, any third party with respect to alternative acquisition proposals, subject to limited exceptions. The Merger Agreement also provides for the payment by the Company of a termination fee in the amount of $300,000 to PBB, plus reimbursement of the fees and expenses incurred in connection with the Merger by PBB, CGB Holdings or Fund Manager of up to $450,000, in the aggregate, in the event that we or PBB terminate the Merger Agreement for reasons related to a superior proposal. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company.

We have not obtained an updated fairness opinion from our financial advisor reflecting changes in circumstances that may have occurred since the signing of the Merger Agreement.

        Sandler O'Neill & Partners, L.P., our financial advisor in connection with the proposed Merger, has delivered to the Company's board of directors its opinion, dated as of November 21, 2011, regarding the fairness, from a financial point of view, of the exchange ratio to be paid to PBB shareholders in connection with the Merger. We have not obtained an updated opinion as of the date of the filing of this Form 10-K from our financial advisor regarding the fairness, from a financial point of view, of the exchange ratio to be paid to PBB shareholders in connection with the Merger.

        Changes in the operations and prospects of the Company or PBB, general market and economic conditions and other factors which may be beyond the control of either of the Company or PBB, and on which the fairness opinion was based, may alter the value of the Company or PBB or the book value of shares of our common stock and shares of PBB common stock by the time the Merger is completed.

We are obligated by the Merger Agreement to conduct a rights offering of our common stock to existing shareholders (excluding the Funds) after the consummation of the Merger. The issuance of additional common stock may adversely affect the market price of our common stock.

        Our ability to raise additional capital through the rights offering will depend on conditions in the capital markets, which are outside our control, and on the financial performance of the Company and the combined bank. Additional capital raised through the rights offering may dilute the interests of existing shareholders who choose not to participate in the offering to the extent of shares issued in the offering, and may cause the market price of our common stock to decline.

We may fail to realize the cost savings we have estimated for the Merger or integrate the business operations and managements of our two companies in an efficient manner.

        The success of the Merger will depend, in part, on our ability to realize anticipated cost savings and to combine the businesses of the Bank and PBB in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of the Bank or PBB, nor result in decreased revenues due to any loss of customers.

        The Bank and PBB have operated, and until the completion of the Merger, will continue to operate, independently. To realize these anticipated benefits, the businesses of the Bank and PBB must be successfully combined. While management has taken existing lease and other contractual obligations into consideration in developing its estimate of cost savings, changes in transaction volumes, operating systems and procedures and other factors may cause the actual cost savings to be different from these estimates. In addition, difficulties encountered in integrating our information systems could prevent us from realizing some of the estimated cost savings. Such difficulties could also jeopardize customer relationships, cause a loss of deposits or loan customers and the revenue associated with those customers. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with clients, customers, depositors and employees after the Merger or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies will also divert management attention and resources. A failure to successfully navigate the complicated integration process could have an adverse effect on the combined bank. If the combined bank is not able to achieve these cost-savings objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

Goodwill resulting from the Merger may adversely affect our results of operations.

        Goodwill and other intangible assets are expected to increase substantially as a result of the Merger. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

The market price of our common stock after the Merger may be affected by factors different from those currently affecting the shares of our common stock.

        Our business and the business of PBB differ in important respects and, accordingly, the results of operations of the combined bank and the market price of our common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of the Company and PBB. For example, shareholders of PBB could decide to sell the shares of our common stock received in the Merger, which could cause the trading price of our common stock to decrease.

Unanticipated costs relating to the Merger could reduce our future earnings per share.

        Our management believes that they have reasonably estimated the likely incremental costs of the combined operations of the Bank and PBB following the Merger. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as unanticipated costs to integrate the two businesses, increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on our results of operations and financial condition following the Merger. In addition, if actual costs are materially different from expected costs, the Merger could have a significant dilutive effect on our earnings per share.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  None

ITEM 2.    PROPERTIES

        In 2011, the Company expanded the size of its main office and corporate headquarters located at 2141 Rosecrans Avenue, Suite 1100, in the city of El Segundo, California. As a result the Company extended its original lease agreement, which commenced on July 1, 2007 for an additional seven year term, with one option to renew for seven years.

        The Company entered into a lease on November 1, 2011 in the Woodland Hills area of Los Angeles for the use of MCM, its subsidiaries and the Woodland Hills satellite office of the Bank's mortgage division. The term is 84 months.

        The Company has leases for its mortgage bank's satellite offices in San Diego and West Los Angeles, California. The lease terms are 26 and 18 months, respectively. In November 2011, the Company became obligated to enter into a lease for a satellite mortgage origination office in Hermosa Beach, which was executed on January 2012. The term of this lease ends in December 2019.

        The Company also maintains a satellite location for MCM located in New York, New York. The lease term is 60 months.

        In April 2011, the Company purchased property in Manhattan Beach, California for $1.8 million to develop as a future branch location. The property was financed with a $1.1 million mortgage with interest-only payments at 5.00% and is due in April 2021. The total cost of the branch, including renovations, is expected to be approximately $2.9 million, and it is expected to open in the summer of 2012.

ITEM 3.    LEGAL PROCEEDINGS

        To the best of our knowledge, there are no pending legal proceedings to which the Company is a party and which may have a materially adverse effect upon the Company's property, business or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On September 4, 2007, shares of the Company's common stock began quotations on the Over the Counter Bulletin Board ("OTCBB") under the symbol "MNHN.OB." The Company's common stock is not listed on any exchange. The OTCBB is a regulated quotation service that displays real-time bid and ask prices and volume information in over-the-counter equity securities. Unlike the NASDAQ however, the OTCBB does not impose listing standards and does not provide automated trade executions. Any investment in the Company's common stock should be considered a long-term investment as there is currently no active trading market for the Company's stock.

        The information in the following table indicates the highest and lowest trade and volume of trading for the Company's common stock for each calendar quarter during each of the two most recent fiscal years, and is based upon information provided by the OTCBB. The information does not include transactions for which no public records are available. These prices are based upon the actual prices of stock transactions.

Period/Calender Quarter Ended	High	Low	Approximate Trading Volume
March 31, 2010	$7.00	$5.45	47,100
June 30, 2010	$6.50	$4.75	37,600
September 30, 2010	$4.95	$4.25	85,300
December 31, 2010	$5.50	$4.55	138,900
March 31, 2011	$5.90	$5.15	266,300
June 30, 2011	$5.45	$4.00	44,000
September 30, 2011	$4.00	$1.86	41,100
December 31, 2011	$3.90	$1.87	71,500

Shareholders

        As of March 27, 2012, we had approximately 171 shareholders of record. There are no other classes of equity securities outstanding.

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

        Please see Item 1, "Business—Supervision and Regulation—Dividends" for additional discussion of dividends and the statutes and regulations that restrict the ability of the Company and its subsidiaries to pay dividends. . In addition, under the terms of the Merger Agreement, the Company may not pay cash dividends on its common stock without the prior approval of Professional Business Bank and CGB Holdings.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Price of Outstanding Options	Number of Remaining Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation approved by security holders	585,693	$8.40	247,267
Equity compensation not approved by security holders	—	—	—

Total	585,693	$8.40	247,267

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our statistical information as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. Also included is statistical information as of December 31, 2007 and for the period from August 15, 2007 (the date the Bank commenced operations) until December 31, 2007. The data should be read in conjunction with the Company's audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. All averages for 2007 are calculated based upon the initial operating period noted above. Amounts are in thousands, except for per share figures.

	As of or for the periods ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations:
Interest income	$6,079	$6,518	$4,601	$3,074	$611
Interest expense	1,142	1,002	846	828	102
Net interest income	4,937	5,516	3,755	2,246	509
Provision for loan losses	80	727	1,180	706	269
Net interest income after provision	4,857	4,789	2,575	1,540	240
Non-interest income	10,409	7,749	1,019	53	1
Non-interest expense	22,162	17,231	8,639	6,010	2,454
Net loss	$(6,924)	$(4,698)	$(5,046)	$(4,419)	$(2,213)
Net loss attributable to common stockholders of Manhattan Bancorp	$(6,258)	$(4,610)	$(5,037)	$(4,419)	$(2,213)
Per Share and Other Data:
Basic and diluted loss per share	$(1.57)	$(1.16)	$(1.26)	$(1.72)	$(0.91)
Book value per common share—period end	$4.50	$6.05	$7.05	$8.60	$8.52
Weighted average shares outstanding basic and diluted	3,994	3,988	3,988	2,567	2,425
Balance Sheet Data:
Investments and fed funds sold	$28,841	$55,491	$67,558	$12,602	$18,087
Loans held for sale	$52,365	$3,512	$—	$—	$—
Loans, net	$103,425	$87,359	$78,914	$56,467	$17,930
Assets	$201,835	$152,948	$152,315	$92,040	$39,367
Deposits	$169,700	$122,245	$110,920	$47,991	$17,862
Manhattan Bancorp equity	$17,987	$24,127	$28,111	$34,288	$21,189
Total shareholders' equity	$17,524	$24,330	$28,402	$34,288	$21,189
Selected Financial Ratios
Return on average assets(a)	(4.38)%	(3.5)%	(5.10)%	(7.16)%	(16.86)%
Return on average equity(b)	(29.7)%	(17.87)%	(15.87)%	(21.81)%	(24.62)%
Dividend payout ratio	—	—	—	—	—
Equity to assets ratio	8.68%	15.91%	18.65%	37.25%	53.82%
Average equity to average assets	14.74%	19.61%	32.12%	32.83%	68.49%
Net interest margin	3.75%	4.46%	4.00%	3.89%	4.28%
Credit Quality
Allowance for loan losses	$1,970	$1,877	$1,202	$975	$269
Allowance /total loans	1.87%	2.10%	1.5%	1.70%	1.48%
Non-performing loans	$2,264	$—	$—	$—	$—
Net (recoveries) charge-offs	$(13)	$52	$952	$—	$—

(a)
Net loss as a percentage of average assets

(b)
Net loss as a percentage of average equity

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Management's discussion and analysis of financial condition and results of operation is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition, results of operation, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the audited financial statements contained within this Form 10-K, including the notes thereto. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Item 1A. Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

Earnings

        The Company recorded a net loss of $6.9 million for the year ended December 31, 2011, which translates to a net loss of $1.57(1) per basic share and fully-diluted share of common stock. This compares with a net loss of $4.7 million for the year ended December 31, 2010, which translated to a net loss of $1.16(2) per basic and fully-diluted share of common stock.

        The Company's $6.9 million net loss in 2011 was $2.2 million or 47% greater than its net loss in the prior year, primarily due to a $4.9 million or 29% increase in non-interest expenses. The unfavorable increase in expenses was mitigated by a $2.7 million or 22% increase in net revenues(3).

        Almost all (98%) of the $4.9 million increase in non-interest expenses was driven by growth in the Company's staffing levels and infrastructure to support expansions in our mortgage and commercial banks. The remainder was due primarily to $584 thousand in outlays associated with our pending merger with Professional Business Bank and a $279 thousand impairment charge related to subsidiary goodwill.

        The unfavorable change in non-interest expenses was mitigated by a $2.7 million increase in net revenues, primarily generated by our mortgage banking business and, to a much lesser extent, our commercial banking business. Net revenues from mortgage banking increased by $3.6 million, up from $154 thousand in 2010, reflecting a significant increase in loan production volumes. Our mortgage banking business attained breakeven funding volumes in the third quarter of 2011 and subsequently generated $285 thousand in net income in the fourth quarter of 2011. At the same time, net revenues from our commercial bank increased by $186 thousand or 4%, primarily due to incremental earnings from our participation in the MIMS-1 limited partnership fund(4). These favorable changes were mitigated by a $1.0 million or 14% decline in net revenues from MCM, primarily due to lower trading income.

Financial Condition

        Assets at December 31, 2011 totaled $201.8 million, up $48.9 million or 32% from December 31, 2010. The significant increase in our assets was driven almost entirely by growth in our loan portfolios, primarily driven by our mortgage bank.

        Net loans totaled $155.8 million at December 31, 2011, up $64.9 million or 71% from December 31, 2010. Approximately three-quarters of this growth was generated by our mortgage bank, as reflected by the

(1)
Excludes a $666 thousand net loss attributable to the non-controlling interests.

(2)
Excludes an $87 thousand net loss attributable to the non-controlling interest.

(3)
Net revenues includes net interest income net of the provision for loan losses plus non-interest income.

(4)
See Note 7 in the Notes to Consolidated Financial Statements.

$48.9 million increase in loans held for sale compared with December 31, 2010. Loans held for investment, which were generated by our commercial bank, grew by $16.2 million or 18% compared with December 31, 2010.

        We absorbed a significant portion of our loan growth by redeploying cash from our investable balances(5) into loan fundings. As a result, our interest-bearing deposits and investment securities decreased by $26.7 million (48%) to $28.8 million at December 31, 2011, compared with $55.5 million at December 31, 2010.

        The remainder of our increased funding requirements were met primarily by generating an additional $47.5 million in deposits, which totaled $169.7 million at December 31, 2011, a 39% increase from December 31, 2010. Most of the increase in our deposits occurred in certificates of deposits ("CDs"), which grew by $39.2 million to $76.8 million, at December 31, 2011, a 104% increase from December 31, 2010. As previously noted, our increased funding requirements were due primarily to the increase in our mortgage loans held for sale which, in turn, typically are sold within 30 days. Therefore, in order to mitigate risk, we utilized wholesale deposit channels(6) to generate additional short-term CDs, almost all of which had one-month maturities, thereby approximating a "matched-funding" strategy for our mortgage banking business. To this end, we increased our wholesale CDs by $37.7 million to $56.3 million at December 31, 2011, of which $37.0 million had one-month maturities. We also replaced $4.5 million in existing longer-term wholesale deposits with time deposits that had two-month maturities.

        As of December 31, 2011, borrowings totaled $10.5 million, up $6.0 million or 134% compared with December 31, 2010. Of this increase, $5 million represented the Company's borrowings pursuant to a Credit Agreement with Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. The Company used the proceeds from the Credit Agreement to make a $5 million loan to MCM, almost all of which was used by MCM to infuse capital into its various subsidiaries in order to grow business volumes and increase revenues. In addition to the Credit Agreement, the Bank also entered into a $1.1 million mortgage loan for a future branch location in Manhattan Beach, California.

        At December 31, 2011, the Company's allowance for loan losses totaled $2.0 million or 1.87% of gross loans held for investment, compared with $1.9 million or 2.10% of gross loans held for investment at December 31, 2010. There were no commercial loans past due 90 days or more at December 31, 2011. However, the Company had $2.3 million in non-performing loans at year-end 2011, including one mortgage loan held for sale in the amount of $351 thousand as well as four loans held for investment totaling $1.9 million. Although the four non-performing loans held for investment were current as of December 31, 2011, they have been placed on non-accrual status and deemed to be credit impaired with specific loan loss allowances of $485 thousand. As of December 31, 2010, the Bank had no non-accrual loans, troubled debt restructurings or loans past due 90 days or more.

        Stockholders' equity totaled $18.0 million at December 31, 2011, down $6.1 million or 25% from December 31, 2010. This decline was due primarily to the $6.3 million net loss attributable to shareholders in 2011.

        Capital ratios for the Company and the Bank continue to exceed levels required by banking regulators to be considered "well-capitalized" (the highest level specified by regulators). For example, as of December 31, 2011, the Bank's total risk-adjusted capital ratio, tier 1 risk-adjusted capital ratio, and tier 1 capital ratio were 13.5%, 12.2%, and 11.5%, respectively, well above the regulatory requirements of 10%, 6%, and 5%, respectively, to be considered "well-capitalized."

(5)
Investable balances are comprised of interest-bearing deposits and investment securities.

(6)
Wholesale deposit sources include deposits from other financial institutions, broker deposits, and CDARS (Certificates of Deposit Account Registry Service). For more information, see Note 8 in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

Proposed Merger with Professional Business Bank

        On November 21, 2011, the Company and the Bank entered into the Merger Agreement with PBB, CGB Holdings, and Fund Manager, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, PBB will merge with and into the Bank with the Bank continuing as the surviving institution. As of November 21, 2011, CGB Holdings beneficially owned approximately 92% of the issued and outstanding common stock of PBB, and Fund Manager, which is the general partner of the Funds, beneficially owned 100% of the issued and outstanding common stock of CGB Holdings and approximately 43% of the issued and outstanding common stock of the Company. We cannot assure you that the Merger will be consummated as scheduled, or at all. See "Item 1. Business—Pending Merger" for a description of the terms of the Merger and "Item 1A. Risk Factors—Risks Related to the Merger" for a description of risks relating to the Merger.

Second Amendment to Credit Agreement

        On January 18, 2012, the Company entered into a Second Amendment to Credit Agreement (the "Second Amendment") with Carpenter Fund Management Company, LLC, as administrative agent (the "Agent"), and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders (the "Lenders"), which amends the Credit Agreement dated as of July 25, 2011, as amended on November 21, 2011 (as amended, the "Credit Agreement").

        The Second Amendment provides for the following changes to the Credit Agreement, which will take effect upon closing of the Merger: (1) an extension of the maturity date of the loans outstanding under the Credit Agreement from June 30, 2012 to September 15, 2012; (2) a reduction in the total tier one leverage capital ratio that must be maintained by the Company from 10% to 7%; (3) a reduction in the total risk based capital and tier one leverage capital ratios that must be maintained by the Bank from 12% and 10% to 10% and 7%, respectively; and (4) the addition of a provision that will allow either the Company or the Agent (on behalf of the Lenders), at its option, to convert all or any portion of the unpaid principal balance of the loans outstanding under the Credit Agreement (not to exceed $4,000,000, in the aggregate) into shares of common stock of the Company, with the number of shares of common stock to be issued upon conversion to be equal to the quotient obtained by dividing (a) the principal amount to be so converted by (b) the Book Value Per Share of Manhattan Common Stock (as such term is defined in the Merger Agreement). This conversion option may be exercised prior to September 15, 2012 and at any time commencing on or after the earlier of (i) 10 business days after the closing of the rights offering to be conducted by the Company pursuant to the terms of the Merger Agreement after the closing of the Merger; or (ii) September 1, 2012.

        The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment, which is filed as Exhibit 10.22 hereto and incorporated by reference herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments, are as follows:

Investment Securities

        Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

        Investments not classified as held-to-maturity securities are classified as available-for-sale securities. Under the available-for-sale classification, securities can be sold in response to a variety of situations, including but not limited to changes in interest rates, fluctuations in deposit levels or loan demand, liquidity requirements, or the need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income (loss) and reported as an amount net of taxes as a separate component of accumulated other comprehensive income (loss) included in shareholders' equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method.

        At each reporting date, investment securities are assessed to determine whether there is any other-than-temporary impairment. The classification of other-than-temporary impairment depends on whether the Company intends to sell the security before recovery of its cost basis, and on the nature of the impairment. If the Company intends to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, it would be required to record an other than temporary loss in an amount equal to the entire difference between the fair value and amortized cost. If a security is determined to be other-than-temporarily impaired but the Company does not intend to sell the security, only the credit component of impairment is recognized in earnings and the impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income, net of tax. The cost basis of any other-than-temporarily impaired security is written down by the amount of any impairment adjustment recognized in earnings.

Allowance for Loan Losses

        The allowance for loan losses is a valuation allowance for probable losses embedded in the Company's existing loan portfolios as of the measurement date. In order to determine the adequacy of our loan loss allowance to absorb future losses, management performs periodic credit reviews of the loan portfolio. In so doing, management considers current economic conditions, historical credit loss experiences and other factors. Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to changes in economic, operating, and regulatory conditions, most of which are beyond the Company's control. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

        When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. Loss estimates are reviewed periodically and, as adjustments become necessary, they are recorded in the results of operations in the periods in which they become known. The allowance is increased by provisions for loan losses which, in turn, are charged to expense. The balance of a loan deemed uncollectible is charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

        Commitments to extend credit, commercial letters of credit, and standby letters of credit are recorded in the financial statements when they become payable. The credit risk associated with these commitments, when indistinguishable from the underlying funded loan, is considered in our determination of the allowance for loan losses. Other liabilities in the balance sheet include the portion of the allowance which was distinguishable and related to undrawn commitments to extend credit.

        The allowance consists of specific and general components. The specific component relates to individual loans that are classified as impaired on a case-by-case basis. The general component of the Company's allowance for loan losses, which covers potential losses for all non-impaired loans, typically is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company with consideration also given to peer bank loss experience. This historic loss experience is supplemented with the consideration of how current factors and trends might impact each portfolio segment. These factors and trends include the current levels of, and trends in: delinquencies and impaired loans; charge-offs and recoveries; changes in underwriting standards; changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit and geographic concentrations.

        In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and such agencies may require the Company to recognize additional provisions to the allowance based upon judgments that differ from those of management.

Impaired Loans

        A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Troubled debt restructurings ("TDRs"), which are described in more detail below, also are classified as impaired.

        Commercial and commercial real estate loans classified as substandard or doubtful are individually evaluated for impairment. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, may collectively be evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

        If a loan is classified impaired, a specific reserve is recorded for the loan equal to the difference between the loan's carrying value and the present value of estimated future cash flows using the loan's effective rate or at the fair value of collateral if repayment is expected solely from the collateral. TDRs are identified separately for impairment disclosures, as described in more detail below.

Troubled Debt Restructurings

        A TDR is a loan for which the Company grants a concession to the borrower that the Company would not otherwise consider due to a borrower's financial difficulties. A loan's terms which may be modified or restructured due to a borrower's financial difficulty include, but are not limited to, a reduction in the loan's stated interest rate below the market rate for a borrower with similar credit characteristics, an extension of the loan's maturity, and/or a reduction in the face amount of the debt. The amount of a debt reduction, if any, is charged off at the time of restructuring. For other concessions, a specific reserve typically is recorded for the difference between the loan's book value and the present value of the TDR's expected future cash flows discounted at the current market rate for loans with similar terms, conditions, and credit characteristics. This specific reserve is accreted into interest income over the expected remaining life of the TDR using the interest method. TDRs typically are placed on non-accrual status until a sustained period of repayment performance, usually six months or longer. However, the borrower's performance prior to the restructuring, or other significant events at the time of restructuring, may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

        Subsequent to being restructured, a TDR may be classified "substandard" or "doubtful" based on the borrower's repayment performance as well as any other changes in the borrower's creditworthiness. Loans that were paid current at the time of modification may be upgraded in their classification after a sustained period of repayment performance, usually six months or longer. TDRs are identified separately for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at the time of restructuring. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For any TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Gains From Mortgage Banking Activities

        Mortgage banking activity income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower and sells the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the commitment after considering the contractual loan origination-related fees, estimated sale premiums, direct loan origination costs and the estimated fair value of the expected net future cash flows associated with servicing of loans. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments and loans held for sale that occur during their respective holding periods. Substantially all the gains or losses are recognized during the loan holding period as such loans are recorded at fair value. Mortgage servicing rights are recognized as assets based on the fair value upon the sale of loans when the servicing is retained by the Company.

        The Company records an estimated liability for obligations associated with loans sold which it may be required to repurchase due to breaches of representations and warranties, early payment defaults or to indemnify an investor for loss incurred which the investor attributes to underwriting or other issues that the Company is responsible for. The Company periodically evaluates the estimates used in calculating these expected losses and adjustments are reported in earnings. As uncertainty is inherent in these estimates, actual amounts paid or charged off could differ from the amount recorded. The provision for repurchases is recorded in miscellaneous loan expense in the consolidated statements of operations.

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

        We are required to establish a valuation reserve to cover the potential loss of these benefits, primarily due to the Company's net loss since inception. Therefore, a valuation allowance was recorded for the entire amount of the Company's deferred tax asset at December 31, 2011 and 2010.

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

Fair Value of Financial Instruments

        Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 22 in the Notes to Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income ("NII"), a key component of the Company's ability to generate earnings, is the difference between the interest income we earn on interest-bearing assets, such as loans and other interest-earning assets, and the interest we pay on deposits and borrowed funds. Since NII is impacted by the relative amounts of interest-earning assets and liabilities and interest rates earned and paid on those balances, total NII can fluctuate based upon the mix of earning assets (e.g., loans and investments) and funding liabilities (e.g., demand deposits and borrowings).

        NII oftentimes is expressed as interest rate spread ("spread") and net interest margin ("NIM"). Spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on funding sources or liabilities. NIM represents NII as a percentage of total average interest-earning assets. Spread is similar to NIM; however, unlike NIM, spread expresses the nominal average difference between borrowing and lending rates without compensating for the fact that the amount of earning assets and borrowed funds may be different.

        Spread and NIM are affected primarily by two factors: 1) changes in the yields on earning assets and funding liabilities due to changes in interest rates, and 2) changes in the amounts and mix of average interest-earning assets and funding liabilities (i.e., volume changes). Interest rates earned and paid are affected primarily by our competition, general economic conditions, and other factors beyond our control, including FRB policies and actions as well as governmental economic, tax, and budget initiatives.

        The Company's NII totaled $4.9 million for the year ended December 31, 2011, down $0.6 million or 10% compared with 2010. The decline in NII was due to unfavorable changes in our NIM and spread, which more than offset the favorable earnings impact of increased interest-bearing assets. While average interest-bearing assets increased in 2011 by $7.8 million (6.3%) compared with 2010, our spread decreased by 0.58% to 3.66% and our NIM decreased by 0.71% to 3.75% which, in turn, adversely affected NII by 14% and 16%, respectively.

        The declines in our spread and NIM during 2011 were due primarily to lower asset yields, which more than offset a small favorable change in our overall cost of funds. Loan yields dropped by 0.45% to 5.83% in 2011 compared with 6.28% in 2010, reflecting heightened competition in an unprecedented low interest rate environment. During this same period, yields on our interest-bearing deposits and investments ("investable balances") declined by 1.13% to 2.02% compared with 3.15% in 2010, due to a reduction in market rates coupled with a heavier concentration of investable balances in lower-yielding overnight deposits. These unfavorable trends were mitigated by a slight reduction in funding costs, primarily due to a 0.25% decrease in rates paid on our deposits. Since deposits represented 94% of our total funding sources, the reduction in deposit rates more than offset a 1.78% increase in borrowing rates. The reduction in our overall deposit rates was due primarily to a $19.8 million increase in average non-interest bearing demand deposit accounts ("DDAs") within our commercial bank. The increased rates paid on our borrowings, which represented just 6% of our total funding sources, were due primarily to our borrowings under the Credit Agreement and, to a lesser extent, the interest rate paid on the mortgage loan for a future branch location.

        The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the periods indicated:

	As Of and For Years Ended December 31,
	2011			2010				2009
	Average Balance	Interest Income/ Expense	Weighted Average Rate Earned/Paid	Average Balance	Interest Income/ Expense		Weighted Average Rate Earned/Paid	Average Balance	Interest Income/ Expense	Weighted Average Rate Earned/Paid
	(dollars in thousands)
Interest-earning assets:
Federal funds sold/interest-bearing demand funds	$23,496	$54	0.23%	$16,532	$39		0.24%	$14,223	$38	0.27%
Deposits with other financial institutions	1,951	36	1.85%	3,420	52		1.52%	5,161	108	2.09%
Investments(A)	16,237	752	4.63%	20,054	1,167		5.82%	8,033	457	5.69%
Loans(B)	89,817	5,237	5.83%	83,734	5,260		6.28%	66,432	3,998	6.02%

Total interest-earning assets	131,501	6,079	4.62%	123,740	6,518		5.27%	93,849	4,601	4.90%

Non-interest-earning assets	11,463			7,799				4,959

Total assets	$142,964			$131,539				$98,808

Interest-bearing liabilities:
Demand	$3,568	$4	0.11%	$3,018	$3		0.10%	$2,334	$2	0.09%
Savings and money market	26,471	178	0.67%	25,271	225		0.89%	14,001	161	1.15%
Certificates of deposit	36,218	496	1.37%	40,010	574		1.43%	26,610	483	1.82%
Short term FHLB advances and other borrowings	2,214	224	10.12%	63	0	(E)	0.04%	92	0	0.10%
Long term FHLB advances and other borrowings	5,317	240	4.52%	4,500	200		4.44%	4,500	200	4.44%

Total interest-bearing liabilities	73,788	1,142	1.55%	72,862	1,002		1.38%	47,537	846	1.78%

Non-interest-bearing demand deposits	44,469			24,641				18,669

Total funding sources	118,257		0.97%	97,503			1.03%	66,206		1.28%
Non-interest-bearing liabilities	3,635			8,238				863
Shareholders' equity	21,072			25,798				31,739

Total liabilities and stockholders' equity	$142,964			$131,539				$98,808

Excess of interest-earning assets over funding sources	$13,244			$26,237				$27,643
Net interest income		$4,937			$5,516				$3,755

Net interest rate spread(C)			3.66%				4.24%			3.62%
Net interest margin(D)			3.75%				4.46%			4.00%

(A)
Dividend income from the Bank's investment in Non-Marketable Stocks of approximately $38 thousand, $42 thousand, and $55 thousand for 2011, 2010, and 2009, respectively, is included in investment income; however, the corresponding average balances are included in other assets.

(B)
The average balance of loans is calculated net of deferred loan fees/costs but includes non-accrual loans, if any, with a zero yield. Loan fees net of amortized costs included in total net income were approximately $35 thousand, $81 thousand, and $61 thousand in 2011, 2010, and 2009, respectively.

(C)
Spread is derived by subtracting the aggregate interest rate paid for deposits and borrowings from the interest yield on earning assets. Example: If a bank lends money at 6% and pays 1% on deposits and borrowings, its spread is 5%.

(D)
NIM is calculated by dividing net interest income by average earning assets. Net interest income is derived by subtracting interest expense from interest income.

(E)
Interest expense was $25, which rounds to $0 thousand.

        A volume and rate variance table is provided below which sets forth the dollar differences in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated:

VOLUME/RATE ANALYSIS

	For the Years Ended December 31, 2011 over 2010			For the Years Ended December 31, 2010 over 2009
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Federal funds sold/ interest-bearing demand funds	$16	$(1)	$15	$6	$(5)	$1
Deposits with other financial institutions	(22)	6	(16)	(36)	(20)	(56)
Investments	(222)	(193)	(415)	684	27	711
Loans	382	(405)	(23)	1,040	221	1,261

Net increase (decrease)	154	(593)	(439)	1,694	223	1,917

Interest expense:
Interest bearing demand	1	—	1	1	—	1
Savings and money market	11	(58)	(47)	130	(66)	64
Certificates of deposit	(54)	(23)	(77)	243	(152)	91
Short term borrowings	—	223	223	—	—	—
FHLB advances and other borrowings	36	4	40	(1)	1	—

Net increase (decrease)	(6)	146	140	373	(217)	156

Total net increase (decrease)	$160	$(739)	$(579)	$1,321	$440	$1,761

        As reflected in the above tables, NII declined by $579 thousand (10%) in 2011 compared with 2010 due to unfavorable changes in interest rates, primarily related to loans and, to a lesser extent, investments and borrowings. The impact of the unfavorable change in rates was mitigated by the favorable impact of increased loan balances.

Provision for Loan Losses

        In order to determine the adequacy of our loan loss allowance to absorb probable future losses, management periodically assesses the need to replenish the Bank's loan loss allowance based on management's periodic review of the inherent credit risk in our held for investment loans.

        For the year ended December 31, 2011, our provision for loan losses totaled $80 thousand, compared with $727 thousand in 2010. Rather than reflecting increased risk in our loan portfolio, this year's provision was driven primarily by a $16.2 million (18%) growth in our loans held for investment(7). This year's provision was $647 thousand or 89% less than provisions recorded in 2010, primarily due to a recalibration of various risk factors and favorable changes in the credit performance of certain loans. Our risk factors were adjusted favorably in 2011 due to increased depth in managerial experience as well as improved loan reviews, as evidenced by external third-party reviews. The improved credit performance of our loan portfolio was reflected by a $4.2 million or 47% decline in loans risk graded as either "pass-watch" or non-pass(8), which comprised 4% of our loans held for investment as of December 31, 2011 compared with 10% at the end of the 2010.

        In 2011, the Company recorded net loan loss recoveries of $13 thousand, compared with net charge-offs of $52 thousand in 2010.

        The Bank also made provisions totaling $64 thousand for its off balance sheet exposure related to potential losses from residential mortgage loans sold to investors. Consistent with industry practice, the Bank has established a contingent liability account for fraud, early payoffs and early payment defaults that may arise from mortgage loans sold to investors. This liability account was $64 thousand as of December 31, 2011. Since we did not begin funding mortgage loans until the fourth quarter of 2010, loan sales were minimal in 2010; therefore, the Bank did not have a contingent liability account for sold loans as of December 31, 2010.

Non-Interest Income

        Non-interest income for the years ended December 31, 2011 and 2010 was $10.4 million and $7.7 million, respectively. This $2.7 million (34%) increase was due primarily to significant increases in mortgage banking revenues which more than offset decreases in MCM's revenues.

        The following table reflects the major components of the Company's non-interest income:

	For the Years Ended December 31,		Variance
	2011	2010	Dollars	Percent
	(dollars in thousands)
Other bank fees and income	$335	$220	$115	52.4%
Gain on sale of securities	45	19	26	136.8%
MIMS-1 limited partnership fund(a)	299	—	299	n/a
Mortgage-related fees	3,564	154	3,410	2214.3%
Riskless trading income	4,574	4,972	(398)	(8.0)%
Whole loan sales and warehouse lending fees	914	1,652	(738)	(44.7)%
Advisory income	678	732	(54)	(7.4)%

Total non-interest income	$10,409	$7,749	$2,660	34.3%

(a)
Includes $138 thousand in cash revenues realized by the commercial bank and $160 thousand in non-cash revenues realized by MCM during 2011.

(7)
Consistent with industry practice, the Bank sets aside reserves for all loans held for investment, including performing new loans with no known credit issues.

(8)
For a discussion of risk categories, see Note 4 in the Notes to Consolidated Financial Statements.

        For the year ended December 31, 2011 as compared with the same period in 2010:

  •
  $6.3 million, or 61% of our total non-interest income, was generated by MCM, down $1.0 million (14%) from 2010.

  •
  $3.6 million, or 34% of our total non-interest income, was generated by our mortgage bank, up $3.4 million from 2010.

  •
  $518 thousand, or 5% of our total non-interest income, was generated by our commercial bank, up $279 thousand (117%) from 2010.

        During 2010, 95% of our non-interest income was generated by MCM, 2% was generated by our mortgage bank, and 3% was generated by our commercial bank.

        Revenues from MCM come from three primary sources: trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of other institutions' bond portfolios.

        The $1.0 million or 14% unfavorable change in MCM's revenues primarily reflects the non-recurring nature of a substantial portion of MCM's various revenue streams which, in turn, are largely dependent on non-recurring market opportunities as they arise. Compared with 2010, MCM's revenues from riskless trading decreased $398 thousand or 8%, primarily due to increased market efficiencies which, in turn, reduced the amount of arbitrage opportunities. Also, revenues from whole loan sales and advisory income declined by $738 thousand or 45% and $54 thousand or 7%, respectively, during 2011 compared with 2010. These unfavorable changes, which reflected a decline in significant one-time projects in 2011 compared with similar periods in 2010, were mitigated by $160 thousand in increased earnings from the MIMS-1 limited partnership fund.

        The decline in MCM's revenues was more than offset by increased revenues from our mortgage bank and, to a much lesser extent, commercial bank.

        For the year ended December 31, 2011, non-interest income from our commercial bank totaled $518 thousand, up $279 thousand or 117% from 2010. Approximately half of this favorable increase was due to incremental earnings from the Bank's participation in the MIMS-1 limited partnership fund(9). The remainder was related primarily to service charges on customer accounts and gains from the sale of investment securities.

        Non-interest revenues from our mortgage banking business totaled $3.6 million in 2011, up $3.4 million from the prior year. Our mortgage banking business, which began originating loans in the fourth quarter of 2010, generated $154 thousand in fees in 2010. The increase in mortgage banking revenues reflects a significant increase in loan fundings, which totaled $184.7 million in 2011 compared with $9.0 million in 2010.

(9)
See Note 7 in the Notes to Consolidated Financial Statements.

        The following schedule summarizes loan related fees and income earned by our mortgage banking business in 2011 compared with 2010:

	Mortgage Related Fees and Income
	December 31,
	2011	2010
	(in thousands)
Gains on Rate Lock Commitments	$487	$—
Losses on Forward Sale Commitments	(518)	—
Fair Value Adjustments on Loans Held for Sale	1,155	—
Cash Gains (Losses) on Sale of Loans	2,130	36
Mortgage Origination Income	106	62
Mortgage Administration Fee Income	269	34
Premiums (Paid) Received for Rate Adjustments	(134)	22
Brokered Loan Income	69	—

Total	$3,564	$154

        Our mortgage bank originates loans almost entirely for sale to external investors. Cash gains on loan sales of $139.2 million totaled $2.1 million in 2011, representing 60% of our mortgage bank's non-interest income. Cash gains on loan sales of $5.5 million totaled $36 thousand in 2010, representing 23% of our mortgage bank's non-interest income.

        Fair value adjustments and derivative income comprised $1.1 million or 32% of our mortgage bank's non-interest income in 2011. Our mortgage bank had no fair value adjustments or derivative income in 2010.

        In the third quarter of 2011, the Bank elected to record its loans held for sale at fair value for all loans originated by the Bank and held for sale as well as all loans which were both purchased and hedged. A fair value gain of $1.2 million was recorded at December 31, 2011 on $51.5 million in loans held for sale at fair value. The Bank recorded no loans held for sale at fair value in 2010.

        In order to mitigate interest rate risk, the Bank typically locks interest rates on loans held for sale at fair value prior to funding while simultaneously locking a price to sell the loans to investors. According to relevant accounting guidance, rate lock commitments with borrowers are derivatives and must be recorded at fair value. The Bank recorded a fair value gain of $487 thousand on a notional $31.1 million in rate lock commitments as of December 31, 2011. No gains or losses on rate lock commitments were recorded in 2010.

        All mandatory obligations to sell or purchase loans at a specific price in the future are considered to be derivatives and must be recorded at value. Also, in the third quarter of 2011, the Bank elected to record all of its forward sale commitments at fair value provided such commitments qualified for fair value treatment and are not otherwise considered to be derivatives. The Bank recorded a fair value loss of $518 thousand on a notional $94.1 million in forward commitments as of December 31, 2011.

Non-Interest Expense

        Non-interest expense for the years ended December 31, 2011 and 2010 was $22.2 million and $17.2 million, respectively, an increase of $4.9 million (29%). Almost all (98%) of the $4.9 million increase in non-interest expenses was driven by growth in the Company's staffing levels and infrastructure to support expansions in our mortgage and commercial banks. The remainder was due primarily to $584 thousand in outlays associated with our merger with Professional Business Bank and a $279 thousand impairment charge related to subsidiary goodwill.

        The following table lists the major components of the Company's non-interest expense:

			Variances
	For The Year Ended December 31, 2011	For The Year Ended December 31, 2010
			Dollars	Percentage
	(dollars in thousands)
Compensation and benefits	$14,798	$11,771	$3,027	25.7%
Occupancy and equipment	1,606	1,110	496	44.7%
Technology and communication	1,830	1,417	413	29.1%
Professional fees	1,906	1,421	485	34.1%
Marketing and business development	554	365	189	51.8%
Regulatory assessments	273	314	(41)	(13.1)%
Loan expenses	302	42	260	619.0%
Directors fees	123	202	(79)	(39.1)%
Education and dues	106	211	(105)	(49.8)%
Postage and supplies	166	115	51	44.3%
Other non-interest operating expenses	219	263	(44)	(16.7)%
Impairment of subsidiary goodwill	279	—	279	N/A

Total non-interest expenses	$22,162	$17,231	$4,931	28.6%

        Four expense categories comprised 91% of the Company's operating expenses in both 2011 and 2010: compensation and benefits, occupancy and equipment, technology and communication, and professional fees. These four expense categories, which totaled $20.1 million in 2011, increased by $4.4 million (28%) compared with 2010 and accounted for almost all (90%) of the total increase in our non-interest expenses in 2011 compared with 2010.

Compensation and Benefits

        Compensation and benefits expense totaled $14.8 million and $11.8 million in the years ended December 31, 2011 and 2010. These expenses comprised 67% and 68% of total non-interest expenses in 2011 and 2010, respectively, the largest category of operating expenses.

        Compensation and benefits expense grew by $3.0 million (26%) in 2011 compared with 2010. These increases primarily reflected growth in the Company's staffing levels to support planned expansions in both our mortgage bank and, to a lesser extent, commercial bank. As reflected in the table below, the Company's mortgage bank and commercial bank increased their respective staff counts by 206% and 38%, respectively, in 2011 compared with 2010.

	Years Ended		Variance
Compensation Expense by Operating Segment	12/31/2011	12/31/2010	$	%
(Dollars in Thousands)
Commercial Bank	$5,339	$3,386	$1,953	58%
Mortgage Bank	3,069	543	2,526	465%
MCM	5,975	5,766	209	4%
Other	415	2,076	(1,661)	(80)%

Total segment compensation expense	$14,798	$11,771	$3,027	26%

	As of		Variance
Number of Employees by Operating Segment	12/31/2011	12/31/2010	#	%
Commercial Bank	40	29	11	38%
Mortgage Division	52	17	35	206%
MCM	28	22	6	27%
Other	—	5	(5)	(100)%

Total employees	120	73	47	64%

Occupancy and Equipment

        Occupancy and equipment costs, which totaled $1.6 million and $1.1 million in 2011 and 2010, respectively. These expenses, which comprised 7% and 6% of total operating expenses in 2011 and 2010, respectively, increased by $496 thousand (45%) in 2011 compared with the prior year. This increase primarily reflected the requisite growth in the Company's infrastructure to support expansions in our mortgage and commercial banks. Subsequent to commencing operations in the fourth quarter of 2010, our mortgage bank opened three new mortgage loan offices. Also, the commercial bank remodeled and significantly expanded its headquarters and branch facilities in 2011.

Technology and Communication

        Technology and communication expense, which totaled $1.8 million and $1.4 million in 2011 and 2010, respectively, comprised 8% of the Company's total operating expenses in both 2011 and 2010. These expenses increased by $413 thousand (29%) in 2011 compared with the prior year. These increases primarily reflected the requisite growth in the Company's infrastructure to support expansions in our mortgage bank and, to a lesser extent, commercial bank, as noted above.

Professional Fees

        Professional fees, which totaled $1.9 million and $1.4 million in 2011 and 2010, respectively, comprised 9% and 8% of the Company's total operating expenses during these same respective periods. This category of expense increased by $485 thousand (34%) in 2011 compared with the prior year, primarily due to outlays for professional services related to various strategic initiatives undertaken by the Company, including the pending merger with Professional Business Bank.

Segment Information

        The Company segregates its operations into four primary segments: mortgage banking operations ("Mortgage Bank"), commercial banking operations ("Commercial Bank"), non-banking financial operations ("MCM") and "Other", which includes the holding company, MBSF and eliminations between the Company's bank and non-bank segments. Internal financial information is used to report the financial position and operating results of each of these segments. The accounting policies of the individual segments are the same as those of the Company. Operating results by business segment are presented in the following table.

	As of and for the Years Ended
	12/31/2011	12/31/2010
	(Dollars in Thousands)
Net interest income, after loan loss provision:
Commercial Bank	$4,759	$4,746
Mortgage Bank	308	13
MCM	(134)	30
Other	(76)	—

Total net interest income, after loan loss provision	$4,857	$4,789

Non-interest income:
Commercial Bank	$462	$240
Mortgage Bank	3,423	154
MCM	6,519	7,397
Other	5	(42)

Total non-interest income	$10,409	$7,749

Total revenue:
Commercial Bank	6,220	6,715
Mortgage Bank	3,731	167
MCM	6,532	7,397
Other	5	(12)

Total revenue	16,488	14,267

Segment profit (loss):
Commercial Bank	$(3,373)	$(1,067)
Mortgage Bank	(191)	(598)
MCM	(2,196)	(290)
Other	(1,136)	(2,738)

Total segment loss before taxes	$(6,896)	$(4,693)

Segment assets:
Commercial Bank	$192,026	$151,547
Mortgage Bank	53,278	3,748
Intra-company eliminations	(46,592)	(4,372)

Total Bank	198,712	150,923
MCM	5,279	2,225
Other	(2,156)	(200)

Total segment assets	$201,835	$152,948

FINANCIAL CONDITION

Assets

        Assets at December 31, 2011 totaled $201.8 million, up $48.9 million (32%) from December 31, 2010. The significant increase in the Company's assets was driven almost entirely by growth in our loan portfolios, especially in our mortgage bank.

Time Deposits at Other Financial Institutions and Investment Securities

        The Bank invests in time deposits with other financial institutions as well as investment securities primarily to:

  •
  Provide the necessary liquidity to fund the Company's operations and meet its obligations and other commitments on a timely and cost efficient basis;

  •
  Mitigate the Company's interest rate risk; and

  •
  Generate interest income, albeit subject to the Company's liquidity needs, credit limits, and interest rate risk strategy.

        We absorbed a significant portion of our loan growth by redeploying cash from our interest-bearing deposits and investment securities into loan fundings. As a result, our interest-bearing deposits and investment securities decreased by $26.7 million (48%) to $28.8 million at December 31, 2011, compared with $55.5 million at December 31, 2010.

Time Deposits at Other Financial Institutions

        Our time deposit investments generally have terms of less than two years and are placed with financial institutions in amounts that are fully insured by the FDIC. As of December 31, 2011, the weighted average yield for the time deposits was 0.64% with a weighted average remaining life of approximately three months. As of December 31, 2010, the weighted average yield for the time deposits was 1.4% with a weighted average life of approximately six months.

Investment Securities

        As reflected in the following table, our securities portfolio as of December 31, 2011 consists primarily of securities issued by the U.S. government and government sponsored agencies (GSEs), as well as private label mortgage-backed securities.

	December 31, 2011		December 31, 2010		December 31, 2009
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
	(in thousands)
Held to Maturity
Municipal obligations	$—	0.0%	$498	3.2%	$498	3.2%
Available for Sale
U.S. government and agency securities:
Fixed rate note	—	0.0%	1,449	9.4%	1,449	9.4%
Mortgage-backed securities	7,337	63.9%	3,947	25.7%	3,947	25.7%
Private label mortgage-backed securities	4,149	36.1%	9,480	61.7%	9,480	61.7%

Total investments	$11,486	100.0%	$15,374	100.0%	$15,374	100.0%

        The following table reflects our investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses at December 31, 2011.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011:
Available-for-sale securities:
U.S. government and agency securities:
Fixed rate note	$—	$—	$—	$—
Residential mortgage-backed securities	7,057	280	—	7,337
Private label mortgage-backed securities	4,152	79	(82)	4,149

Total available-for-sale securities	$11,209	$359	$(82)	$11,486

        Our private label mortgage-backed securities ("MBS"), which include 13 securities totaling $4.2 million, had a net unrealized loss of $3 thousand or 0.1% of their book values as of December 31, 2011. Of this, nine securities totaling $1.7 million were rated investment grade and had an unrealized gain of $72 thousand or 4.3% of their book values and four securities totaling $2.5 million were rated below investment grade and had an unrealized loss of $74 thousand or 3.0% of their book values. At December 31, 2011, nine of our private label MBS, totaling $2.2 million, were issued by one issuer, which exceeded 10% of our equity.

        All of our MBS are backed by loans secured by first and second lien residential mortgage loans on single family residential 1-4 units. The Company's private label MBS were purchased at significant discounts to par, primarily in 2010, well after the collapse in home values that began in 2007. These securities were selected specifically because of the structure and collateral of each security significantly enhanced the repayment of both principal and interest cash flows at par. The weighted average purchase price of our MBS was 92.845% compared with the December 31, 2011 market-to-market value of 95.708%, an increase of 2.863%.

        The amortized cost, estimated fair value, and average yield of our debt securities at December 31, 2011 are shown by expected maturity period in the table below. The weighted average yields are based on the estimated effective yields at period end. The estimated effective yields are computed based on interest income at the coupon interest rate, adjusted for the amortization of premiums and accretion of discounts. Mortgage-backed securities are classified according to their estimated lives. Expected maturities may differ from contractual maturities because borrowers have the right to prepay their obligations.

	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted Average Yield
	(in thousands)
Due in One Year or Less	$3,052	$3,099	3.06%
Due from One Year to Five Years	5,223	5,392	2.94%
Due from Five Years to Ten Years	544	590	5.04%
Due after Ten Years	2,390	2,405	4.84%

	$11,209	$11,486	3.48%

        Net unrealized gains and losses on available-for-sale securities of $277 thousand and $335 thousand at December 31, 2011 and 2010, respectively, were included in accumulated other comprehensive income.

        During the year ended December 31, 2011, the Company sold $1.5 million in securities at a gain of $60 thousand and $2.9 million in securities at a loss of $15 thousand. During the year ended December 31, 2010, the Company sold $1.8 million in securities for a gain of $20 thousand.

        For additional information regarding the composition, maturities and yields of the security portfolio as of December 31, 2011, see Note 3 of the Notes to Consolidated Financial Statement in Item 8 of this document.

Loans

        Net loans totaled $155.8 million at December 31, 2011, up $64.9 million (71%) from December 31, 2010. Approximately three-quarters of this growth was generated by our mortgage bank, as reflected by the $48.9 million increase in loans held for sale compared with December 31, 2010. Loans held for investment, which were generated by our commercial bank, grew by $16.2 million (18%) compared with December 31, 2010.

Mortgage Bank Loans

        Our mortgage bank originates residential real estate mortgage loans with the intent to sell the majority of such loans to qualified investors. It also purchases existing funded residential real estate mortgage loans from qualified institutions with the intent to resell these loans to qualified investors. The Bank underwrites all purchased loans for credit and regulatory compliance prior to acquisition to ensure each loan is eligible for sale to government agencies or GSEs. Our mortgage bank typically sells the loans it originates or purchases within 30 days of funding. The Company uses hedging programs to manage the interest rate risk of its secondary marketing activities.

        The outstanding principal balances of our mortgage loan portfolios comprise approximately 32% of the contractual amount of principal owed by borrowers for our entire loan portfolio.

Commercial Bank Loans

        Our commercial bank extends credit to its customers in the form of commercial loans and lines of credit, commercial real estate, residential real estate, and consumer loans, as summarized below.

        Commercial and Industrial (C&I) loans:    C&I loans include loans, lines of credit, and letters of credit for commercial and corporate purposes. C&I loans, which are underwritten for a variety of purposes, generally are secured by accounts receivable, inventory, equipment, machinery, and other business assets. Commercial term loans typically have maturities of four years or less as well as interest rates that float in accordance with a designated published index. Commercial lines of credit generally have one-year terms and interest rates that float in accordance with a designated published index. Substantially all of the Bank's C&I loans are secured by the personal guarantees of the business owners. C&I loans are underwritten based on an evaluation of the borrower's ability to operate and expand the borrower's business prudently and profitably. Historic and projected cash flows are analyzed to determine the borrower's ability to repay their obligations as agreed. The creditworthiness of C&I loans is based primarily on the expected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. However, the actual cash flows from borrowers may differ significantly from projected amounts and the collateral securing these loans may materially fluctuate in value.

        Commercial real estate loans:    Commercial real estate loans are secured primarily by apartment buildings, office and industrial buildings, warehouses, small retail shopping centers and various special-purpose properties (e.g., restaurants, etc.). Although terms vary, commercial real estate loans generally have amortization periods of 25 to 30 years, balloon payments of five to ten years, and terms which provide that the interest rates thereon may be adjusted at least annually after the fixed-rate period, typically three to ten years, based on a designated index. Commercial real estate and multifamily real estate loan underwriting standards are governed by the Bank's loan policies in place at the time the loan is approved. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank's commercial real estate portfolio are diverse in terms of type and geographic location.

        Residential 1 - 4 family real estate loans:    Compared with typical commercial loans, residential real estate loans are generally comprised of smaller loans which have more homogenous characteristics. These loans typically have 30-year maturities, with a fixed rate of interest for the first five years and an adjustable interest rate thereafter, based on a designated index.

        Real estate construction loans:    Construction loans consist of real estate that is in the process of improvement. Repayment of these loans may be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction loans generally have terms of one year to eighteen months consistent with the anticipated construction period and interest rates based on a designated index. Substantially all construction loans have built in interest reserve accounts.

        Other loans:    These loans are primarily home equity line of credit loans, overdrafts and consumer loans.

        Commitments and Letters of Credit:    In the ordinary course of business, the Company may enter into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

        The following tables summarize our loans held for investment:

	December 31, 2011		December 31, 2010
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
	(in thousands)
Commercial loans	$36,481	34.6%	$28,697	32.2%
Commercial real estate loans	45,504	43.2%	48,115	53.9%
Residential real estate loans	5,644	5.4%	—	0.0%
Real estate—construction	4,059	3.8%	4,069	4.6%
Other loans	13,707	13.0%	8,355	9.3%

Total loans, including net loan costs	105,395	100.0%	89,236	100.0%

Allowance for loan losses	(1,970)		(1,877)

Net loans	$103,425		$87,359

	December 31, 2009		December 31, 2008		December 31, 2007
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
			(in thousands)
Commercial loans	$26,531	33.1%	$18,319	31.9%	$7,876	43.3%
Commercial real estate loans	46,055	57.5%	32,956	57.4%	9,293	51.1%
Residential real estate loans	—	0.0%	—	0.0%	—	0.0%
Real estate—construction	—	0.0%	—	0.0%	—	0.0%
Other loans	7,530	9.4%	6,167	10.7%	1,030	5.6%

Total loans, including net loan costs	80,116	100.0%	57,442	100.0%	18,199	100.0%

Allowance for loan losses	(1,202)		(975)		(269)

Net loans	$78,914		$56,467		$17,930

        As reflected in the above tables, our commercial loans and commercial real estate ("CRE") loans have historically comprised the majority of our commercial bank's total loan portfolios, representing 78% of total loans held for investment as of December 31, 2011.

        We do not have loans to foreign entities. In addition, we have not made loans to finance leveraged buyouts or for highly leveraged transactions. We do not have any concentrations in our commercial loan portfolio by industry or group of industries, except for the level of commercial loans that are secured by real estate. The following table provides a breakdown of our CRE portfolio by type of loan.

Composition of Commercial Real Estate Loans
As of December 31, 2011
(dollars in thousands)

	Balance	Percent of Total Loans
Owner Occupied	$9,586	9.1%
Investor Owned
Industrial	10,009	9.5%
Mixed Use	4,113	3.9%
Office	2,076	2.0%
Retail	12,110	11.5%
Multifamily	7,610	7.2%

Total Investor Owned	35,918	34.1%

Total Commerical Real Estate Loans	$45,504	43.2%

        Of the gross loans held for investment outstanding as of December 31, 2011, approximately 92% had adjustable rates that adjust daily based on changes in the nationally published prime rate. As reflected in the table below, 32% of these loans were due in one year or less, 18% were due in one to five years, and 50% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between borrower and the Company. Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table of commercial loan maturities is based on contractual maturities of each loan.

	Maturing
	Within One Year	One to Five Years	After Five Years	Total
	(in thousands)
Commercial	$25,392	$9,293	$1,796	$36,481
Commercial real estate	711	9,609	35,184	45,504
Residential real estate loans	—	—	5,644	5,644
Real estate-construction	4,059	—	—	4,059
Other Loans	3,631	60	10,016	13,707

Total	$33,793	$18,962	$52,640	$105,395

Loans with pre-determined interest rates	$1,471	$4,336	$3,079	$8,886
Loans with floating or adjustable rates	32,322	14,626	49,561	96,509

Total	$33,793	$18,962	$52,640	$105,395

        The following table reflects the Company's non-accrual loans at the end of each year indicated:

	December 31,
Non-accrual Loans	2011	2010	2009	2008	2007
	(in thousands)
Commercial and industrial	1,821	—	—	—	—
Personal	92	—	—	—	—

Total	$1,913	$—	$—	$—	$—

        See Note 4 in the Notes to Consolidated Financial Statements for additional information relative to the credit quality of the Company's loans held for investment.

Off-Balance Sheet Credit Commitments and Contingent Obligations

        We enter into or may issue financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. In both 2011 and 2010, these instruments primarily consisted of undisbursed loan commitments and forward buy/sell contracts, as discussed in more detail below. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee.

Commercial Bank Instruments With Off-Balance-Sheet Risk

        In the ordinary course of business, the Company's commercial bank enters into financial commitments to meet the financing needs of its customers, primarily through commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the Company's consolidated financial statements.

        The Company's exposure to loan loss in the event of nonperformance on commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in its consolidated financial statements. As of December 31, 2011, there were $26.4 million in undisbursed commercial loan commitments whose contractual amounts represent credit risk.

        The Company's reserve for commercial loan commitments totaled $60 thousand and $55 thousand as of December 31, 2011 and 2010, respectively.

Mortgage Bank Instruments with Off-Balance-Sheet Risk

        In order to mitigate interest rate risk, the Bank typically locks interest rates on loans held for sale at fair value prior to funding while simultaneously locking a price to sell the loans to investors. According to relevant accounting guidance, rate lock commitments with borrowers are derivatives and must be recorded at fair value. The Bank recorded a fair value gain of $487 thousand on a notional $31.1 million in rate lock commitments as of December 31, 2011.

        All mandatory obligations to sell or purchase loans at a specific price in the future are considered to be derivatives and must be recorded at fair value. Also, in the third quarter of 2011, the Bank elected to record all of its forward sale commitments at fair value provided such commitments qualified for fair value treatment and are not otherwise considered to be derivatives. The Bank recorded a fair value loss of $518 thousand on a notional $94.1 million in forward commitments as of December 31, 2011.

BOMC Instruments with Off-Balance-Sheet Risk

        In the normal course of business, BOMC effectuates buy and sell orders from customers in mortgaged backed to-be-announced ("TBA") securities. In order to mitigate principal risk, BOMC does not take a position in these transactions but rather arranges for simultaneous buyers and sellers for all transactions prior to executing either a buy trade or a sell trade. (BOMC's transactions are deemed to be "Riskless Principal Transactions" per Federal Reserve System Regulation Y, Part 225—Subpart C—Sec. 225.28.)

        TBAs, which provide for the delayed delivery of the underlying financial instruments, are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts related to these transactions reflect BOMC's volume and activity rather than the amounts at risk. Instead, the risk related to BOMC's TBA activity, which is due primarily to counterparty risk, is limited to the unrealized fair valuation gains recorded in the Consolidated Balance Sheets. These gains are substantially dependent upon the value of the underlying financial instruments and are affected by market forces such as market volatility and changes in interest rates.

        All of BOMC's transactions in TBAs with off-balance sheet risk outstanding at December 31, 2011 were short-term in nature with maturities of three months or less. The fair values of these derivative financial instruments are included in other assets in the net amount of $120 thousand on a notional $2.2 billion in forward contracts as of December 31, 2011. The unrealized gains are netted against unrealized losses on the Consolidated Statements of Operations.

        Included in the above amounts for BOMC are forward buy contracts with our mortgage bank at a gain of $375 thousand on a notional $39.4 million as of December 31, 2011.

Additional Information

        See Notes 14 and 19 in the Notes to Consolidated Financial Statements for additional information regarding the Company's off-balance sheet risk.

Non-Performing Assets

        The accrual of interest on loans typically is discontinued and the loan is placed on non-accrual status at the time the loan becomes 90-days delinquent. In some cases, loans can be placed on non-accrual status or be charged-off at an earlier date if collection of principal or interest is considered doubtful.

        Non-performing assets consist of non-performing loans and other real estate owned ("OREO"). Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past-due 90 days or more with respect to principal or interest, have not been restructured or placed on non-accrual status, and are accruing interest; and (iii) troubled debt restructurings. OREO is comprised of real estate acquired in satisfaction of a loan either through foreclosure or deed in lieu of foreclosure.

        As of December 31, 2011, non-performing assets consisted of four non-accrual commercial loans held for investment totaling $1.9 million and one 90-day delinquent mortgage loan available for sale at fair value which totaled $351 thousand. The Company had no non-performing assets at December 31, 2010, 2009, 2008, or 2007.

        The table below reflects the Company's loans held for investment on non-accrual status as of the end of the years indicated.

	As of December 31,
Non-accrual Loans	2011	2010	2009	2008	2007
	(in thousands)
Commercial and industrial	$1,821	$—	$—	$—	$—
Personal	92	—	—	—	—

Total	$1,913	$—	$—	$—	$—

        Although the four non-performing loans held for investment were current as of December 31, 2011, they have been placed on non-accrual status and deemed to be credit impaired with specific loan loss allowances of $485 thousand.

        A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The table below reflects the Company's impaired loans as of December 31, 2011. There were no impaired loans as of December 31, 2010, 2009, 2008, and 2007.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Personal	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial	$1,821	$1,821	$464	$484	$—	$—
Personal	92	92	21	61	—	—

Total	$1,913	$1,913	$485	$545	$—	$—

TDRs, which are described in Note 1 in the Notes to Consolidated Financial Statements, also are classified as impaired. As of December 31, 2011, the Company had three TDRs for which the required payment period was extended by six months to one year and their interest rates were increased by 1.5% to 2.0%. All TDRs were current in principal and interest payments due as of December 31, 2011. The Company had no TDRs at December 31, 2010, 2009, 2008, and 2007.

	Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Forgiven Principal	Lost Interest Income
	(in thousands)
Commercial and industrial	2	$121	$121	$—	$—
Consumer	1	92	92	—	—

Total	3	$213	$213	$—	$—

Allowance for Loan Losses and Credit Quality

        The allowance for loan losses is a valuation allowance for probable losses embedded in the Bank's existing loan portfolios as of the measurement date. In order to determine the adequacy of our loan loss allowance to absorb future losses, management performs periodic credit reviews of the loan portfolio. In so doing, management considers current economic conditions, historical credit loss experiences and other factors. Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to changes in economic, operating, and regulatory conditions, most of which are beyond the Company's control. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

        We categorize loans into various risk categories and employ a 10-point grading system to assess the inherent quality of our loan portfolio. Our risk categories and grading system are described in more detail in Note 4 of the Notes to Consolidated Financial Statements. Based on management's most recent analysis, the risk category of loans by type of loan as of December 31, 2011 and 2010 is as follows:

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial loans	$33,468	$736	$2,242	$35	$36,481
Commercial real estate	43,985	1,519	—	—	45,504
Residential real estate loans	5,644	—	—	—	5,644
Real estate—construction	4,059	—	—	—	4,059
Other loans	13,609	—	98	—	13,707

Total Loans	$100,765	$2,255	$2,340	$35	$105,395

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial loans	$25,065	$2,000	$1,632	$—	$28,697
Commericial real estate	41,547	1,884	—	—	43,431
Construction	8,753	—	—	—	8,753
Other loans	8,110	—	245	—	8,355

Total Loans	$83,475	$3,884	$1,877	$—	$89,236

        The following table provides a breakdown of the allowance for loan losses as of the end of the years indicated:

Allocation of the Allowance for Loan Losses

	December 31,
	2011		2010		2009		2008		2007
	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans
	(Dollars in Thousands)
Commercial loans	$990	34.6%	$553	32.2%	$552	33.1%	$975	31.9%	$269	43.3%
Commercial real estate	740	43.2%	1,059	53.9%	486	57.5%	—	57.4%	—	51.1%
Residential real estate	—	5.3%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Real estate—construction	55	3.9%	131	4.6%	70	0.0%	—	0.0%	—	0.0%
Other loans	185	13.0%	134	9.3%	94	9.4%	—	10.7%	—	5.6%

Total Loans	$1,970	100.0%	$1,877	100.0%	$1,202	100.0%	$975	100.0%	$269	100.0%

        At December 31, 2011, the Company's allowance for loan losses totaled $2.0 million or 1.87% of gross loans held for investment, compared with $1.9 million or 2.10% of gross loans held for investment at December 31, 2010.

        As of December 31, 2011, 88% of our total allowance is for commercial and commercial real estate loans, which comprised 78% of total loans held for investment. This compares with December 31, 2010, at which time these same loan portfolios comprised 86% of our total allowance and 86% of total loans held for investment.

        During the year ended December 31, 2011, we recognized net loan recoveries of $13 thousand. In 2010, the Bank recognized net charge-offs of $52 thousand, representing approximately 0.06% of the Company's average gross loan portfolio. The following table summarizes changes in our allowance for loan losses as well as the Company's loan loss experience for the periods indicated.

	For the Years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance at beginning of period	$1,877	$1,202	$975	$269	$—
Provision for loan losses	80	727	1,179	706	269
Charge-offs
Commercial	—	(100)	(967)	—	—
Commercial real estate	—	—	—	—	—
Construction real estate	—	—	—	—	—
Residential 1- 4 family real estate	—	—	—	—	—
Other	(2)	—	(23)	—	—

Total charge-offs	(2)	(100)	(990)	—	—
Recoveries
Commercial	14	47	37	—	—
Commercial real estate	—	—		—	—
Construction real estate	—	—		—	—
Residential 1- 4 family real estate	1	1	1	—	—

Other	15	48	38	—	—

Net recoveries (charge-offs)	13	(52)	(952)	—	—

Balance at end of period	$1,970	$1,877	$1,202	$975	$269

Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period	0.014%	(0.06)%	(1.49)%	—	—

        For the year ended December 31, 2011, our provision for loan losses totaled $80 thousand, compared with $727 thousand in 2010. Rather than reflecting increased risk in our loan portfolio, this year's provision was driven primarily by a $16.2 million (18%) growth in our loans held for investment(10). This year's provision was $647 thousand or 89% less than provisions recorded in 2010, primarily due to a recalibration of various risk factors and favorable changes in the credit performance of certain loans. Our risk factors were adjusted favorably in 2011 due to increased depth in managerial experience as well as improved loan reviews, as evidenced by external third-party reviews. The improved credit performance of our loan portfolio was reflected by a $4.2 million or 47% decline in loans risk graded as either "pass-watch" or non-pass, which comprised 4% of our loans held for investment as of December 31, 2011 compared with 10% at the end of the 2010.

(10)
Consistent with industry practice, the Bank sets aside reserves for all loans held for investment, including performing new loans with no known credit issues.

        As reflected in the table below, all of our loans held for investment were current as of December 31, 2011.

	December 31, 2011
	Current	30 to 59 Days	60 to 89 Days	Greater than 90 Days	Total
	(in thousands)
Commercial loans	$36,481	$—	$—	$—	$36,481
Commercial real estate loans	45,504	—	—	—	45,504
Residential real estate loans	5,644	—	—	—	5,644
Real estate—construction	4,059	—	—	—	4,059
Other loans	13,707	—	—	—	13,707

Total loans, including net loan costs	$105,395	$—	$—	$—	$105,395

	December 31, 2010
	Current	30 to 59 Days	60 to 89 Days	Greater than 90 Days	Total
	(in thousands)
Commercial loans	$28,697	$—	$—	$—	$28,697
Commercial real estate loans	48,115	—	—	—	48,115
Residential real estate loans	—	—	—	—	—
Real estate—construction	2,712	1,357	—	—	4,069
Other loans	8,355	—	—	—	8,355

Total loans, including net loan costs	$87,879	$1,357	$—	$—	$89,236

        A discussion of our loans on non-accrual status can be found in "Non-Performing Assets" within "FINANCIAL CONDITION."

        A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The table below reflects our impaired loans as of December 31, 2011. We had no impaired loans as of December 31, 2010.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Personal	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial	$1,821	$1,821	$464	$484	$—	$—
Personal	92	92	21	61	—	—

Total	$1,913	$1,913	$485	$545	$—	$—

        There were no other potential problem loans other than what has been disclosed in the above discussions.

Deposits and Borrowed Funds

        The Company's deposits at December 31, 2011 totaled $169.7 million, up $47.5 million (39%) compared with year-end 2010. Most of the increase in deposits occurred in certificates of deposits (CDs), which grew by $39.2 million (104%) to $76.8 million. The significant increase in our deposits reflected the Company's additional funding requirements arising a $48.9 million increase in our mortgage loans held for sale which, in turn, typically are sold within 30 days. Therefore, in order to mitigate risk, we utilized wholesale deposit channels to generate additional short-term CDs, thereby approximating a "matched-funding" strategy for our mortgage banking business. To this end, we increased our wholesale CDs by $37.7 million, of which $37.0 million had one-month maturities. We also replaced $4.5 million in existing longer-term wholesale deposits with wholesale deposit accounts that had two-month maturities.

        The following table sets forth the amount of deposits outstanding by category at December 31, 2011 and 2010:

			Variance
	December 31, 2011	December 31, 2010
(dollars in thousands)			Dollars	Percent
Deposit Classifications:
Non-interest bearing deposits	$51,736	$52,894	$(1,158)	(2.2)%
Interest bearing demand	4,599	3,165	1,434	45.3%
Savings and money market	36,545	28,556	7,989	28.0%
Certificate of deposit $100,000 and over	37,387	33,934	3,453	10.2%
Certificate of deposit less than $100,000	39,433	3,696	35,737	966.9%

Total deposits	$169,700	$122,245	$47,455	38.8%

        As of December 31, 2011, certificates of deposit comprised 45% of the Company's total deposits, of which 97% of had balances of $100,000 or more and 84% had maturities of three months or less.

	As of December 31, 2011
	Less than $100,000	Greater Than or Equal to $100,000	Total
		(in thousands)
Three months or less	$678	$46,141	$46,819
Over three and through twelve months	1,471	16,516	17,987
Over twelve months	384	11,630	12,014

Total	$2,533	$74,287	$76,820

        Approximately 27% of the Company's time deposits were generated organically(11), most of which mature in 2012. The following table reflects the remaining scheduled maturities of the Company's time deposits by calendar year and source as of December 31, 2011:

	Time Deposit Maturities by Funding Source As of December 31, 2011
	Organic(a)	Listed(b)	Broker(c)	CDARS(d)	Total
	(in thousands)
2012	$15,877	$11,929	$37,000	$—	$64,806
2013	4,127	2,690	—	—	6,817
2014	25	250	—	—	275
2015	445	—	—	—	445
2016	—	4,477	—	—	4,477

Total	$20,475	$19,346	$37,000	$—	$76,820

(a)
Organic deposits are deposits held by the Company's commercial and retail banking customers.

(b)
Listed deposits are deposits held by other financial institutions.

(c)
Broker deposits are certificates of deposit purchased from a broker acting as an agent for depositors.

(d)
CDARS are deposits sourced through Certificate of Deposit Account Registry Service.

        As of December 31, 2011, borrowings totaled $10.5 million, up $6.0 million (134%) compared with December 31, 2010. Of this increase, $5 million represented the Company's borrowings pursuant to a Credit Agreement with Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P. This loan accrues interest at the rate of 5.00% and is due in June 2012. The Company used these proceeds to make a $5 million loan to MCM, almost all of which was used by MCM to infuse capital into its various subsidiaries in order to grow business volumes and increase revenues. (See Note 9 in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.)

        In addition to the Credit Agreement, the Bank also entered into a $1.1 million mortgage loan in April 2011 for a future branch location in Manhattan Beach, California with interest-only payments at 5.00%, due in full on April 5, 2021. There was no mortgage payable outstanding at December 31, 2010. The total cost of the branch, including renovations, is expected to be approximately $2.9 million, and it is expected to open in the summer of 2012.

        The Bank also utilizes advances from the FHLB as a funding source. The maximum amount the Bank may borrow under this arrangement is limited to the lesser of a percentage of eligible collateral or 25% of the Bank's total assets. Outstanding advances were $4.5 million at both December 31, 2011 and 2010. Based on eligible collateral available as of December 31, 2011, the Company's total borrowing capacity from the FHLB was $31.7 million. FHLB advances as of December 31, 2011 were collateralized by loans with unpaid principal balances of $53.9 million and a market value of $48.8 million (as determined by the FHLB) and securities with a market value of $7.2 million.

(11)
Organic deposits are deposits held by the Company's commercial and retail banking customers (i.e., non-wholesale).

        At December 31, 2011, the scheduled maturity of the Company's FHLB advances is as follows:

	Interest
Amount	Rate	Type	Maturity Date
(in thousands)
$4,500	4.38%	Fixed	6/27/2013

$4,500

        The following table reflects the Company's short-term borrowings for the periods indicated:

	End of Perod			Average
			Maximum Month- end Outstanding Balance during the Period
	Balance Outstanding	Rate		Balance Outstanding	Rate
	(dollars in thousands)
2011
Short term FHLB advances and other borrowings	$—	—	$5,000	$2,214	10.12%
2010
Short term FHLB advances and other borrowings	—	—	7,500	63	0.04%
2009
Short term FHLB advances and other borrowings	$7,500	0.04%	$7,500	$92	0.10%

Liquidity and Liquidity Management

        The adequacy of the Company's liquidity is favorably reflected in its interest-bearing overnight deposit balances at a level that would cushion unexpected increases in loans or decreases in customer deposits. During 2011, we had an average balance of $23.5 million in interest-bearing overnight deposit balances, representing 16% of our average assets. During 2010, we had an average balance of $16.5 million in interest-bearing overnight deposit balances, representing 13% of our average assets.

        As of December 31, 2011 and 2010, liquid assets(12) represented 19% and 46% of our total deposits, respectively. The decline in this ratio reflects the redeployment of liquid assets in higher-yielding loans, primarily generated by our mortgage bank. The 19% ratio at year-end 2011 was deemed adequate for managing the Company's liquidity, especially given the "matched-funding" strategy being employed for our mortgage bank. (See "Deposits and Borrowed Funds" for further details.)

        While liquidity has not been a major concern in either 2011 or 2010, management has established secondary sources of liquidity in addition to the previously noted borrowing capacity at the FHLB. At present, the Company maintains a line of credit totaling $3 million with a correspondent bank for obtaining overnight funds. (This line is subject to availability and has restrictions as to the number of days funds can be used each month.) Another method that the Bank currently has available for acquiring additional deposits is through the use of "reciprocal brokered deposits" through the CDARS program. No deposits through CDARS were outstanding as of December 31, 2011 or 2010.

        The Bank monitors concentrations of funds which are provided by a single investor or from a single related source on a monthly basis to assist in its assessment of liquidity. As of December 31, 2011 there

(12)
Liquid assets include cash, federal funds sold, interest-bearing deposits in other financial institutions, and available-for-sale investment securities that have not been pledged as collateral.

were nine relationships representing approximately 26% of the Company's total deposits, excluding brokered deposits.

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

        As discussed in Note 15 in the Notes to Consolidated Financial Statements, our capital exceeded the minimum regulatory requirements and exceeded the regulatory definition required to be "well capitalized" as defined in the regulations issued by our regulatory agencies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable for smaller reporting companies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Manhattan Bancorp and subsidiaries

        We have audited the accompanying consolidated balance sheet of Manhattan Bancorp and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, total equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Bancorp and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Los Angeles, CA
March 30, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Manhattan Bancorp and Subsidiaries
El Segundo, California

        We have audited the accompanying consolidated balance sheet of Manhattan Bancorp and Subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Bancorp and Subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 30, 2011

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Cash and due from banks	$2,930,427	$1,845,808
Federal funds sold/interest-bearing demand funds	16,761,111	37,249,872

Total cash and cash equivalents	19,691,538	39,095,680
Time deposits-other financial institutions	594,000	2,868,000
Investments securities-available for sale, at fair value	11,486,080	14,875,814
Investments securities-held to maturity	—	497,521
Loans held for sale, at fair value	51,450,663	—
Loans held for sale, at lower of cost or fair value	913,890	3,512,417
Loans held for investment	105,395,058	89,236,265
Allowance for loan losses	(1,969,912)	(1,877,133)

Net loans	103,425,146	87,359,132

Total loans, net	155,789,699	90,871,549
Property and equipment, net	4,716,258	1,259,457
Federal Home Loan Bank and Federal Reserve Bank stock	1,132,050	1,155,600
Investment in Limited Partnership Fund	2,638,402	—
Accrued interest receivable and other assets	5,787,453	2,324,602

Total assets	$201,835,480	$152,948,223

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing demand	$51,735,925	$52,893,770
Interest bearing:
Demand	4,599,128	3,165,267
Savings and money market	36,544,492	28,556,155
Certificates of deposit equal to or greater than $100,000	37,386,891	33,934,109
Certificates of deposit less than $100,000	39,433,339	3,696,069

Total deposits	169,699,775	122,245,370
FHLB advances and other borrowings	10,546,628	4,500,000
Incentives payable	862,791	469,499
Accrued interest payable and other liabilities	3,202,224	1,403,321

Total liabilities	184,311,418	128,618,190

Commitments and contingencies (Note 14)	—	—
Stockholders' equity
Manhattan Bancorp stockholders' equity:
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, none in 2011 and 2010	—	—
Common stock-no par value; 30,000,000 shares authorized; issued and outstanding, 3,997,631 in 2011 and 3,987,631 in 2010	38,977,282	38,977,282
Additional paid-in capital	2,337,168	2,162,124
Unrealized gain on available-for-sale securities	277,493	334,773
Accumulated deficit	(23,605,171)	(17,347,612)

Total Manhattan Bancorp stockholders' equity	17,986,772	24,126,567
Non-controlling interest	(462,710)	203,466

Total equity	17,524,062	24,330,033

Total liabilities and stockholders' equity	$201,835,480	$152,948,223

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Operations

	For the Year ended December 31,
	2011	2010
Interest income
Interest and fees on loans	$5,237,034	$5,259,952
Interest on investment securities	751,766	1,167,534
Interest on federal funds sold	54,562	38,606
Interest on time deposits-other financial institutions	36,039	51,992

Total interest income	6,079,401	6,518,084

Interest expense
NOW, money market and savings	181,988	228,626
Time deposits	496,331	573,714
FHLB advances and other borrowed funds	463,916	199,873

Total interest expense	1,142,235	1,002,213

Net interest income	4,937,166	5,515,871
Provision for loan losses	80,300	727,230

Net interest income after provision for loan losses	4,856,866	4,788,641

Non-interest income
Whole loan sales and warehouse lending fees	914,415	1,652,186
Advisory income	677,918	731,902
Trading income	4,573,284	4,972,413
Gain on rate lock commitments	486,932	—
Losses on forward sale commitments	(517,504)	—
Fair value adjustments on loans held for sale	1,154,982	—
Gain on sale of loans	2,130,088	35,753
Other mortgage related income	309,671	118,231
Other bank fees and income	633,921	219,401
Gain on sale of securities	44,799	19,528

Total non-interest income	10,408,506	7,749,414

Non-interest expense
Compensation and benefits	14,797,930	11,770,519
Occupancy and equipment	1,605,909	1,109,607
Technology and communication	1,830,202	1,417,203
Professional fees	1,905,602	1,420,780
Impairment of subsidiary goodwill	279,391	—
Other non-interest expenses	1,742,763	1,513,337

Total non-interest expenses	22,161,797	17,231,446

Loss before income taxes	(6,896,425)	(4,693,391)
Provision for income taxes	27,310	4,128

Net loss	$(6,923,735)	$(4,697,519)

Less: Net (loss) gain attributable to the non-controlling interest	(666,176)	(87,444)

Net loss attributable to common stockholders of Manhattan Bancorp	$(6,257,559)	$(4,610,075)

Weighted average number of shares outstanding (basic and diluted)	3,993,850	3,987,631

Basic and diluted loss per share	$(1.57)	$(1.16)

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Changes in Total Equity

for the years ended December 31, 2011 and 2010

	Common Stock					Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit		Non- controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2009	3,987,631	$38,977,282	$1,566,396	$—	$(12,737,537)	$305,152	$290,910	$28,402,203
Share-based compensation expense			595,728					595,728
Unrealized gain on investment securities, net of reclassification of realized gains of $19,528				29,621		29,621		29,621
Net loss				(4,610,075)	(4,610,075)		(87,444)	(4,697,519)

Total comprehensive loss				(4,580,454)

Balance at December 31, 2010	3,987,631	38,977,282	2,162,124		(17,347,612)	334,773	203,466	24,330,033
Share-based compensation expense	10,000		175,044					175,044
Unrealized loss on investment securities, net of reclassification of realized gains of $44,799				(57,280)		(57,280)		(57,280)
Net loss				(6,257,559)	(6,257,559)		(666,176)	(6,923,735)

Total comprehensive loss				$(6,314,839)

Balance at December 31, 2011	3,997,631	$38,977,282	$2,337,168		$(23,605,171)	$277,493	$(462,710)	$17,524,062

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(6,923,735)	$(4,697,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Loans originated or purchased for sale	(184,716,535)	(8,964,050)
Proceeds from sales of loans	139,149,469	5,487,803
Gain on sales of loans	(2,130,088)	(35,753)
Gain on sale of investments	(44,799)	(19,528)
Valuation adjustment on loans held for sale	(1,154,982)	—
Fair value adjustment on interest rate lock commitments	(486,932)	—
Fair value adjustment on forward sale commitments	517,504	—
Increase in servicing asset on loans sold	(38,301)	—
Impairment of subsidiary goodwill	279,391	—
Earnings on limited partnership fund	(138,402)	—
Net amortization of discounts and premiums on securities	(191,298)	(388,953)
Depreciation and amortization	441,552	393,841
Provision for loan losses	80,300	727,230
Share-based compensation	175,044	595,728
Increase in accrued interest receivable and other assets	(2,603,964)	(251,858)
Increase in accrued interest payable and other liabilities	1,661,888	880,172

Net cash used in operating activities	(56,123,888)	(6,272,887)

Cash flows from investing activities
Net increase in loans	(16,111,056)	(9,173,254)
Decrease in time deposits—other financial institutions	2,274,000	594,000
Increase in deposit for securities clearing	(600,241)	—
Proceeds from principal payments, calls and maturities of investment securities	7,885,250	12,470,120
Purchase of investments	(8,310,562)	(15,314,798)
Proceeds from sales of investment securities	4,491,383	1,764,137
Investment in limited partnership fund	(2,500,000)	—
Redemption of Federal Reserve and Federal Home Loan Bank stock	118,550	119,050
Purchase of Federal Home Loan Bank stock	(95,000)	—
Purchase of premises and equipment	(2,786,983)	(371,358)

Net cash used in investing activities	(15,634,659)	(9,912,103)

Cash flows from financing activities
Net increase (decrease) in:
Demand deposits	(1,157,845)	23,246,571
NOW, savings and money market accounts	9,422,198	9,795,831
Certificates of deposit equal to or greater than $100,000	3,452,782	(20,417,792)
Certificates of deposit less than $100,000	35,737,270	(1,299,232)
Increase (decrease) in FHLB advances and other borrowings	4,900,000	(7,500,000)

Net cash provided by financing activities	52,354,405	3,825,378

Net decrease in cash and cash equivalents	(19,404,142)	(12,359,612)

Cash and cash equivalents at beginning of period	39,095,680	51,455,292

Cash and cash equivalents at end of period	$19,691,538	$39,095,680

Supplementary information:
Interest paid	$915,675	$1,013,453

Income taxes paid	$29,980	$4,128

Non-cash investing activities:
Purchase of land financed with mortgage	$1,100,000	$—

The accompanying notes are an integral part of these financial statements.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements of Manhattan Bancorp (the "Bancorp") and its wholly-owned subsidiaries, Bank of Manhattan, N.A. (the "Bank") and MBFS Holdings, Inc. ("MBFS"), together referred to as the "Company" have been prepared in accordance with Article 8 of Regulation S-X. On October 1, 2009, the Bancorp, through its wholly-owned subsidiary MBFS, acquired a 70% interest in BOM Capital, LLC ("BOMC," formerly Bodi Capital LLC), a mortgage-centric institutional broker-dealer. On November 30, 2010, a recapitalization and restructuring was completed whereby a newly-formed limited liability company, Manhattan Capital Markets LLC ("MCM"), acquired 100% of BOMC in a multi-step transaction. MBFS holds a 70% interest in MCM. References throughout the remainder of this Annual Report on Form 10-K to MCM shall be deemed to include BOMC and MCM's other direct and indirect subsidiaries.

Nature of Operations

        Manhattan Bancorp is a bank holding company organized under the laws of the state of California. Its principal subsidiary, Bank of Manhattan, N.A., is a national banking association located in the South Bay area of Southern California that offers relationship banking services and residential mortgages to entrepreneurs, family-owned and closely-held middle market businesses, real estate investors and professional service firms. Deposits with the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the applicable limits of the law. The Bank is a member bank of the Federal Reserve System.

Basis of Financial Statement Presentation

        The consolidated financial statements include the accounts of Bancorp and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and general industry practices.

Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impaired investments and loans (including troubled debt restructurings), gains from mortgage banking activities, and the valuation of deferred tax assets.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Certain amounts in prior presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported shareholders' equity, net loss or loss per share amounts.

Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash, non-interest deposits at other financial institutions, federal funds sold including interest-bearing deposits held at the Federal Reserve Bank for and on behalf of the Bank. Cash on hand or on deposit with the Federal Reserve Bank is used to meet regulatory reserve and clearing requirements.

Cash and Due from Banks

        Banking regulations require all banks to maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The reserve required to be maintained at the Federal Reserve Bank was $1.4 million and $0.7 million at December 31, 2011 and 2010, respectively. The Bank may maintain deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Federal funds sold are similar to uncollateralized loans. Management regularly evaluates the credit risk of these transactions and believes that the Company is not exposed to any significant credit risk on cash or cash equivalents.

Interest-earning Deposits at Other Financial Institutions

        Interest-earning deposits in other financial institutions represent short term deposits that mature over a period of no more than 12 months. Investment balances are maintained within federal deposit insurance limits.

Investment Securities

        Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

        Investments not classified as held-to-maturity securities are classified as available-for-sale securities. Under the available-for-sale classification, securities can be sold in response to a variety of situations, including but not limited to changes in interest rates, fluctuations in deposit levels or loan demand, liquidity requirements, or the need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income (loss) and reported as an amount net of taxes as a separate component of accumulated other comprehensive income (loss) included in shareholders' equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains and losses on sales of available-for-sale securities are recorded using the specific identification method.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        At each reporting date, investment securities are assessed to determine whether there is any other-than-temporary impairment. The classification of other-than-temporary impairment depends on whether the Company intends to sell the security before recovery of its cost basis, and on the nature of the impairment. If the Company intends to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, it would be required to record an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost. If a security is determined to be other-than-temporarily impaired but the Company does not intend to sell the security, only the credit component of impairment is recognized in earnings and the impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income. The cost basis of any other-than-temporarily impaired security is written down by the amount of any impairment adjustment recognized in earnings.

Loans Held for Sale at Fair Value

        In the third quarter of 2011, the Company elected prospectively to record its loans held for sale at fair value for all loans prospectively originated by the Company and held for sale as well as all loans which were both purchased and hedged. Valuation gains and losses are recorded through earnings. Loans originated by the Company and held for sale typically are sold within 30 days after origination. The unpaid principal balance of loans held for sale at fair value at December 31, 2011 was $50.4 million.

Loans Held for Sale at Lower of Cost or Fair Value

        Certain mortgage loans originated for sale in the secondary market that are not hedged are carried at the lower of historic cost or fair value. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Interest on Loans

        Interest income is recognized on an accrual basis daily and credited to income based on the principal amount outstanding. The accrual of interest on a loan typically is discontinued at the time the loan becomes 90-days delinquent. In some cases, loans can be placed on non-accrual status or be charged-off at an earlier date if collection of principal or interest is considered doubtful. For all interest income that has been accrued but not yet collected, if a loan is either placed on a non-accrual status or has been charged-off, the unpaid accrued interest receivable is reversed against interest income. Subsequently, collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Nonaccrual loans may be returned to accrual status when principal and interest income become current and when the borrower is able to demonstrate payment performance for a sustained period, typically for six months.

Loans Held for Investment

        The Company currently extends credit to its customers in the form of commercial, commercial real estate, residential real estate, and consumer loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of unearned income.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

        Most of the Company's loan activity is with customers located in Southern California. Accordingly, the Company's exposure to credit risk is significantly affected by changes in the economy of this area. The Company has no significant industry concentrations.

Allowance for Loan Losses

        The allowance for loan losses is a valuation allowance for probable losses embedded in the Company's existing loan portfolios as of the measurement date. In order to determine the adequacy of our loan loss allowance to absorb future losses, management performs periodic credit reviews of the loan portfolio. In so doing, management considers current economic conditions, historical credit loss experiences and other factors. Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to changes in economic, operating, and regulatory conditions, most of which are beyond the Company's control. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

        When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment (see Note 4). Loss estimates are reviewed periodically and, as adjustments become necessary, they are recorded in the results of operations in the periods in which they become known. The allowance is increased by provisions for loan losses which, in turn, are charged to expense. The balance of a loan deemed uncollectible is charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

        Commitments to extend credit, commercial letters of credit, and standby letters of credit are recorded in the financial statements when they become payable. The credit risk associated with these commitments, when indistinguishable from the underlying funded loan, is considered in our determination of the allowance for loan losses. Other liabilities in the balance sheet include the portion of the allowance which was distinguishable and related to undrawn commitments to extend credit.

        The allowance consists of specific and general components. The specific component relates to individual loans that are classified as impaired on a case-by-case basis. The general component of the Company's allowance for loan losses, which covers potential losses for all non-impaired loans, typically is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company with consideration also given to peer bank loss experience. This historic loss experience is supplemented with the consideration of how current factors and trends might impact each portfolio segment. These factors and trends include the current levels of, and trends in: delinquencies and impaired loans; charge-offs and recoveries; changes in underwriting standards; changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit and geographic concentrations.

        In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and such agencies may require the Company to recognize additional provisions to the allowance based upon judgments that differ from those of management.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impaired Loans

        A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Troubled debt restructurings ("TDRs"), which are described in more detail below, also are classified as impaired.

        Commercial and commercial real estate loans classified as substandard or doubtful are individually evaluated for impairment. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, may collectively be evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

        If a loan is classified impaired, a specific reserve is recorded for the loan equal to the difference between the loan's carrying value and the present value of estimated future cash flows using the loan's effective rate or at the fair value of collateral if repayment is expected solely from the collateral. TDRs are identified separately for impairment disclosures, as described in more detail below.

Troubled Debt Restructurings

        A TDR is a loan for which the Company grants a concession to the borrower that the Company would not otherwise consider due to a borrower's financial difficulties. A loan's terms which may be modified or restructured due to a borrower's financial difficulty include, but are not limited to, a reduction in the loan's stated interest rate below the market rate for a borrower with similar credit characteristics, an extension of the loan's maturity, and/or a reduction in the face amount of the debt. The amount of a debt reduction, if any, is charged off at the time of restructuring. For other concessions, a specific reserve typically is recorded for the difference between the loan's book value and the present value of the TDR's expected future cash flows discounted at the current market rate for loans with similar terms, conditions, and credit characteristics. This specific reserve is accreted into interest income over the expected remaining life of the TDR using the interest method. TDRs typically are placed on non-accrual status until a sustained period of repayment performance, usually six months or longer. However, the borrower's performance prior to the restructuring, or other significant events at the time of restructuring, may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

        Subsequent to being restructured, a TDR may be classified "substandard" or "doubtful" based on the borrower's repayment performance as well as any other changes in the borrower's creditworthiness. Loans that were paid current at the time of modification may be upgraded in their classification after a sustained period of repayment performance, usually six months or longer. TDRs are identified separately for

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at the time of restructuring. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For any TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

        The Company also sells participating interests, as defined in applicable accounting guidance, in loans to other banks to allow the Company to service customers with needs in excess of the Company's limit on loans to a single borrower and, occasionally, to provide funds for additional lending or to increase liquidity. Under most agreements, the Company continues to service the loans and the buyer receives its share of principal collected together with interest at an agreed-upon rate.

Gains From Mortgage Banking Activities

        Mortgage banking activity income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower and sells the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the commitment after considering the contractual loan origination-related fees, estimated sale premiums, direct loan origination costs and the estimated fair value of the expected net future cash flows associated with servicing of loans. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments and loans held for sale that occur during their respective holding periods. Substantially all the gains or losses are recognized during the loan holding period as such loans are recorded at fair value. Mortgage servicing rights are recognized as assets based on the fair value upon the sale of loans when the servicing is retained by the Company.

        The Company records an estimated liability for obligations associated with loans sold which it may be required to repurchase due to breaches of representations and warranties, early payment defaults or to indemnify an investor for loss incurred which the investor attributes to underwriting or other issues that the Company is responsible for. The Company periodically evaluates the estimates used in calculating these expected losses and adjustments are reported in earnings. As uncertainty is inherent in these estimates, actual amounts paid or charged off could differ from the amount recorded. The provision for repurchases is recorded in miscellaneous loan expense in the consolidated statements of operations.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Servicing Asset

        The Company's mortgage bank recorded a servicing asset of $38 thousand in connection with the sale of $2.9 million in loans in December of 2011. The servicing asset was recorded based on its fair market value on the date of sale.

Gains and Losses on Riskless Principal Transactions

        The Company trades for its own account on a riskless principal transactions basis to effectuate buy and sell orders for its customers. The Company does not take a position in these transactions but rather arranges for simultaneous buyers and sellers for all transactions prior to executing either a buy trade or a sell trade. (BOMC's transactions are deemed to be "Riskless Principal Transactions" per Federal Reserve System Regulation Y, Part 225—Subpart C—Sec. 225.28.) Gains and losses on riskless principal securities transactions, related clearing expenses, and commissions are recorded on a trade-date basis as securities transactions occur.

Whole Loan Broker Fees

        The Company acts as agent on certain transactions involving whole loan mortgages, matching prospective buyers and sellers for these transactions. Fees earned on these transactions are accounted for on the date cash is received, which is on or shortly after the settlement date of the transaction. Until such time, the probability that the transaction may be abandoned is relatively high for a number of reasons including the fact that the loan population will not meet the buyer's requirements.

Property and Equipment

        The Company purchased land to be developed for a future branch during 2011, which was recorded at cost. Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is recorded in amounts that relate the cost of depreciable assets to operations over the estimated service lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements but not more than the remaining lease term, whichever is shorter. The straight-line method of depreciation is followed for financial reporting purposes, while both accelerated and straight-line methods are followed for income tax reporting purposes. Outlays for material improvements and major repairs are capitalized; expenses for ordinary repairs and maintenance are charged to operations as incurred.

Federal Home Loan Bank and Federal Reserve Stock

        The Company is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of loans eligible to be pledged and advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment in accordance with Accounting Standards Codification ("ASC") 942-325-35. In accordance with this guidance, the stock's value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as (a) the significance of the decline in net assets of the FHLB as compared to the capital stock

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. No impairment losses have been recorded during the years ended December 31, 2011 and 2010. Cash and stock dividends on FHLB stock are recorded as income when received. In addition, the Company is a member of the Federal Reserve Bank and is also required to maintain a minimum investment in Federal Reserve Bank stock which is also recorded at cost.

Impairment of Goodwill

        Goodwill totaling $279 thousand was recorded on BOMC's balance sheet when it was acquired by MBSF in 2009. In the third quarter of 2011, all of BOMC's goodwill was determined to be impaired because, under current accounting guidance, the Company was unable to demonstrate that BOMC's current market value was sufficient to support the carrying value of goodwill. As a result, the entire $279 thousand balance of goodwill was charged off during the third quarter of 2011.

Other Real Estate Owned

        It is the Company's policy that any real estate properties acquired through, or in lieu of, loan foreclosure be initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. After foreclosure, valuations would be periodically performed by management and the real estate would be carried at the lower of cost or fair value minus costs to sell. Any revenues and expenses from operations and additions to the valuation allowance would be included in other expenses. The Company did not have any Other Real Estate Owned at December 31, 2011 or 2010.

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

        The Company establishes a valuation reserve for its deferred tax assets. A valuation allowance was recorded for the total net amount of the Company's deferred tax asset at December 31, 2011 and 2010 due to the Company's net loss history.

        The Company records the tax benefits from an uncertain tax position in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by taxing authorities. Management believes that all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        Advertising costs are expensed as incurred.

Other Comprehensive Income (Loss)

        Changes in unrealized gain (loss) on available-for-sale securities are the only component of other comprehensive income and Accumulated Other Comprehensive Income (Loss) for the Company.

Loss Contingencies

        Loss contingencies, other than loss contingencies related to loans, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements as of December 31, 2011.

Loss per Share

        Basic loss per share represents the loss reported to common stockholders divided by the weighted average number of shares of common stock outstanding during the periods reported on the Statements of Operations. Diluted loss per share does not include any effects of common stock equivalents as they would be dilutive due to the Company's net loss.

        There were no potential dilutive securities as of December 31, 2011 or 2010 other than stock options awarded to employees of the Company and its subsidiaries. At December 31, 2011 and 2010, there were 585,693 and 564,491 stock options outstanding, respectively. However, these stock options were considered to be anti-dilutive because their exercise price exceeded the market value of the Company's shares. (See Note 11 for further details on the Company's share-based compensation.)

        The weighted average number of shares used to calculate loss per share for the years ended December 31, 2011 and 2010 was 3,993,850 and 3,987,631, respectively.

Equity Compensation Plans/Share-based Compensation

        The Manhattan Bancorp 2010 Equity Incentive Plan ("2010 Plan"), which was approved on March 25, 2010, provides for the issuance of up to 444,348 shares of the Bancorp's authorized and unissued common stock. The 2010 Plan expires on March 25, 2020. Options granted and outstanding under the 2010 Plan totaled 197,081 as of December 31, 2011. Prior to the adoption of the 2010 Plan, options were granted under the Manhattan Bancorp 2007 Stock Option Plan ("2007 Plan"), which terminated upon the approval of the 2010 Plan. Options granted and still outstanding under the 2007 Plan totaled 388,612 as of December 31, 2011.

        The Company recognizes the cost of recipient service received in exchange for awards of stock options, or other equity instruments in the consolidate statements of income over the vesting period of the award. The plans provide that each option must have an exercise price not less than the fair market value of the stock at the date of grant, have a term no longer than ten years, and vest as determined by the Board of Directors. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Bancorp's common stock at the date of grant is used for restricted stock awards.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Operating Segments

        The Company segregates its operations into four primary segments: mortgage banking operations ("mortgage bank"), non-mortgage banking operations ("commercial bank"), non-banking financial operations ("MCM"), and other operations ("other"), which includes the holding company, MBSF, and eliminations between the Company's bank and non-bank segments. Internal financial information is used to report the financial position and operating results of each of these segments and is disclosed in a separate footnote.

Derivatives and Hedging

        The Company utilizes derivatives for hedging purposes to mitigate interest rate risk. The Company does not utilize derivatives on a speculative basis.

        To this end, the Company typically locks interest rates on loans held for sale at fair value prior to funding while simultaneously locking a price to sell the loans to investors. According to relevant accounting guidance, rate lock commitments with borrowers are derivatives and must be recorded at fair value.

        All mandatory obligations to sell or purchase loans at a specific price in the future are considered to be derivatives and must be recorded at fair value. In the third quarter of 2011, the Company elected to record all of its forward sale commitments at fair value provided such commitments qualified for fair value treatment and are not otherwise considered to be derivatives.

        In the third quarter of 2011, the Company elected prospectively to record its loans held for sale at fair value for all loans originated prospectively by the Company and held for sale as well as all loans which were both purchased and hedged.

New Accounting Pronouncements

        In April of 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-02, Receivables (Topic 310), A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 requires that, in evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. ASU 2011-02 clarifies the guidance on whether a lender has granted a concession, and on the lender's evaluation of whether a borrower is experiencing financial difficulties. ASU 2011-02 is effective for interim and annual periods ending after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. Thus, the Company was required to apply the new guidance to determine whether modifications that were not previously considered TDRs and that have occurred since the beginning of the year would now be

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

considered TDRs. The Company did not identify any modifications that were not previously considered TDRs to be TDRs as a result of this new guidance.

        In May of 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The primary purpose of ASU 2011-04 is to improve the comparability of fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs"). ASU 2011-04 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. Certain amendments clarify the intent about the application of existing fair value measurement and disclosure requirements. The amendments in ASU 2011-04 apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements. ASU 2011-04 is to be applied prospectively for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on the Company's results of operations or financial position.

        In June of 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting changes in other comprehensive income as part of the statement of changes in stockholders' equity. All non-owner changes in stockholders' equity must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements(s) where the components of net income and the components of other comprehensive income are presented. The revisions in the presentation of comprehensive income in the financial statements are effective for all annual and interim reporting periods beginning after December 15, 2011. The revisions should be applied retrospectively. Since ASU 2011-05 affects only disclosure requirements related to comprehensive income, the adoption of this update is not expected to have a material impact on the Company's results of operations or financial position.

        In December of 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires that entities disclose both gross information and net information about instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements prepared under IFRSs. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective application is required for all comparative periods. Adoption of ASU 2011-11 is not expected to have a significant impact on the Company's financial position.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2. TIME DEPOSITS WITH OTHER FINANCIAL INSTITUTIONS

        At December 31, 2011, the Company had interest-earning deposits with other financial institutions of $594 thousand with a weighted average yield of 0.64%, and a weighted average remaining life of approximately 2.7 months. At December 31, 2010, the Company had interest-earning deposits with other financial institutions of $2.9 million with a weighted average yield of 1.36%, and a weighted average remaining life of approximately 5.2 months.

Note 3. INVESTMENT SECURITIES

        The Company's investment securities have been classified in the consolidated balance sheets as either available-for-sale or held-to-maturity according to management's intent. Our securities portfolio consists primarily of securities issued the U.S. government and government sponsored agencies ("GSEs") as well as private label mortgage-backed securities. The following is a summary of the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses at December 31, 2011 and 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011:
Available-for-sale securities:
U.S. government and agency securities:
Fixed rate note	$—	$—	$—	$—
Residential mortgage-backed securities	7,057	280	—	7,337
Private label mortgage-backed securities	4,152	79	(82)	4,149

Total available-for-sale securities	$11,209	$359	$(82)	$11,486

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

        Net unrealized gains and losses on available-for-sale securities of $277 thousand and $335 thousand at December 31, 2011 and 2010, respectively, were included in accumulated other comprehensive income.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3. INVESTMENT SECURITIES (Continued)

        During the year ended December 31, 2011, the Company sold $1.5 million in securities at a gain of $60 thousand and $2.9 million in securities at a loss of $15 thousand. During the year ended December 31, 2010, the Company sold $1.8 million in securities for a gain of $20 thousand.

        Securities with a fair value gain of $7.2 million and $5.0 million at December 31, 2011and 2010, respectively, were pledged to secure borrowings from the FHLB.

        At December 31, 2011, nine of the Company's private label MBS, totaling $2.2 million, were issued by one issuer, which exceeded 10% of the Company's equity.

        The Company's private label mortgage-backed securities ("MBS"), which include 13 securities totaling $4.2 million, had a net unrealized loss of $2 thousand or 0.1% of their book values as of December 31, 2011. Of this, nine securities totaling $1.7 million were rated investment grade and had an unrealized gain of $72 thousand or 4.3% of their book values and four securities totaling $2.5 million were rated below investment grade and had an unrealized loss of $74 thousand or 3.0% of their book values.

        All of the MBS are backed by loans secured by first and second lien residential mortgage loans on single family residential 1-4 units. The Company's private label MBS were purchased at significant discounts to par, primarily in 2010, well after the collapse in home values that began in 2007. These securities were selected specifically because of the structure and collateral of each security significantly enhanced the repayment of both principal and interest cash flows at par. The weighted average purchase price of the MBS was 92.845% compared with the December 31, 2011 mark-to-market value of 95.708%, an increase of 2.863%.

        The fair value of securities was derived by a nationally recognized pricing service provided through a third-party broker/dealer (Vining Sparks) who, in turn, provides mark-to-market levels based on Interactive Data 360 view ("IDC"). IDC utilizes real time market price discovery along with actual security performance including cash flow structure to determine market values. Based on the December 31, 2011 valuation analysis, the Company believes it will receive all principal and interest due to each security.

        In estimating other-than-temporary losses, management considers among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Any intra-period decline in the market value of the Company's investment securities during 2011 or 2010 was attributable to changes in market rates of interest rather than credit quality. Accordingly, as of December 31, 2011 and 2010, management believes that the gross unrealized losses detailed in the table above are temporary and no impairment loss should be realized in the Company's consolidated statement of operations.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3. INVESTMENT SECURITIES (Continued)

        The following table reflects the periods for which the Company's investment securities were in a continual loss position as of December 31, 2011 and 2010:

	December 31, 2011
	Less than 12 Months			12 months or longer			Total
Description of securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands)
Securities available for sale:
U.S. Government and agency securities
Fixed rate note	—	$—	$—	—	$—	$—	—	$—	$—
Mortgage-backed securities	1	37	—	—	—	—	1	37	—
Private label mortgage-backed securities	8	1,323	16	5	1,667	66	13	2,990	82

Total	9	$1,360	$16	5	$1,667	$66	14	$3,027	$82

	December 31, 2010
	Less than 12 Months			12 months or longer			Total
Description of securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands)
Securities available for sale:
U.S. Government and agency securities
Fixed rate note	1	$1,449	$51	—	$—	$—	1	$1,449	$51
Mortgage-backed securities	—	—	—	—	—	—	—	—	—
Private label mortgage-backed securities	10	4,249	77	1	54	—	11	4,303	77

Total	11	$5,698	$128	1	$54	$—	12	$5,752	$128

        The amortized cost, estimated fair value, and average yield of our debt securities at December 31, 2011 are shown by expected maturity period in the table below. The weighted average yields are based on the estimated effective yields at period end. The estimated effective yields are computed based on interest income at the coupon interest rate, adjusted for the amortization of premiums and accretion of discounts. Mortgage-backed securities are classified according to their estimated lives. Expected maturities may differ from contractual maturities because borrowers have the right to prepay their obligations.

	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted Average Yield
	(in thousands)
Due in One Year or Less	$3,052	$3,099	3.06%
Due from One Year to Five Years	5,223	5,392	2.94%
Due from Five Years to Ten Years	544	590	5.04%
Due after Ten Years	2,390	2,405	4.84%

	$11,209	$11,486	3.48%

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY

Portfolio Composition

        The Company currently extends credit to its customers in the form of commercial loans and lines of credit, commercial real estate, residential real estate, and consumer loans.

        Commercial and Industrial (C&I) loans:    C&I loans include loans, lines of credit, and letters of credit for commercial and corporate purposes. C&I loans, which are underwritten for a variety of purposes, generally are secured by accounts receivable, inventory, equipment, machinery, and other business assets. Commercial term loans typically have maturities of four years or less as well as interest rates that float in accordance with a designated published index. Commercial lines of credit generally have one-year terms and interest rates that float in accordance with a designated published index. Substantially all of the Company's C&I loans are secured by the personal guarantees of the business owners. C&I loans are underwritten based on an evaluation of the borrower's ability to operate and expand the borrower's business prudently and profitably. Historic and projected cash flows are analyzed to determine the borrower's ability to repay their obligations as agreed. The creditworthiness of C&I loans is based primarily on the expected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. However, the actual cash flows from borrowers may differ significantly from projected amounts and the collateral securing these loans may materially fluctuate in value.

        Commercial real estate loans:    Commercial real estate loans are secured primarily by apartment buildings, office and industrial buildings, warehouses, small retail shopping centers and various special-purpose properties (e.g., restaurants). Although terms vary, commercial real estate loans generally have amortization periods of 25 to 30 years, balloon payments of five to ten years, and terms which provide that the interest rates thereon may be adjusted at least annually after the fixed-rate period, typically three to ten years, based on a designated index. Commercial real estate and multifamily real estate loan underwriting standards are governed by the Company's loan policies in place at the time the loan is approved. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company's commercial real estate portfolio are diverse in terms of type and geographic location.

        Residential 1 - 4 family real estate loans:    Compared with typical commercial loans, residential real estate loans are generally comprised of smaller loans which have more homogenous characteristics. These loans typically have 30-year maturities, with a fixed rate of interest for the first five years and an adjustable interest rate thereafter, based on a designated index.

        Real estate construction loans:    Construction loans consist of real estate that is in the process of improvement. Repayment of these loans may be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction loans generally have terms of one year to eighteen months consistent with the anticipated construction period and interest rates based on a designated index. Substantially all construction loans have built in interest reserve accounts.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

        Other loans:    These loans are primarily home equity line of credit loans, overdrafts and consumer loans.

        Commitments and Letters of Credit:    In the ordinary course of business, the Company may enter into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

        Loans held for investment are summarized as follows:

	December 31, 2011		December 31, 2010
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
	(in thousands)
Commercial loans	$36,481	34.6%	$28,697	32.2%
Commercial real estate loans	45,504	43.2%	48,115	53.9%
Residential real estate loans	5,644	5.4%	—	0.0%
Real estate—construction	4,059	3.8%	4,069	4.6%
Other loans	13,707	13.0%	8,355	9.3%

Total loans, including net loan costs	105,395	100.0%	89,236	100.0%

Allowance for loan losses	(1,970)		(1,877)

Net loans	$103,425		$87,359

        At December 31, 2011 and 2010, loans with outstanding principal balances of $53.9 million and $40.9 million, respectively, were pledged to secure borrowings from the FHLB.

Credit Quality

  Delinquency

        The following table shows the delinquency status of the loan portfolio as of December 31, 2011 and 2010:

	December 31, 2011
	Current	30 to 59 Days	60 to 89 Days	Greater than 90 Days	Total
	(in thousands)
Commercial loans	$36,481	$—	$—	$—	$36,481
Commercial real estate loans	45,504	—	—	—	45,504
Residential real estate loans	5,644	—	—	—	5,644
Real estate—construction	4,059	—	—	—	4,059
Other loans	13,707	—	—	—	13,707

Total loans, including net loan costs	$105,395	$—	$—	$—	$105,395

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

	December 31, 2010
	Current	30 to 59 Days	60 to 89 Days	Greater than 90 Days	Total
	(in thousands)
Commercial loans	$28,697	$—	$—	$—	$28,697
Commercial real estate loans	48,115	—	—	—	48,115
Residential real estate loans	—	—	—	—	—
Real estate—construction	2,712	1,357	—	—	4,069
Other loans	8,355	—	—	—	8,355

Total loans, including net loan costs	$87,879	$1,357	$—	$—	$89,236

  Risk Categories

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. These factors include, but are not limited to current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

  Pass:    Loans with satisfactory risk are classified as "pass." Loans considered to be satisfactory risk are divided into six additional categories, based primarily on the borrower's financial strength and ability to service the debt and the amount of supervision required by the loan officer. All new extensions of credit should qualify for one of the six "pass" grades.

  Special Mention:    Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, this potential weakness may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

  Substandard:    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have at least one well-defined weakness that could jeopardize the liquidation of the debt. There is a distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

  Doubtful:    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

  Loss:    Loans classified as loss are considered uncollectible. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is impractical to defer writing off this virtually worthless asset, even though partial recovery may be affected in the future. Losses should be taken in the period in which they are deemed to be uncollectible.

  Loans not deemed to be Special Mention, Substandard, Doubtful, or Loss are considered to be pass-rated loans.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

  Based on management's most recent analysis, the risk category of loans by type of loan as of December 31, 2011 and 2010 is as follows:

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial loans	$33,468	$736	$2,242	$35	$36,481
Commercial real estate	43,985	1,519	—	—	45,504
Residential real estate loans	5,644	—	—	—	5,644
Real estate—construction	4,059	—	—	—	4,059
Other loans	13,609	—	98	—	13,707

Total Loans	$100,765	$2,255	$2,340	$35	$105,395

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial loans	$25,065	$2,000	$1,632	$—	$28,697
Commericial real estate	41,547	1,884	—	—	43,431
Construction	8,753	—	—	—	8,753
Other loans	8,110	—	245	—	8,355

Total Loans	$83,475	$3,884	$1,877	$—	$89,236

  Impaired Loans

        A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. TDRs, which are described in Note 1, also are classified as impaired.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

        The table below reflects the Company's impaired loans as of December 31, 2011. There were no impaired loans as of December 31, 2010.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Personal	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial	$1,821	$1,821	$464	$484	$—	$—
Personal	92	92	21	61	—	—

Total	$1,913	$1,913	$485	$545	$—	$—

        The table below reflects the Company's loans on non-accrual status as of December 31, 2011 and 2010.

	December 31,
Non-accrual Loans	2011	2010
	(in thousands)
Commercial and industrial	1,821	—
Personal	92	—

Total	$1,913	$—

  Troubled Debt Restructurings

        As of December 31, 2011, the Company had three TDRs for which the required payment period was extended by six months to one year and their interest rates were increased by 1.5% to 2.0%. All TDRs were current in principal and interest payments due as of December 31, 2011. The Company had no TDRs at December 31, 2010.

	Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Forgiven Principal	Lost Interest Income
			(in thousands)
Commercial and industrial	2	$121	$121	$—	$—
Consumer	1	92	92	—	—

Total	3	$213	$213	$—	$—

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

        The following table reflects changes in the allowance for loan losses for the years ended December 31, 2011 and 2010:

	For the Years ended December 31,
	2011	2010
	(in thousands)
Balance at beginning of period	$1,877	$1,202
Provision for loan losses	80	727
Recoveries	15	48

	1,972	1,977
Loans charged-off	(2)	(100)

Balance at end of period	$1,970	$1,877

  Allowance for Loan Losses

        The allowance for loan losses is a valuation allowance for probable losses embedded in the Company's existing loan portfolios as of the measurement date. In order to determine the adequacy of our loan loss allowance to absorb future losses, management performs periodic credit reviews of the loan portfolio. In so doing, management considers current economic conditions, historical credit loss experiences and other factors. Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to changes in economic, operating, and regulatory conditions, most of which are beyond the Company's control. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. (See "Risk Categories" in this same Note for a description of the various risk categories.) We employ a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio. The 10-point system assigns a value of "1" or "2" to loans that are substantially risk free. Modest, average and acceptable risk loans are assigned point values of "3", "4", and "5", respectively. Loans on the pass watch list are assigned a point value of "6." Point values of "7," "8," "9" and "10" are assigned, respectively, to loans classified as special mention, substandard, doubtful and loss. Using these risk factors, management conducts an analysis of the general reserves applying quantitative factors based upon different risk scenarios.

        In addition, management considers other trends that are qualitative relative to our marketplace, demographic trends, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.

        At December 31, 2011, the Company's allowance for loan losses totaled $2.0 million or 1.87% of gross loans held for investment, compared with $1.9 million or 2.10% of gross loans held for investment at December 31, 2010.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

        The following table reflects the activity in the allowance for loan losses during 2011 by portfolio segment as well as the allocation of the allowance by portfolio segment and the balances of impaired loans by portfolio segment:

2011	Commercial	Commercial real estate	Construction real estate	Residential 1 - 4 family real estate	Other	Total
	(in thousands)
Allowance for loan losses:
Beginning balance as of 12/31/10	$553	$1,059	$131	$—	$134	$1,877
Charge-offs	—	—	—	—	(2)	(2)
Recoveries	14	—	—	—	1	15
Provision	423	(319)	(76)	—	52	80

Ending balance as of 12/31/11	$990	$740	$55	$—	$185	$1,970

Balances as of 12/31/11 allocated to:
Individually evaluated for impairment	$464	$—	$—	$—	$21	$485
Collectively evaluated for impairment	526	740	55	—	164	1,485

Ending balance	$990	$740	$55	$—	$185	$1,970

Loans as of Decmber 31, 2011:
Individually evaluated for impairment	$1,821	$—	$—	$—	$92	$1,913
Collectively evaluated for impairment	34,660	45,504	4,059	5,644	13,615	103,482

Ending balance	$36,481	$45,504	$4,059	$5,644	$13,707	$105,395

2010	Commercial	Commercial real estate	Construction real estate	Residential 1 - 4 family real estate	Other	Total
	(in thousands)
Allowance for loan losses:
Beginning balance as of 12/31/09	$552	$486	$70	$—	$94	$1,202
Charge-offs	(100)	—	—	—	—	(100)
Recoveries	47	—	—	—	1	48
Provision	54	573	61	—	39	727

Ending balance as of 12/31/10	$553	$1,059	$131	$—	$134	$1,877

Balances as of 12/31/10 allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	553	1,059	131	—	134	1,877

Ending balance	$553	$1,059	$131	$—	$134	$1,877

Loans as of Decmber 31, 2010:
Individually evaluated for impairment	$2,437	$—	$—	$—	$—	$2,437
Collectively evaluated for impairment	26,260	48,115	4,069	—	8,355	86,799

Ending balance	$28,697	$48,115	$4,069	$—	$8,355	$89,236

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

        The following table presents the general and specific allocations of the allowance for loan losses by portfolio segment as of December 31, 2011:

	General Allowance	Specific Allowance	Total
		(in thousands)
Commercial loans	$526	$464	$990
Commercial real estate	740	—	740
Real estate—construction	55	—	55
Other loans	164	21	185

Total Loans	$1,485	$485	$1,970

Note 5. LOANS HELD FOR SALE

        As of December 31, 2011, the Company had $52.4 million in loans held for sale. Of these loans, $22.0 million were originated by the Company and $30.3 million were purchased from other financial institutions. Of the loans purchased from other financial institutions, $29.5 million were recorded at fair value and $914 thousand were recorded at lower of cost or fair value, net of selling costs.

        Loans originated by the Company which are held for sale at fair value are typically sold within 30 days. In the third quarter of 2011, the Company elected to record on a prospective basis its loans held for sale at fair value for all loans originated by the Company and held for sale as well as all loans which were both purchased and hedged. A fair value gain of $1.2 million was recorded at December 31, 2011 on $51.5 million in loans held for sale at fair value. The Company had no loans held for sale at fair value in 2010.

        Consistent with industry practice, the Company has established a contingent liability account for fraud, early payoffs and early payment defaults that may arise from mortgage loans sold to investors. At December 31, 2011, this contingency reserve totaled $64 thousand. Since the Company did not begin funding mortgage loans until the fourth quarter of 2010, loan sales were minimal in 2010; therefore, the Company did not have a contingent liability account for sold loans as of December 31, 2010. Since the Company's inception, it has incurred no losses due to early payoffs, early payment defaults, or fraud related to loans sold to investors.

        As of December 31, 2011, one loan held for sale in the amount of $351 thousand was 90 days delinquent; one loan held for sale in the amount of $233 thousand was 60 days delinquent, and one loan held for sale in the amount of $82 thousand was 30 days delinquent.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 6. PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following for the periods indicated:

	December 31,
	2011	2010
	(in thousands)
Land	$1,800	$—
Leasehold improvements	2,098	884
Furntiure, fixtures and equipment	2,374	1,537

	6,272	2,421
Less: accumulated depreciation and amortization	(1,556)	(1,162)

	$4,716	$1,259

        Total depreciation and amortization expense for the year ended December 31, 2011 and 2010 was $430 thousand and $394 thousand, respectively.

        The Company entered into a seven-year lease for its headquarters office in El Segundo, a seven-year lease for MCM's headquarters and a mortgage bank office in Woodland Hills, a five-year lease for MCM's satellite office in New York City, and five additional operating leases for the mortgage division's locations throughout Southern California. The following is a schedule of the minimum lease payment associated with these leases before considering renewal options:

Year	(in thousands)
2012	$1,310
2013	1,252
2014	1,221
2015	1,229
2016	1,124
2017	913
2018	219

$7,268

        Total lease expense included in occupancy and equipment cost for the years ended December 31, 2011 and 2010 was $936 thousand and $733 thousand, respectively.

Note 7. INVESTMENT IN LIMITED PARTNERSHIP FUND

        MIMS-1, L.P. ("MIMS-1") was organized as a Delaware limited partnership on July 30, 2010 for the primary purpose of investing, reinvesting, and trading in private label and agency mortgage-backed and asset-backed securities. It commenced operations on August 20, 2010. The investment objective of MIMS-1 is to seek a high total return consisting of both current income and capital gains. The general partner of MIMS-1 is Manhattan Investment Management Services, Inc. ("MIMS"), an indirect wholly-owned subsidiary of MCM. The Bank became a limited partner of MIMS-1 on April 25, 2011 with an initial investment of $2.5 million. The initial term of the Bank's investment, which ended August 31, 2011, was renewed for a one-year term and is renewable for up to two additional one-year terms if agreed to by

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7. INVESTMENT IN LIMITED PARTNERSHIP FUND (Continued)

the general partner and a majority of the limited partners. The Bank owned 22.5% of the MIMS-1 as of December 31, 2011. The Bank earned $138 thousand from its participation in this fund during 2011 and MIMS earned $160 thousand for its role as general partner of the fund.

Note 8. TIME DEPOSITS

        The following table reflects the remaining scheduled maturities of the Company's time deposits by maturity bucket as of December 31, 2011:

(in thousands)
Three months or less	$46,819
Over three and through twelve months	17,987
Over twelve months	12,014

Total	$76,820

        The following table reflects the remaining scheduled maturities of the Company's time deposits by calendar year and source as of December 31, 2011:

Time Deposit Maturities by Funding Source
As Of December 31, 2011

	Organic(a)	Listed(b)	Broker(c)	CDARS(d)	Total
			(in thousands)
2012	$15,877	$11,929	$37,000	$—	$64,806
2013	4,127	2,690	—	—	6,817
2014	25	250	—	—	275
2015	445	—	—	—	445
2016	—	4,477	—	—	4,477

Total	$20,474	$19,346	$37,000	$—	$76,820

(a)
Organic deposits are deposits held by the Company's commercial and retail banking custo

(b)
Listed deposits are deposits held by other financial institutions.

(c)
Broker deposits are certificates of deposit purchased from a broker acting as an agent for depositors.

(d)
CDARS are deposits sourced through Certificate of Deposit Account Registry Service.

Note 9. BORROWING ARRANGEMENTS

Overnight borrowings

        The Company has an established borrowing line totaling $3,000,000 on an unsecured basis from one of its correspondent banks. As of December 31, 2011 and 2010, no amounts were outstanding under this arrangement.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9. BORROWING ARRANGEMENTS (Continued)

Federal Home Loan Bank Borrowings

        Since 2008, the Company has maintained a borrowing arrangement with the FHLB. The maximum amount the Company may borrow under this arrangement is limited to the lesser of a percentage of eligible collateral or 15% of the Company's total assets. At December 31, 2011 the remaining available financing from the Company's FHLB borrowing facility was $31.7 million. The Company's FHLB borrowing facility is collateralized by loans with unpaid principal balances of $53.9 million which have a market value of $48.8 million (as determined by the FHLB) and securities with a market value of $7.2 million. At December 31, 2011 and 2010, outstanding advances on FHLB borrowings were $4.5 million.

	Interest
Amount	Rate	Type	Maturity Date
(in thousands)
$4,500	4.38%	Fixed	6/27/2013

$4,500

Mortgage payable

        At December 31, 2011, the Bank had a $1.1 million mortgage on a future branch location in Manhattan Beach with interest-only payments at 5%, due in full on April 5, 2021. There was no mortgage payable outstanding at December 31, 2010.

Related party credit agreement

        Bancorp entered into a credit agreement dated July 25, 2011 (the "Credit Agreement") with Carpenter Fund Management Company, LLC, as administrative agent ("Agent"), and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders (the "Lenders"). The Credit Agreement provides for (i) an initial loan to Bancorp in the amount of $5 million (the "Initial Loan"), and (ii) a subsequent loan to Bancorp in the amount of $2 million (the "Optional Loan") to be made at the sole and exclusive option of the Lenders at the written request of Bancorp given not later than November 30, 2011. Bancorp received the proceeds from the Initial Loan on July 26, 2011, and used the proceeds to make a $5 million loan to MCM. The Optional Loan was not requested.

        As of July 25, 2011, Carpenter Fund Manager GP, LLC, which is the general partner of Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., beneficially owned 1,500,000 shares of the Company's common stock, or 37.6% of the issued and outstanding shares of the Company. Carpenter Fund Manager, GP, LLC has the right to appoint one representative to the Company's Board of Directors for so long as it beneficially owns at least 10% of the issued and outstanding shares of the Company.

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

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9. BORROWING ARRANGEMENTS (Continued)

(without payment of a premium) with (i) net cash proceeds from certain issuances of capital stock, (ii) net cash proceeds from certain issuances of debt, and (iii) net cash proceeds from certain asset sales.

        Bancorp paid a facility fee of $100,000 upon execution of the Credit Agreement, which is being amortized over the one-year term of the agreement.

        The Credit Agreement contains customary representations, warranties and affirmative and negative covenants applicable to Bancorp and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, acquisitions, dispositions, affiliate transactions, leases, fundamental changes, and dividends and other distributions. In addition, Bancorp is required to maintain a minimum consolidated net worth of $18 million plus the net cash proceeds of any issuance of capital stock by Bancorp after July 25, 2011, and a total tier one leverage capital ratio of 10.0%. The Bank is required to maintain total risk based capital and tier one leverage capital ratios of not less than 12.0% and 10.0%, respectively

        The Credit Agreement also provides that Bancorp may not issue or sell any shares of its common stock, or other securities representing the right to acquire shares of common stock, representing more than 4.9% of the issued and outstanding shares of Bancorp, or any shares of preferred stock other than pursuant to the Small Business Lending Fund. In addition, if Bancorp offers for sale any shares of its common stock or other securities in a public offering or private placement, the Agent or its designees or affiliates are entitled to purchase any such securities that are not subscribed for and purchased by other investors at the same price and on such other financial terms as such securities are offered and sold to other investors.

        The Credit Agreement includes customary events of default, including nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties; bankruptcy or similar proceedings; ERISA events; and change of control.

        On November 21, 2011, in connection with its entry into the Merger Agreement (see Note 21), the Bancorp entered into a First Amendment to Credit Agreement (the "First Amendment") with the Lenders. The First Amendment provides for the following changes to the Credit Agreement, which took effect upon execution of the First Amendment: (i) an omnibus amendment to allow the Bancorp and its subsidiaries to enter into the Merger Agreement and consummate the Merger; and (ii) the reduction of the consolidated net worth requirement of the Company from $18 million to $16 million.

        The First Amendment also provides for the following changes to the Credit Agreement, which will take effect upon closing of the Merger: (i) the elimination of the first priority pledge of all equity interests of the Bank in favor of the Agent on behalf of the Lenders, which had previously been made by the Bancorp pursuant to the Credit Agreement and that certain Stock Pledge and Security Agreement dated as of July 25, 2011; (ii) the elimination of a right previously given to the Agent, its designees or affiliates to purchase any securities not otherwise subscribed for or purchased by other investors in a public offering or private placement of shares of the Bancorp's common stock or other securities; (iii) the modification of a prohibition against the acquisition or lease exceeding $200,000 in any fiscal year of real property by the Bancorp or any subsidiary of the Bancorp to enable the Bancorp to acquire real property and assume real property leases in connection with the Merger; and (iv) the elimination of a restriction placed upon the Bancorp's issuance or sale of any shares of the Bancorp's common stock, or other securities representing the right to acquire shares of the Bancorp's common stock, representing more than 4.9% of the issued and

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9. BORROWING ARRANGEMENTS (Continued)

outstanding shares of the Bancorp, or any shares of preferred stock other than pursuant to the Small Business Lending Fund.

        On January 18, 2012, the Bancorp entered into a Second Amendment to Credit Agreement (the "Second Amendment") with the Agent and the Lenders. The Second Amendment provides for the following changes to the Credit Agreement, which will take effect upon closing of the Merger: (1) an extension of the maturity date of the loans outstanding under the Credit Agreement from June 30, 2012 to September 15, 2012; (2) a reduction in the total tier one leverage capital ratio that must be maintained by the Company from 10% to 7%; (3) a reduction in the total risk based capital and tier one leverage capital ratios that must be maintained by the Bank from 12% and 10% to 10% and 7%, respectively; and (4) the addition of a provision that will allow either the Bancorp or the Agent (on behalf of the Lenders), at its option, to convert all or any portion of the unpaid principal balance of the loans outstanding under the Credit Agreement (not to exceed $4,000,000, in the aggregate) into shares of common stock of the Bancorp, with the number of shares of common stock to be issued upon conversion to be equal to the quotient obtained by dividing (a) the principal amount to be so converted by (b) the Book Value Per Share of Manhattan Common Stock (as such term is defined in the Merger Agreement). This conversion option may be exercised prior to September 15, 2012 and at any time commencing on or after the earlier of (i) 10 business days after the closing of the rights offering to be conducted by the Bancorp pursuant to the terms of the Merger Agreement after the closing of the Merger; or (ii) September 1, 2012.

Note 10. EMPLOYEE BENEFITS PLANS

        The Company has a 401(k) Profit Sharing Plan for all employees and permits voluntary contributions of their compensation on a pre-tax basis. The Company made a contribution for both 2011 and 2010 matching 100% of the employee's contribution up to the first 3% of the employee's total compensation and matching 50% of the employee's contribution up to the next 2% of the employee's total compensation. The Company's expense relating to the contributions made to the 401(k) was approximately $268 thousand and $295 thousand for the years ended December 31, 2011 and 2010. Participants are 100% vested in their own voluntary contributions. The Company's matching contributions were made using "Safe Harbor" guidelines. "Safe Harbor" contributions are immediately vested.

        In December 2011, the Company revised its 401(k) Profit Sharing Plan for all employees. Effective January 1, 2012, the Company's matching contributions no longer use "Safe Harbor" guidelines, employee vesting in the Company's matching contributions is 25% for each complete year of service, and the Company matches 50% of an employee's contributions up to 6% of the employee's total compensation.

Note 11. SHARE-BASED COMPENSATION

        At December 31, 2011, the Company had share-based compensation awards outstanding under two stock based compensation plans, which are described below.

The "2007 Stock Option Plan"

        The 2007 Plan authorized the granting of both"nonqualified" and "incentive" stock options to the employees of the Bancorp and its subsidiaries and "nonqualified" stock options to the Bancorp's directors. The 2007 Plan provided for options to purchase 732,789 shares of common stock at a price not less than

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11. SHARE-BASED COMPENSATION (Continued)

100% of the fair market value of the stock on the date of grant. The 2007 Plan provided for accelerated vesting if there was a change of control, as defined by the 2007 Plan. The 2007 Plan was terminated during 2010 in conjunction with the establishment of the 2010 Plan described below. The termination of the 2007 Plan did not cancel options grants outstanding as of the termination date, but cancelled all unissued options and disallowed any future grants. At the date of the 2007 Plan termination, there were 726,942 shares outstanding and no options had been exercised. As of December 31, 2011, 388,612 shares remained outstanding under the 2007 Plan and no options have ever been exercised.

The "2010 Equity Incentive Plan"

        The 2010 Plan provides for the issuance of both "incentive" and "nonqualified" stock options to officers and employees, and of "nonqualified" stock options to non-employee directors, of the Bancorp and its subsidiaries. The 2010 Plan also provides for the issuance of restricted stock awards and other types of equity-based compensation awards to the same classes of eligible participants, which awards may be granted on such terms and conditions as are established by the Board of Directors in its discretion, or by a committee designated by the Board. As of December 31, 2011, 197,081 stock options and 10,000 restricted stock awards were issued and outstanding under the 2010 Plan.

        During the year ended December 31, 2011, the Company recorded $175 thousand of share-based compensation expense, which included $166 thousand in expense related to stock options and $9 thousand in expense related to restricted stock awards. During the year ended December 31, 2010, the Company recorded $596 thousand of share-based compensation expense. No restricted stock awards were issued prior to 2011. At December 31, 2011, unrecorded compensation expense related to non-vested stock option grants and restricted stock awards totaled $186 thousand and is expected to be recognized as follows:

Share-Based Compensation Expense
(in thousands)
2012	98
2013	78
2014	11

Total	$187

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes the stock option activity under both plans for the years ended December 31:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2011
Outstanding at December 31, 2010	564,491	$8.81
Granted	90,000	6.02
Exercised	—	—
Expired	—	—
Forfeited	68,798	8.63

Outstanding at December 31, 2011	585,693	$8.40	7.17	$—

Options exercisable at December 31, 2011	420,969	$9.23	6.44	$—

Options unvested at December 31, 2011	164,724	$6.29	9.06	$—

        No options have been exercised under the 2007 Plan or the 2010 Plan since approval.

        The following table indicates the expected vesting of outstanding stock options:

Stock Options Expected to Vest
as of December 31, 2011

2012	69,024
2013	65,698
2014	30,002

Total	164,724

        The weighted average grant date fair value and assumptions used in estimating the fair value of each stock option granted in 2011 and 2010 are listed in the table below:

	Years Ended December 31,
	2011	2010
Risk-free rate	2.31%	2.31%
Expected life	6 years	6 years
Expected volatility	28.21%	28.08%
Dividend yield	0.00%	0.00%
Fair value per share	$1.46	$1.25

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11. SHARE-BASED COMPENSATION (Continued)

        The Company uses the Black-Scholes option valuation model to determine the fair value of options. The following summarizes how our key assumptions were derived:

        Risk-free rate—The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate that matures on the expected life of the option at the date of the grant.

        Expected life—The expected life of options, which has been calculated using a formula from the Securities and Exchange Commission for companies that do not have sufficient historical data to calculate the expected term, equals the average of each option's contractual life and vesting period.

        Expected volatility—Since the Bancorp's stock has limited history and trading activity, the expected volatility is based on the historical volatility for two similar banks since 2002.

        Dividend yield—The dividend yield should be based on historical experience and expected future changes on dividend payouts. The Bancorp has not declared or paid dividends in the past and we have no plans to declare or pay dividends on our common stock for the next several years.

        The Bancorp granted one restricted stock award in May of 2011. The number of shares issued is 10,000, one-third of the shares vest on each employment anniversary for three-years, and the fair value of the shares on the grant date was $4.50.

Note 12. STOCKHOLDERS' EQUITY

        The Bancorp has 30 million authorized shares of common stock and 10 million authorized shares of preferred stock.

        See Note 21 regarding future business combinations and a contemplated capital transaction.

Note 13. TAXES

        For the year ended December 31, 2011, the Company recorded income tax expense of $27 thousand, which consists of $8 thousand in state franchise minimum tax payments and the remainder in LLC fees paid to the state of California. In 2010, the Company recorded income tax expense of $4 thousand in state franchise minimum tax payments. The Company had no other income tax expense or benefit for the years ended December 31, 2011 or 2010. The Company does not have federal or California taxes as a result of current net operating losses, with net deferred tax assets remaining unrecognized, because their realization is dependent on future taxable income. The Company has established a 100% valuation allowance against its deferred tax assets. Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. At December 31, 2011, the Company had a federal net operating loss carry forward of approximately $17.2 million that will begin expiring in 2027 and a state net operating loss carry forward of approximately $16.8 million that will

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 13. TAXES (Continued)

begin expiring in 2017. The following table shows when the Company's operating loss carry forwards will expire.

Tax Year	Federal NOLs(a)	Expiration Year	Tax Year	State NOLs(a)	Expiration Year
(Dollars in Thousands)
2007	$1,787	2027	2007	$1,711	2017
2008	3,399	2028	2008	3,226	2028
2009	3,846	2029	2009	3,764	2029
2010	3,309	2030	2010	3,297	2030
2011	4,853	2031	2011	4,850	2031

Total	$17,194		Total	$16,849

(a)
Net operating loss carry forward.

        The following table reflects the reconciliation of the Company's statutory rate to its effective tax rate.

	Years Ended December 31,
	2011	2010
Statutory rate	(34.0)%	(34.0)%
Increase (decrease) in taxes resulting from:
Valuation allowance for deferred taxasset	40.2%	39.3%
California taxbenefit, net of federal benefit	(7.0)%	(6.8)%
Non-deductible stock options	0.5%	1.3%
Other	0.7%	0.3%

Effective taxrate	0.4%	0.1%

        The Bank is subject to federal income tax and franchise tax of the state of California. Federal income tax returns for the years ended December 31, 2008 through 2011 are open to audit by the federal tax authorities, and the Company's state tax returns for the years ended December 31, 2007 through 2011 are open to audit by the California state tax authorities.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 13. TAXES (Continued)

        The following is a summary of the components of the net deferred tax asset account at December 31:

	2011	2010
	(in thousands)
Deferred tax assets:
Federal and state loss carry forwards	$7,051	$5,055
Credit losses	664	631
Accrued expenses	475	63
Interest on non-acrual loans	32	—
Depreciation differences	112	112
Share-based compensation	708	672
Organizational costs	267	292
Start-up costs	42	47
Other	88	48

	9,439	6,920
Valuation allowance	(9,404)	(6,881)
Deferred tax liability:
Deferred loan costs	(35)	(39)

Net deferred tax assets	$—	$—

Note 14. COMMITMENTS AND CONTINGENCIES

Financial Instruments With Off-Balance-Sheet Risk

        We enter into or may issue financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. In both 2011 and 2010, these instruments primarily consisted of undisbursed loan commitments and forward buy/sell contracts, as discussed in more detail below. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee.

Commercial Bank Instruments With Off-Balance-Sheet Risk

        In the ordinary course of business, the Company's commercial bank enters into financial commitments to meet the financing needs of its customers, primarily through commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the Company's consolidated financial statements.

        The Company's exposure to loan loss in the event of nonperformance on commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the consolidated financial statements. The

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 14. COMMITMENTS AND CONTINGENCIES (Continued)

Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	Years Ended December 31,
	2011	2010
	(in thousands)
Commitments to extend credit	$26,149	$26,150
Standby letters of credit	210	88

Total commitments	$26,359	$26,238

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a customer of the Company to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future loans or cash requirements. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management's credit evaluation of the customer. A reserve for commitments to extend credit has been established and totals $60 thousand and $55 thousand as of December 31, 2011 and 2010, respectively.

Commercial Bank Instruments With Concentrations Of Credit Risk

        The Company focuses on commercial and commercial real estate lending to customers primarily in Southern California. The Company's loan portfolio includes credit exposure to the real estate market of this area and the economic viability of Southern California. Substantially all real estate loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%.

BOMC and Mortgage Bank Instruments with Off-Balance-Sheet Risk

        See Note 19 for information regarding the off-balance sheet risk related to the activities of BOMC and the Company's mortgage bank.

Note 15. REGULATORY CAPITAL

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company's financial statements and operations. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accepted accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 15. REGULATORY CAPITAL (Continued)

        Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2011, the Company and the Bank exceeded all applicable capital adequacy requirements.

        Under the FRB's guidelines, Manhattan Bancorp is a "small bank holding company," and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the FRB's capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as "well capitalized."

        The following table sets forth the Company's and the Bank's regulatory capital ratios as of December 31, 2011 and 2010:

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company
Total Capital (risk-weighted assets)	$19,068	13.1%	$11,659	8%	$14,574	10%
Tier 1 Capital (risk-weighted assets)	$17,243	11.8%	$5,830	4%	$8,744	6%
Tier 1 Capital (average assets)	$17,243	11.1%	$6,217	4%	$7,772	5%
Bank
Total Capital (risk-weighted assets)	$19,304	13.5%	$11,461	8%	$14,327	10%
Tier 1 Capital (risk-weighted assets)	$17,510	12.2%	$5,731	4%	$8,596	6%
Tier 1 Capital (average assets)	$17,510	11.5%	$6,089	4%	$7,612	5%

	Actual		To Be Adequately Capitalized		To Be Well Capitalized
2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company
Total Capital (risk-weighted assets)	$25,254	25.3%	$8,001	8%	$10,001	10%
Tier 1 Capital (risk-weighted assets)	$23,995	24.0%	$4,000	4%	$6,001	6%
Tier 1 Capital (average assets)	$23,995	18.1%	$5,291	4%	$6,613	5%
Bank
Total Capital (risk-weighted assets)	$22,218	22.4%	$7,922	8%	$9,903	10%
Tier 1 Capital (risk-weighted assets)	$20,971	21.2%	$3,961	4%	$5,942	6%
Tier 1 Capital (average assets)	$20,971	16.6%	$5,053	4%	$6,317	5%

        BOMC is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. This rule also requires that the ratio of aggregate indebtedness to net capital, as defined by regulation, shall not exceed 15-to-1 and equity capital may not be withdrawn, or cash dividends paid, if the resulting net capital ratio would exceed 10-to-1. At December 31, 2011, BOMC had

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 15. REGULATORY CAPITAL (Continued)

net capital of $979 thousand, which was $879 thousand in excess of its required net capital of $100 thousand, and its net capital ratio was 0.59- to-1.

        MIMS is subject to the California Code of Regulations ("CCR") Section 260.237.2, which requires investment advisors who have custody of client funds or securities to maintain a minimum net worth of $35 thousand. In addition, CCR Section 260.241.2(d) requires certain reporting if the net worth of MIMS should fall below 120% of its minimum requirement, or $42,000. At December 31, 2011, MIMS had a net worth of $93 thousand, which was $58 thousand in excess of its required net worth of $35 thousand.

Note 16. RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Bank may grant loans to certain officers and directors and the companies with which they are associated. Management believes all loans and loan commitments to such parties have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transaction with other persons. The Bank had a $2.3 million line of credit to one director as of years ended December 31, 2011 and 2010 with interest floating at prime rate. The amount outstanding under this line of credit totaled $2.1 million as of December 31, 2011 and $1.3 million as of December 31, 2010.

        Deposits from related parties at December 31, 2011 and 2010 totaled $2.7 million and $3.0 million respectively.

        See Note 9 for additional details on a related party credit agreement and Note 21 regarding the pending merger with Professional Business Bank.

Note 17. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

        The condensed parent company financial statements of Manhattan Bancorp follow:

	December 31,
Manhattan Bancorp Condensed Balance Sheet	2011	2010
Assets:
Cash	$569,348	$1,831,164
Investment in Bank of Manhattan	17,790,778	21,306,338
Investment ins MBFS Holdings, Inc.	(514,353)	1,045,384
Receivable from MCM	119,910	—
Net loan to affiliate	4,946,628	—
Prepaid expenses & other assets	373,528	25,781

Total assets	$23,285,839	$24,208,667

Liabilities and Stockholders' Equity:
Accrued expenses and other payables	$352,442	$82,100
Borrowing	4,946,625	—
Stockholders' equity—Manhattan Bancorp	17,986,772	24,126,567

Total liabilities and stockholders' equity	$23,285,839	$24,208,667

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 17. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

	For the Years ended December 31,
Manhattan Bancorp Condensed Statement of Operations	2011	2010
Interest income
Interest on investment securities	$256	$2,256
Interest on loan to affiliate	227,099	—

Total interest income	227,355	2,256

Interest expense
Interest expense on borrowed funds	223,294	—

Net interest income	4,061

Non interest income
Office rental income	106,091	—

Total non interest income	106,091	—

Non-interest expenses
Legal and professional fees	595,844	315,366
Compensation and benefits	361,338	1,964,138
Occupancy and equipment	156,971	154,315
General and administrative, including taxes	129,214	293,448

Total non-interest expenses	1,243,367	2,727,267

Loss before equity in undistributed loss of subsidiaries	(1,133,215)	(2,725,011)
Loss in equity—Bank of Manhattan	(3,564,607)	(1,666,277)
Loss in equity—MBFS Holdings, Inc.	(1,559,737)	(218,787)

Net loss	$(6,257,559)	$(4,610,075)

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 17. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

	For the Years ended December 31,
Manhattan Bancorp Condensed Statement of Cash Flows	2011	2010
Cash Flows from Operating Activities
Net loss	$(6,257,559)	$(4,697,519)
Adjustments to reconcile net loss to net cash provided by/ (used in) used in operating activities:
Net change in:
Equity in undistributed loss of Bank of Manhattan	3,564,607	1,373,773
Equity in undistributed loss of MBFS	1,559,737	306,230
Share-based compensation expense	68,717	595,728
(Increase) decrease in accrued interest receivable and other assets	(467,657)	15,883
Increase (decrease) in accrued interest payable and other liabilities	270,339	(81,646)

Net cash used in operating activities	(1,261,816)	(2,487,551)

Cash Flows from Investing Activities
Net (increase) decrease in loans	(4,900,000)	210,000
Investment in subsidiary	—	(500,000)

Net cash used in investing activities	(4,900,000)	(290,000)

Cash Flows from Financing Activities
Net change in purchased funds and other short-term borrowings	4,900,000	—

Net cash provided by financing activities	4,900,000	—

Net decrease in cash and cash equivalents	(1,261,816)	(2,777,551)
Cash and Cash Equivalents at Beginning of Year	1,831,164	4,608,715

Cash and Cash Equivalents at End of Year	$569,348	$1,831,164

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 18. SEGMENT INFORMATION

        The Company segregates its operations into four primary segments: mortgage banking operations ("mortgage bank"), non-mortgage banking operations ("commercial bank"), non-banking financial operations ("MCM"), and other operations ("other"), which includes the Bancorp, MBSF, and eliminations between the Company's bank and non-bank segments.

        Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using operating income. Transactions among segments are made at fair value. Information reported internally for performance assessment follows:

	As of and for the Years Ended
	12/31/2011	12/31/2010
	(Dollars in Thousands)
Net interest income, after loan loss provision:
Commercial Bank	$4,759	$4,746
Mortgage Bank	308	13
MCM	(134)	30
Other	(76)	—

Total net interest income, after loan loss provision	$4,857	$4,789

Non-interest income:
Commercial Bank	$462	$240
Mortgage Bank	3,423	154
MCM	6,519	7,397
Other	5	(42)

Total non-interest income	$10,409	$7,749

Total revenue:
Commercial Bank	6,220	6,715
Mortgage Bank	3,731	167
MCM	6,532	7,397
Other	5	(12)

Total revenue	16,488	14,267

Segment profit (loss):
Commercial Bank	$(3,373)	$(1,067)
Mortgage Bank	(191)	(598)
MCM	(2,196)	(290)
Other	(1,136)	(2,738)

Total segment loss before taxes	$(6,896)	$(4,693)

Segment assets:
Commercial Bank	$192,026	$151,547
Mortgage Bank	53,278	3,748
Intra-company eliminations	(46,592)	(4,372)

Total Bank	198,712	150,923
MCM	5,279	2,225
Other	(2,156)	(200)

Total segment assets	$201,835	$152,948

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 18. SEGMENT INFORMATION (Continued)

	Years Ended
(Dollars in Thousands)	12/31/2011	12/31/2010
Compensation Expense by Operating Segment
Commercial Bank	$5,339	$3,386
Mortgage Bank	3,069	543
MCM	5,975	5,766
Other	415	2,076

Total segment compensation expense	$14,798	$11,771

	As of
	12/31/2011	12/31/2010
Number of Employees by Operating Segment
Commercial Bank	40	29
Mortgage Bank	52	17
MCM	28	22
Other	—	5

Total employees	120	73

Note 19. DERIVATIVES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Derivatives of BOM Capital

        BOMC is engaged in buying and selling securities for a diverse group of customers, primarily financial institutions. As an introducing broker-dealer, BOMC introduces these customer transactions for clearance to its clearing broker on a fully-disclosed basis.

        In the normal course of business, BOMC effectuates buy and sell orders from customers in mortgaged backed TBA securities. In order to mitigate principal risk, BOMC does not take a position in these transactions but rather arranges for simultaneous buyers and sellers for all transactions prior to executing either a buy trade or a sell trade. (BOMC's transactions are deemed to be "Riskless Principal Transactions" per Federal Reserve System Regulation Y, Part 225—Subpart C—Sec. 225.28.)

        TBAs, which provide for the delayed delivery of the underlying financial instruments, are deemed to be derivatives and involve off-balance sheet financial risk. The contractual or notional amounts related to these transactions reflect BOMC's volume and activity rather than the amounts at risk. Instead, the risk related to BOMC's TBA activity, which is due primarily to counterparty risk, is limited to the unrealized fair valuation gains recorded in the Consolidated Balance Sheets. These gains are substantially dependent upon the value of the underlying financial instruments and are affected by market forces such as market volatility and changes in interest rates.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 19. DERIVATIVES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

        The notional amounts and fair values of derivative financial instruments for BOMC are as follows for the periods indicated:

	Notional Amount
	As of December 31, 2011	As of December 31, 2010
	(in thousands)
Mortgage-backed Securities:
Forward contracts (TBAs) Purchased	$1,119,108	$704,400
Forward contracts (TBAs) Sold	$(1,119,108)	$(704,400)

Net	$—	$—

	Fair Value
	Assets	Liabilities
	(in thousands)
Mortgage-backed securities:
Forward contracts (TBAs) as of December 31, 2011	$8,980	$(8,860)

Forward contracts (TBAs) as of December 31, 2010	$8,016	$(7,802)

        All of BOMC's transactions in TBAs with off-balance sheet risk outstanding at December 31, 2011 and 2010 are short-term in nature with maturities of three months or less. The fair values of these derivative financial instruments are included in other assets in the net amounts of $120 thousand and $214 thousand as of December 31, 2011 and 2010, respectively. The unrealized gains are netted against unrealized losses on the Consolidated Statements of Operations.

        Included in the above amounts for BOMC are forward buy contracts from the Bank of $39.4 million at a gain of $375 thousand as of December 31, 2011.

Mortgage Bank Instruments with Off-Balance-Sheet Risk

        Our mortgage bank originates loans almost entirely for sale to external investors. Cash gains on loan sales of $139.2 million totaled $2.1 million in 2011, representing 60% of our mortgage bank's non-interest income. Cash gains on loan sales of $5.5 million totaled $36 thousand in 2010, representing 23% of our mortgage bank's non-interest income.

        Fair value adjustments and derivative income comprised $1.1 million or 32% of our mortgage bank's non-interest income in 2011. Our mortgage bank had no fair value adjustments or derivative income in 2010.

        In the third quarter of 2011, the Company elected to record its loans held for sale at fair value for all loans originated by the Company and held for sale as well as all loans which were both purchased and hedged. A fair value gain of $1.2 million was recorded at December 31, 2011 on $51.5 million in loans held for sale at fair value. The Company recorded no loans held for sale at fair value in 2010.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 19. DERIVATIVES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

        In order to mitigate interest rate risk, the Company typically locks interest rates on loans held for sale at fair value prior to funding while simultaneously locking a price to sell the loans to investors. According to relevant accounting guidance, rate lock commitments with borrowers are derivatives and must be recorded at fair value. The Company recorded a fair value gain of $487 thousand on a notional $31.1 million in rate lock commitments as of December 31, 2011. No gains or losses on rate lock commitments were recorded in 2010.

        All mandatory obligations to sell or purchase loans at a specific price in the future are considered to be derivatives and must be recorded at value. Also, in the third quarter of 2011, the Bank elected to record all of its forward sale commitments at fair value provided such commitments qualified for fair value treatment and are not otherwise considered to be derivatives. The Bank recorded a fair value loss of $518 thousand on a notional $94.1 million in forward commitments as of December 31, 2011.

Note 20: GOODWILL

        Included in other assets as of December 31, 2010 was $279 thousand in goodwill which was recorded on BOMC's balance sheet when it was acquired by MBFS in 2009. In the third quarter of 2011, all of BOMC's goodwill was determined to be impaired, primarily because under current accounting guidance, we were unable to demonstrate that BOMC's current market value was sufficient to support the carrying value of its goodwill. Therefore, we recorded an impairment charge related to goodwill in the amount of $279 thousand within our MCM business segment. Since this charge is included in the Company's consolidated statement of operations, there was no goodwill on the Company's consolidated balance sheet as of December 31, 2011.

Note 21: BUSINESS COMBINATIONS

Pending Merger with Professional Business Bank

        On November 21, 2011, the Bancorp and Bank entered into a Merger Agreement with Professional Business Bank, a California chartered commercial bank ("PBB"), CGB Holdings, Inc., a Delaware corporation ("CGB Holdings"), and Carpenter Fund Manager GP, LLC, a Delaware limited liability company ("Fund Manager"). Pursuant to the Merger Agreement, PBB will merge with and into the Bank and the Bank will be the surviving institution ("the Merger"). As of November 21, 2011, CGB Holdings beneficially owned approximately 92% of the issued and outstanding common stock of PBB, and Fund Manager, which is the general partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. (the "Funds"), beneficially owned 100% of the issued and outstanding common stock of CGB Holdings and approximately 43% of the issued and outstanding common stock of the Bancorp.

        Under the terms of the Merger Agreement, each outstanding share of common stock of PBB (other than shares as to which statutory dissenters' rights have been exercised) will be converted into the right to receive a number of shares of common stock of the Bancorp having an aggregate book value per share as of the last day of the month preceding the month in which the closing of the Merger occurs (the "Determination Date") equal to the book value per share of the common stock of PBB as of the Determination Date. After the Merger, the Funds are expected to control in excess of 75% of the issued and outstanding common stock of the Bancorp.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 21: BUSINESS COMBINATIONS (Continued)

        This Merger is expected to close on or about May 31, 2012.

Accounting Treatment for Pending Merger

        In accordance with current accounting guidance, the Merger will each be accounted for using the acquisition method of accounting. For accounting purposes, PBB will be considered the acquirer in the Merger, primarily because the percentage ownership of the combined bank being larger for former shareholders of PBB than those of the Bancorp.

        Under the acquisition method of accounting, the assets and liabilities of the Company will be recorded at their respective fair values and added to those of PBB, while the recorded assets and liabilities of PBB will be carried forward at their recorded amounts. All identifiable intangibles of the Company will be recorded at fair value and included as part of the net assets acquired by PBB. Goodwill will not be amortized but will be evaluated for impairment annually. Identifiable intangibles will be amortized over their estimated lives. Financial statements of the Company issued after the Merger will reflect these fair values.

Contemplated Capital Transaction

        The Bancorp has agreed to conduct a rights offering open to all shareholders of the Bancorp, excluding the Funds, no later than the latter of sixty days following the closing of the Merger and thirty days following the receipt of the Company's audited financial statements for the year ending December 31, 2011. The Bancorp will seek to raise up to $10,000,000 from the sale of shares of the Bancorp's common stock at a per share price equivalent to the book value per share of Bancorp common stock as of the end of the month preceding the month in which the registration statement relating to the rights offering becomes effective. This disclosure does not constitute an offer of any securities for sale.

Note 22. FAIR VALUE MEASUREMENTS

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

          Level 2:    Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data, either directly or indirectly. This would include those financial instruments that are valued using models or other valuation methodologies where substantially all of the assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 22. FAIR VALUE MEASUREMENTS (Continued)

          Level 3:    Significant unobservable inputs that reflect a Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability. Assets measured using Level 3 are for positions that are not traded in active markets or are subject to transfer restrictions, and or where valuations are adjusted to reflect illiquidity and or non-transferability. These assumptions are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. Management uses a combination of reviews of the underlying financial statements, appraisals and management's judgment regarding credit quality to determine the value of the financial asset or liability.

        The following table summarizes the Company's assets and liabilities which were measured at fair value on a recurring and non-recurring basis as of December 31, 2011 and 2010:

Description of Asset/Liability	December 31, 2011	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Available-for-sale securities	$11,486	$—	$11,486	$—
Loans held for sale	$51,451	$—	$51,451	$—
Derivative asset for rate lock commitments	$487	$—	$487	$—
Derivative asset for forward sale commitments	$12	$—	$12	$—
Servicing asset on loans sold	$38	$—	$—	$38
Derivative liability for forward sale commitments	$245	$—	$245	$—
Derivative liability for forward contracts (TBAs)	$285	$—	$285	$—
Measured on a non-recurring basis:
Impaired loans	$1,913	$—	$—	$1,913

Description of Asset/Liability	December 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities	$14,876	$—	$14,876	$—
Loans held for sale	$3,512	$—	$3,512	$—
Goodwill	$279	$—	$—	$279

        The following is a summary description of the valuation methodologies for assets and liabilities recorded at fair value:

  •
  Fair values for available-for-sale securities, including our private label MBS, are provided by a third-party broker/dealer, Vining Sparks, who obtains values through nationally recognized pricing services, primarily Interactive Data Corporation ("IDC"). IDC utilizes real time market price discovery along with actual security performance including cash flow structure to determine market values. If quoted market prices are not available, the fair value is determined by a matrix pricing,

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 22. FAIR VALUE MEASUREMENTS (Continued)

    which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the relationship of securities to other benchmark quoted securities (Level 2 inputs). Based on the December 31, 2011 valuation analysis, we believe the Company will receive all principal and interest due to each security.

  •
  In the third quarter, the Bank elected to record its loans held for sale at fair value on a prospective basis for all loans originated by the Bank and held for sale as well as all loans which were both purchased and hedged. The fair value of loans originated by the bank which are held for sale is based on the price of a forward sale contract for delivery of similar loans within 15 days of period end. The fair value of purchased loans held for sale is derived primarily by adjusting each loan's purchase price for the estimated change in value arising from changes in interest rates subsequent to each loan's purchase date. A positive valuation adjustment of $1.2 million was recorded during the year ended December 31, 2011 to adjust loans held for sale to fair value.

  •
  The fair value of rate lock commitments is based on the estimated future cash flows associated with each loan being locked as of period end. These future cash flows primarily consist of the anticipated price for each loan that will be paid by investors, net of each loan's par balance, plus any anticipated loan fees that will be paid by borrowers less any loan origination expenses that will be incurred by the Bank. The net amount of these cash flows is adjusted for the estimated probability of that each loan will be funded successfully (i.e., "pull through rate").

  •
  The fair value of forward contracts (TBAs) is based on quoted prices for identical instruments as derived from Bloomberg as of the measurement date. The values of TBAs arising from BOMC's riskless trading activity are recorded on a net basis as either a derivative asset or derivative liability.

  •
  The fair value of forward sale agreements is based on the change in the price investors would pay for loans as of the date each forward sale agreement is executed compared with the estimated price investors would pay for identical loans as of period end. Also, the Bank elected to record its "best efforts" forward sale agreements at fair value during the third quarter of 2011 for all forward sale agreements that were not deemed to be derivatives but qualified for fair value accounting. The value of "best efforts" forward sale agreements is adjusted for anticipated pull through rates.

  •
  The fair value of impaired loans is based on an evaluation at the time the loan is originally identified as impaired, and periodically thereafter, at the lower of cost or fair value. Fair value on impaired loans is measured based on the value of the collateral securing these loans, if the loan is collateral dependent, or based on the discounted cash flows for non-collateral dependent loans, and are classified at a level 3 in the fair value hierarchy. For impaired loans that are not TDRs, the discount rate applied to cash flows is the loans effective rate. For TDRs, the discount rate is the estimated market rate for borrowers and loans with similar characteristics. Collateral on collateral dependent loans may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. These loans fall within the Level 2 of the fair value hierarchy. Appraised and reported values may be discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business. Such discounts are typically significant and result in a

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 22. FAIR VALUE MEASUREMENTS (Continued)

    Level 3 classification of the inputs for determining fair value. For unsecured loans, the estimated future discounted cash flows of the business or borrower, are used in evaluating the fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

  •
  The fair value of goodwill is based on the implied fair value of the reporting unit as derived from the present value of its estimated future cash flows. At December 31, 2011, the fair value of the Company's identifiable assets exceeded the fair value of the reporting unit; therefore, the fair value of the Company's goodwill was $0.

        The following disclosure of the carrying amounts and estimated fair values of the Company's financial instruments is based on available market information and appropriate valuation methodologies. Since considerable judgment is required to estimate fair values, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2011 or 2010. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 22. FAIR VALUE MEASUREMENTS (Continued)

        The table below presents the carrying amounts and fair values of the Company's financial instruments as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$2,930	$2,930	$1,846	$1,846
Federal funds sold	16,761	16,761	37,250	37,250
Time deposits—other financial institutions	594	594	2,868	2,858
Investment securities—available for sale	11,486	11,486	14,876	14,378
Investment securities—held to maturity	—	—	498	504
Loans held for sale, at fair value	51,451	51,451	—	—
Loans held for sale, at lower of cost or fair value	914	914	3,512	3,512
Loans held for investment	103,425	101,945	87,360	86,632

Total loans, net	155,790	154,310	90,872	90,144
FHLB stock and Federal Reserve stock	1,132	1,132	1,156	1,156
Investment in Limited Partnership Fund	2,638	2,638	—	—
Derivative asset for rate lock commitments	487	487	—	—
Derivative asset for forward sale commitments	12	12	—	—
Servicing asset on loans sold	38	38
Accrued interest receivable	480	480	419	419
Financial Liabilities:
Non-interest bearing demand deposits	$51,736	$51,736	$52,894	$52,894
Interest-bearing demand deposits, savings, money market accounts	41,144	41,144	31,721	31,721
Certificates of deposits	76,820	76,893	37,630	37,544
FHLB advances and borrowings	10,547	10,752	4,500	4,492
Derivative liability for forward sale commitments	245	245	—	—
Derivative liability for forward contracts (TBAs)	285	285	—	—
Accrued interest payable	33	33	30	30

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

  •
  Fair values for available-for-sale securities are provided by a third-party broker/dealer, Vining Sparks, who obtains values through nationally recognized pricing services, primarily IDC.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 22. FAIR VALUE MEASUREMENTS (Continued)

  •
  The fair value of loans originated by the Bank which are held for sale and reported at fair value is based on the price of a forward sale contract for delivery of similar loans within 15 days of period end. The fair value of purchased loans held for sale and reported at fair value is derived primarily by adjusting each loan's purchase price for the estimated change in value arising from changes in interest rates subsequent to each loan's purchase date. The carrying values of loans held for sale and reported at the lower of cost or fair value approximate their fair values, primarily due to the variable nature of their interest rates and/or the short amount of time these loans typically remain on the Bank's balance sheet (i.e., less than 30 days).

  •
  The fair value for loans held for investment (net) is estimated by discounting their expected future cash flows using current offer rates for similar loans, adjusted by the Company's allowance for loan losses.

  •
  The carrying amounts for non-marketable securities, consisting of stock at the FHLB and the Federal Reserve Bank, are a reasonable estimate of fair value.

  •
  The carrying amount for the Bank's investment in MIMS-1 is a reasonable estimate of fair value, primarily due to short-term holding period for the underlying investments of this fund.

  •
  The fair value of rate lock commitments is based on the estimated future cash flows associated with each loan being locked as of period end. These future cash flows primarily consist of the anticipated price for each loan that will be paid by investors, net of each loan's par balance, plus any anticipated loan fees that will be paid by borrowers less any loan origination expenses that will be incurred by the Bank. The net amount of these cash flows is adjusted for the estimated probability that each loan will be funded successfully (i.e., "pull through rate").

  •
  The fair value of forward contracts (TBAs) is based on quoted prices for identical instruments as derived from Bloomberg as of the measurement date. The values of TBAs arising from BOMC's riskless trading activity are recorded on a net basis as either a derivative asset or derivative liability.

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

  •
  The fair values of FHLB fixed-rate term borrowings are estimated by discounting their expected future cash flows by current rates charged for borrowings with similar remaining maturities. The carrying amounts for overnight FHLB borrowings approximate their fair values due to their one-day maturity. The fair value of the Bank's mortgage note was estimated by discounting its expected future cash flows using an estimated current rate for a similar loan. The carrying amount for the Company's borrowings under the Credit Agreement is a reasonable estimate of their fair value.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 22. FAIR VALUE MEASUREMENTS (Continued)

  •
  The fair value of forward sale agreements is based on the change in the price investors would pay for loans as of the date each forward sale agreement is executed compared with the estimated price investors would pay for identical loans as of period end. Also, the Bank elected to record its "best efforts" forward sale agreements at fair value during the third quarter of 2011 for all forward sale agreements that were not deemed to be derivatives but qualified for fair value accounting. The value of "best efforts" forward sale agreements is adjusted for anticipated pull through rates.

  •
  The carrying amounts for accrued interest payable are a reasonable estimate of fair value.

        The fair values of the Company's financial instruments typically will change when market interest rates change and that change may be either favorable or unfavorable to the Company. As a result, management attempts to match the expected cash flows of the Company's financial instruments to the extent believed necessary to maintain the risk of adverse changes in the net value of the Company's financial instruments within acceptable levels. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Also, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Since the extent to which borrowers and depositors will respond to potential future changes in market rates is difficult to accurately forecast, management relies on myriad assumptions and utilizes considerable judgment when managing the potential risk of adverse changes in the net values of the Company's financial instruments.

        The fair value of commitments is based on an index plus a margin to a market rate of interest and are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at December 31, 2011 and 2010.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 23. NON-INTEREST EXPENSE

        The following table lists the major components of the Company's non-interest expense:

	For the Twelve Months Ended December 31, 2011	For the Twelve Months Ended December 31, 2010
	(in thousands)
Compensation and benefits	$14,798	$11,771
Occupancy and equipment	1,606	1,110
Technology and communication	1,830	1,417
Professional fees	1,906	1,421
Marketing and business development	554	365
Regulatory assessments	273	314
Loan expenses	302	42
Directors fees	123	202
Education and dues	106	211
Postage and supplies	166	115
Other non-interest operating expenses	219	263
Impairment of subsidiary goodwill	279	—

Total non-interest expenses	$22,162	$17,231

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis, including controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        As of December 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2011 is effective.

Changes in Internal Control

        There were no changes in the Company's internal control over financial reporting in the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Our Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC guidance for non-accelerated filers.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required under this Item will be found in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required under this Item will be found in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

        The information required under this Item will be found in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required under this Item will be found in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required under this Item will be found in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011 and is incorporated herein by reference.

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

  3.
  EXHIBITS

    The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 124 of this Annual Report on Form 10-K, which Exhibit Index indicates each exhibit that is a management contract or compensatory plan or arrangement.

(b)
EXHIBITS

  See exhibits listed in "Exhibit Index" on page 124 of this report.

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

MANHATTAN BANCORP
Date: March 30, 2012	/s/ TERRY ROBINSON Terry Robinson President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2012	/s/ J. GRANT COUCH, JR. J. Grant Couch Jr. Chairman of the Board
Dated: March 30, 2012	/s/ CHRIS W. CARAS, JR. Chris W. Caras, Jr. Director
Dated: March 30, 2012	/s/ HARRY W. CHENOWETH Harry W. Chenoweth Director
Dated: March 30, 2012	/s/ JOHN D. FLEMMING John D. Flemming Director
Dated: March 30, 2012	/s/ BRIAN CÔTÉ Brian E. Côté Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 30, 2012	/s/ PATRICK E. GREENE Patrick E. Greene Director

Dated: March 30, 2012	/s/ CHRISTOPHER J. GROWNEY Christopher J. Growney Director
Dated: March 30, 2012	/s/ GREG JACOBSON Greg Jacobson Director
Dated: March 30, 2012	/s/ TERRY ROBINSON Terry Robinson Chief Executive Officer (Principal Executive Officer) Director
Dated: March 30, 2012	/s/ LARRY S. MURPHY Larry S. Murphy Director
Dated: March 30, 2012	/s/ STEPHEN P. YOST Stephen P. Yost Director

Exhibit Number
2.1	Agreement and Plan of Merger and Reorganization, dated as of November 21, 2011, among Carpenter Fund Manager GP, LLC, Manhattan Bancorp, Bank of Manhattan, N.A., CGB Holdings, Inc. and Professional Business Bank, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission ("SEC") on November 23, 2011.
2.2
First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 18, 2012, among Carpenter Fund Manager GP, LLC, Manhattan Bancorp, Bank of Manhattan, N.A., CGB Holdings, Inc. and Professional Business Bank, incorporated by reference to Form 8-K filed with the SEC on January 20, 2012.
3.1	Articles of Incorporation of Manhattan Bancorp, as amended, incorporated by reference to Form SB-2 Registration Statement filed with the SEC on February 5, 2007.
3.2	By-laws of Manhattan Bancorp, incorporated by reference to Form SB-2 Registration Statement filed with the SEC on February 5, 2007.
4.1	Specimen Common Stock Certificate, incorporated by reference to Form SB-2 Registration Statement Registration Statement filed with the SEC on February 5, 2007.
10.1	Lease for Main office of Bank of Manhattan, incorporated by reference to Form SB-2 Registration Statement filed with the SEC on February 5, 2007.
10.2	First Amendment to Lease for Main office of Bank of Manhattan.
10.3	Second Amendment to Lease for Main office of Bank of Manhattan, incorporated by reference to Form 10-Q filed with the SEC on May 12, 2011.
10.4	Form of Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement filed with the SEC on February 5, 2007.(x)
10.5	Stock Purchase Agreement dated May 14, 2008 between Manhattan Bancorp and Carpenter Fund Manager GP, LLC incorporated by reference to Form 8-K filed with the SEC on May 16, 2008.
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
10.9
Operating Agreement of Manhattan Capital Markets LLC, dated as of July 30, 2010, by and between MBFS Holdings, Inc and Bodi Advisors, Inc., incorporated by reference to Form 10-K filed with the SEC on March 30, 2011.
10.10
Amendment No. 1 to Operating Agreement of Manhattan Capital Markets LLC, dated as of November 30, 2010, by and between MBFS Holdings, Inc. and Bodi Advisors, Inc., incorporated by reference to Form 10-K filed with the SEC on March 30, 2011.
10.11	Employment Agreement dated October 1, 2009 by and between BOM Capital, LLC and Harold Hermelee, incorporated by reference to Form 8-K filed with the SEC on October 7, 2009.(x)

Exhibit Number
10.12	Employment Agreement dated October 1, 2009 by and between BOM Capital, LLC and Tad Dahlke, incorporated by reference to Form 8-K filed with the SEC on October 7, 2009.(x)
10.13	Employment Agreement dated October 1, 2009 by and between BOM Capital, LLC and Greg Jacobson, incorporated by reference to Form 8-K filed with the SEC on October 7, 2009.(x)
10.14	Employment Agreement dated December 8, 2009 by and between Manhattan Bancorp and Kyle A. Ransford, incorporated by reference to Form 8-K filed with the SEC on December 14, 2009.(x)
10.15	Employment Agreement dated March 1, 2010 by and between Manhattan Bancorp, Bank of Manhattan, N.A. and Deepak Kumar, incorporated by reference to Form 8-K filed with the SEC on March 5, 2010.(x)
10.16
Employment Agreement dated November 23, 2010 by and between Manhattan Bancorp, Bank of Manhattan, N.A. and Terry L. Robinson, incorporated by reference to Form 8-K filed with the SEC on November 23, 2010.(x)
10.17
First Amendment to Employment Agreement dated as of April 28, 2011 by and among Manhattan Bancorp, Bank of Manhattan, N.A. and Terry L. Robinson, incorporated by reference to Form 8-K filed with the SEC on May 2, 2011.(x)
10.18	Employment Agreement dated May 27, 2011 by and among Manhattan Bancorp, Bank of Manhattan, N.A. and Brian E. Côté, incorporated by reference to Form 8-K filed with the SEC on June 6, 2011.(x)
10.19
Credit Agreement dated as of July 25, 2011, by and among Manhattan Bancorp, Carpenter Fund Management Company, LLC, as administrative agent, and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders, incorporated by reference to Form 8-K filed with the SEC on July 29, 2011.
10.20
Stock Pledge and Security Agreement dated as of July 25, 2011, by Manhattan Bancorp in favor of Carpenter Fund Management Company, LLC, as administrative agent, incorporated by reference to Form 8-K filed with the SEC on July 29, 2011.
10.21
First Amendment to Credit Agreement, dated as of November 21, 2011, among Manhattan Bancorp, the lenders party thereto and Carpenter Fund Management Company, LLC, as administrative agent for the Lenders, incorporated by reference to Form 8-K filed with the SEC on November 23, 2011.
10.22
Second Amendment to Credit Agreement, dated as of January 18, 2012, among Manhattan Bancorp, the lenders party thereto and Carpenter Fund Management Company, LLC, as administrative agent for the Lenders, incorporated by reference to Form 8-K filed with the SEC on January 20, 2012.
16.1	Letter dated August 29, 2011, from Vavrinek, Trine, Day & Co., LLP to the SEC, incorporated by reference to Form 8-K filed with the SEC on August 29, 2011.
21	Subsidiaries of the registrant.
23.1	Consent of Vavrinek, Trine, Day & Co., LLP.
23.2	Consent of McGladrey & Pullen, LLP.

Exhibit Number
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.(y)
101.SCH	XBRL Taxonomy Extension Schema Document.(y)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(y)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(y)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(y)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(y)

(x)
Indicates management contract or compensatory plan or arrangement

(y)
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