Form 10-K/A
period 2011-12-31
Manhattan Bancorp
filed 2012-04-30
CIK 1387632

Use these links to rapidly review the document

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

         None.

Manhattan Bancorp
Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2011

EXPLANATORY NOTE

        On March 30, 2012, Manhattan Bancorp (the "Company") filed its Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission (the "SEC"). Because the Company will not file a definitive proxy statement for its 2012 annual meeting of shareholders within 120 days after the end of its last fiscal year, the Company is filing this Amendment No. 1 to set forth the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Item 15 of Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

        This Amendment No. 1 does not reflect events occurring after the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 or modify or update the disclosures contained therein, except as expressly set forth herein.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

        The Company's bylaws provide for a range of between seven (7) and thirteen (13) directors, with the exact number of directors to be fixed from time to time, within the foregoing range, by a resolution duly adopted by a majority of the Board of Directors or by a resolution adopted by a majority of the shareholders at any meeting thereof or by written consent. The exact number of directors is presently fixed at ten (10). Information about the current directors of the Company is set forth below.

Chris W. Caras, Jr.
Director since 2006
Member of the Audit & Risk Committee, the Compensation, Corporate Governance & HR Committee and the Directors' Loan Committee

        Mr. Caras, 38, has served as Senior Vice President at Grubb & Ellis Company, a commercial real estate advisory firm, since 2005. Mr. Caras has also served as Property Manager for Car-Gin Property Management, where he oversees the management, design and construction of office, apartment and retail properties in Southern California, since 1996. Mr. Caras was an Associate in the Los Angeles office of Studley, a commercial real estate brokerage company, from 1999 to 2002. In 2002, Mr. Caras joined Newmark of Southern California, Inc., where he coordinated the expansion of this New York real estate brokerage firm to Southern California. Mr. Caras founded Caras Homes, Inc., a residential development company specializing in the development of condominiums and single-family homes in the South Bay region of Los Angeles County, in 2000. Mr. Caras is a California Licensed Salesperson and a State Licensed Contractor. He holds a B.A. in Urban Development and City Planning from the University of California, Berkeley.

        Skills, knowledge and values:    Extensive knowledge in construction/development from eleven years of residential speculation development. Expertise in the valuation of commercial properties from fifteen years of commercial real estate brokerage experience.

Harry W. Chenoweth
Director since 2007
Member of the Compensation, Corporate Governance & HR Committee and the Directors' Loan Committee

        Mr. Chenoweth, 70, served as interim Chief Executive Officer of Manhattan Bancorp from February 2010 to March 2010 and from October 2010 to January 2011. He served as Executive Vice President and Manager of the Southern California Banking Group of Imperial Bank from 1996 to his retirement from banking in 2001, and in various capacities with Union Bank of California from 1969 to 1996. Mr. Chenoweth last served as President and Chief Operating Officer of Barrister Executive Suites, LLC, a property management company offering full-service executive office space for short and long-term leases, from 2001 to 2004. Mr. Chenoweth holds a B.S. from Wittenberg University and an M.B.A. from Bowling Green University.

        Skills, knowledge and values:    Thirty-five years of commercial banking experience in various executive positions; and four years as an officer in the United States Navy.

J. Grant Couch, Jr.
Director since 2009
Chairman of the Board since 2010
Member of the Compensation, Corporate Governance & HR Committee and the Asset/Liability Committee

        Mr. Couch, 63, is an experienced financial services professional. Prior to his retirement in 2008, Mr. Couch served as President and Chief Operating Officer of Countrywide Capital Markets, a subsidiary of Countrywide Financial Corporation and an institutional broker-dealer primarily specializing in trading and underwriting mortgage-backed securities. He began his career in 1971 with the New York-based commercial bank, Manufacturers Hanover Trust. In 1976, Mr. Couch began his fixed income career in New York investment banks, with his primary responsibilities focused on management and trading in mortgage backed securities. He has held positions in J. Henry Schroeder Banking Corp, Dean Witter Reynolds, Bear Stearns & Company, Wheat First Securities, Merrion Group LLC, and Sandler O'Neill. Mr. Couch holds a B.S. in Mechanical Engineering and an M.B.A. with an emphasis in Finance from Lehigh University

        Skills, knowledge and values:    Over thirty-five years of experience in financial services, including ten years in commercial banking.

John D. Flemming
Director since 2009
Chairman of the Compensation, Corporate Governance & HR Committee

        Mr. Flemming, 53, is President and Chief Operating Officer of Carpenter & Company and a Managing Member of the general partner for the Carpenter Community BancFunds. Mr. Flemming has been associated with Carpenter & Company for over 20 years, and today oversees all activities of the firm. He was appointed President of Carpenter & Company in 1991, and during his tenure has built, managed, and supervised the government asset management practice, the broker/dealer subsidiary, the investment banking function, and private equity activities. Mr. Flemming is a magna cum laude graduate of Harvard College and holds General Securities Principal and Representative licenses.

        Skills, knowledge and values:    Strong analytical, structuring, communication and managerial skills, as well as a strong strategic understanding of the banking industry and contact with senior management of hundreds of banking companies and federal regulators.

Patrick E. Greene
Director since 2007
Member of the Compensation, Corporate Governance & HR Committee and Asset/Liability Committee

        Mr. Greene, 66, was the President and owner of Greene's Ready Mixed Concrete, a family-owned business, until his retirement in 2006. Mr. Greene was a founding director of Bay Cities National Bank of Redondo Beach and served on the board from 1982 to 1995. Mr. Greene was a board member of the Southern California Rock Products Association from 1991 to 1997. Mr. Greene holds a B.S. in Business Administration from Loyola University of Los Angeles.

        Skills, knowledge and values:    Expertise in the valuation of commercial properties from thirteen years of commercial real estate brokerage experience.

Christopher J. Growney
Director since 2006
Member of the Audit & Risk Committee and Chairman of the Asset/Liability Committee

        Mr. Growney, 39, has served as a Principal of Clearwater Analytics, LLC, an investment advisory firm providing fixed income strategies and technology to institutional clients, since 2001, and as a

Principal of Caribou Consolidated, LLC, a family investment company, since 2006. He served as an Investment Manager for Cisco Systems from 1999 to 2001. Before joining Cisco Systems, Mr. Growney oversaw select portfolio trading and short duration portfolio management at Patterson Capital of Los Angeles from 1997 to 1999 and worked in the fixed income desk of Morgan Stanley Dean Witter Reynolds from 1995 to 1997.

        Skills, knowledge and values:    Expertise in fixed income investment management, including portfolio management, credit analysis and trading.

Greg B. Jacobson
Director since 2010
Member of the Asset/Liability Committee

        Mr. Jacobson, 48, has served as Chief Executive Officer of BOM Capital, LLC since April 2009 and of Manhattan Capital Markets LLC since November 2010. Prior to organizing BOM Capital, LLC in April 2009, Mr. Jacobson was the President and Chief Operating Officer of Countrywide Capital Markets Asia, a subsidiary of Countrywide Financial Corporation where he supervised Countrywide's investment banking and broker/dealer activities in Hong Kong and Tokyo. These responsibilities included compliance, operational and risk oversight. Mr. Jacobson held this role from 2006 until September 2008. Before working for the Countrywide group in Asia, he worked in a management capacity at Countrywide's Broker/Dealer and also organized and operated Countrywide's Warehouse Lending subsidiary.

        Skills, knowledge and values:    Over 25 years in various capacities in the financial industry, principally related to mortgage-related activities.

Larry S. Murphy
Director since 2006
Chairman of the Audit & Risk Committee and Member of the Asset/Liability Committee and the Directors' Loan Committee

        Mr. Murphy, 68, served as Vice President with Freeman & Mills, Inc., a litigation consulting firm, from 1980 to 1994 and from 2000 to 2010. Mr. Murphy was with the consulting firm Putnam Hayes & Barlett, until the firm merged with Hagler Bailly in 1998. Mr. Murphy spent two years on assignment in Switzerland, where he audited international financial service organizations and manufacturing and marketing concerns. Mr. Murphy's more recent consulting engagements included complex litigation, involving financial institutions, real estate transactions, professional responsibilities of accountants and various securities matters, including the defense of officers, directors and other insiders and assisting corporate and individual targets of investigations by regulatory agencies. Mr. Murphy's audit experience, at the partner and manager level, involved SEC reporting companies and a variety of industries and complexity, such as franchising, multinational corporations, financial institutions and extractive industries. Mr. Murphy holds a B.S. in Accounting from San Diego State University. He received his California CPA license in 1969 and has been a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants since 1970.

        Skills, knowledge and values:    Strong background in accounting, auditing and business practice management for financial institutions and a variety of other industries.

Terry L. Robinson
Director since 2010
Member of the Asset/Liability Committee and Directors' Loan Committee

        Mr. Robinson, 64, has served as Chief Executive Officer of Manhattan Bancorp since January 2011. Prior to joining Manhattan Bancorp, he served as Chief Executive Officer of Plaza Bank, an Irvine, California-based bank with approximately $360 million in assets, from June 2009 to December 2010. Before joining Plaza Bank, Mr. Robinson was President and Chief Executive Officer of The Vintage Bank and its parent company, North Bay Bancorp, based in Napa, California, where he was employed from 1988 until its sale in 2007. Under his leadership, Vintage grew from $26 million to $675 million in assets. Mr. Robinson holds a B.S. in Accounting from the University of Idaho, and an M.B.A. with an emphasis in Finance from the University of California at Berkeley. He has held Certified Public Accountant licenses for both Idaho and California.

        Skills, knowledge and values:    Mr. Robinson possesses particular knowledge and experience operating financial institutions, as well as strategic planning and finance, that strengthen the board of directors' collective qualifications, skills and experience.

Stephen P. Yost
Director since 2006
Chairman of the Directors' Loan Committee

        Mr. Yost, 66, has served as a Principal of Kestrel Advisors, a consulting firm focused on the banking, financial and legal communities, since 2007, and as a member of the board of directors of Mission Community Bancorp and its subsidiaries, Mission Community Bank and Mission Asset Management, Inc., since 2010. In 2006, Mr. Yost retired from Comerica Bank after 35 years in the banking industry. For 26 years of his banking career, Mr. Yost was associated with First Interstate Bank of California until 1996. In 1996, Mr. Yost joined the Los Angeles-based Mellon Bank, NA as the Senior Credit Officer for the West Coast, holding responsibility over credit approvals for large corporate and middle-market banking portfolios. In 1998, Mr. Yost joined Imperial Bank as Executive Vice President and Chief Credit Officer and remained after the Comerica acquisition in 2001 as Executive Vice President and Regional Chief Credit Officer, with credit responsibilities over the Southern California and Arizona region and co-responsibilities for Northern California. From 2004 until his retirement in 2006, Mr. Yost was Executive Vice President and manager of Special Asset Group, Western Region, for Comerica Bank. Mr. Yost holds a B.S. in Economics from St. Mary's College in Moraga, California and an M.B.A. from the University of Santa Clara.

        Skills, knowledge and values:    Forty years of experience in banking, with a focus on risk management. Has developed and taught risk management classes to fellow bankers. Previously, an adjunct professor at Golden Gate University in San Francisco, teaching banking courses in a graduate program.

CORPORATE GOVERNANCE

Board Leadership Structure

        The Board of Directors does not have a policy regarding the separation of the roles of Chairman of the Board and Chief Executive Officer, as the Board of Directors believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership composition of the Board of Directors. In cases where the Board of Directors determines it is advisable to combine the roles of Chairman of the Board and Chief Executive Officer, the independent directors will designate a lead independent director.

        The position of Chairman of the Board and the office of Chief Executive Officer are currently held by different persons. The duties of the Chairman of the Board include providing strategic leadership and guidance; presiding at the meetings of the Board of Directors and executive sessions of independent directors; calling executive sessions and special meetings of the Board of Directors; establishing agendas for meetings of the Board of Directors and independent directors with advice from senior management and outside advisors; advising and consulting with the Chief Executive Officer, other executive officers, including our senior risk officers, and the chairmen of the board of directors committees regarding strategies, risks, opportunities, and other matters.

Risk Oversight and the Board

        The Board of Directors is actively involved in and responsible for oversight of risks that could affect the Company. The Board of Directors satisfies this responsibility through written or oral reports directly from officers with oversight responsibility for particular risks within the Company. Reports are submitted regularly to the Board of Directors that report risk trends, results of strategic and capital plan monitoring, results of regulatory issue monitoring and financial, credit and operational key risk indicators. The Board of Directors is assisted by its committees, which regularly provide reports of their activities and conclusions to the full Board of Directors for discussion and acceptance.

        The Chairman of the Board and the Chief Executive Officer address risk matters at Board of Directors meetings. In addition, other members of senior management regularly provide reports directly to the Board of Directors in the board meetings.

Board Committees

        From time to time the Board of Directors appoints and empowers committees to carry out specific functions on behalf of the Board of Directors. Set forth below is a description of the current committees of the Board of Directors and their members: the Audit & Risk Committee, the Compensation, Corporate Governance & HR Committee and the Asset/Liability Committee. Each of the Committees are joint committees of the Company and the Bank.

        The Board of Directors does not maintain a separate nominating committee because the Board of Directors believes that it can select prospective director nominees by acting on the basis of a consensus of the entire Board of Directors. Accordingly, all directors participate in the selection of candidates for nomination as directors of the Company. The Board of Directors identifies and deliberates on the merits of candidates.

        The Board of Directors and each of its committees has authority to obtain advice and assistance from internal or outside legal, accounting or other advisors as it deems necessary to carry out its duties, at the expense of the Company.

        The Audit & Risk Committee:    The members of the Audit & Risk Committee for all of 2011 were Mr. Murphy (Chairman), Mr. Growney and Mr. Caras. The Audit & Risk Committee has been established in accordance with the requirements of the Securities Exchange Act of 1934, as amended, and each of its members is "independent" within the meaning of the listing standards of the NASDAQ Marketplace Rules. The Audit & Risk Committee held five (5) meetings during 2011.

        The Audit & Risk Committee operates under a Board-approved charter, which can be found on the Company's website www.thebankofmanhattan.com. The Audit & Risk Committee's responsibilities include:

  •
  appointment, compensation, retention, termination, oversight and evaluation of the Company's independent auditors;

  •
  determining the extent of funding that the Company must provide to the Audit & Risk Committee to carry out its duties;

  •
  holding regular discussions with management and the independent auditors about matters pertaining to risk management and the audit;

  •
  reviews with the independent auditors the proposed scope of, fees for, and results of, the annual audit;

  •
  reviews the system of internal accounting controls and the scope and results of internal audits with the independent auditors and the Company's management; and

  •
  pre-approves the audit and permissible non-audit services provided by the independent auditors.

        The Board of Directors has determined that each member of the Audit & Risk Committee has sufficient accounting or related financial management expertise to serve on the Audit & Risk Committee and that Mr. Murphy meets the qualifications of an "audit committee financial expert" as the term is defined in the rules and regulations of the SEC.

        The Compensation, Corporate Governance & HR Committee:    The members of the Compensation, Corporate Governance & HR Committee as presently constituted are Messrs. Flemming (Chairman), Chenoweth, Caras, Greene and Couch. Each member of the Compensation, Corporate Governance & HR Committee is "independent" within the meaning of the listing standards of the NASDAQ Marketplace Rules. The Compensation, Corporate Governance & HR Committee held five (5) meetings during 2011.

        The Compensation, Corporate Governance & HR Committee operates under a Board-approved charter, which can be found on the Company's website at www.thebankofmanhattan.com. The Compensation, Corporate Governance & HR Committee monitors the performance of senior management in relation to applicable corporate goals and strategies, and makes recommendations to ensure that compensation and benefits are at levels that enable the Company to attract and retain high quality employees. The Compensation, Corporate Governance & HR Committee considers and makes recommendations to the Board of Directors concerning compensation and/or benefit plans for the Company's personnel.

        The Compensation, Corporate Governance & HR Committee, in consultation with other committee chairpersons, is responsible for annually evaluating the performance of the Chief Executive Officer of the Company in light of the goals and objectives of the Company's strategic plan and the Chief Executive Officer's individual performance goals. Based on this evaluation, the Compensation, Corporate Governance & HR Committee determines the Chief Executive Officer's compensation and benefits levels.

        The Compensation, Corporate Governance & HR Committee also annually reviews and determines the compensation arrangements for all executive officers, including: (i) annual base salary amounts; (ii) annual bonus arrangements, if any; (iii) any long-term incentive compensation; (iv) any employment agreements, severance arrangements and change in control and similar agreements/provisions; and (v) any perquisites, special or supplemental benefits. The executive officers of the Company do not have a role in recommending the amount or form of their own compensation. The Chief Executive Officer, although not a member of the Compensation, Corporate Governance & HR Committee, presents to the Compensation, Corporate Governance & HR Committee recommendations for compensation of the other executive officers. The full Board of Directors, and not the Compensation, Corporate Governance & HR Committee, determines director compensation.

        The Compensation, Corporate Governance & HR Committee has the authority to retain and terminate compensation consultants to assist in the evaluation of the Chief Executive Officer, including the sole authority to approve the consultant's fees and other retention terms.

        The Asset/Liability Committee:    The members of the Asset/Liability Committee for 2011 were Messrs. Growney (Chairman), Greene, Murphy, Jacobson, Robinson and Ransford. Mr. Ransford served on the Asset/Liability Committee until October 2011. The Asset/Liability Committee held five (5) meetings during 2011.

        The Asset/Liability Committee provides guidance and assistance to management in the interpretation and adherence to policy and monitors the effectiveness of the asset/liability management efforts. The Asset/Liability Committee operates under a Board-approved charter, which can be found on the Company's website at www.thebankofmanhattan.com.

Code of Conduct

        The Company has adopted a Code of Conduct applicable to all of its directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions, which can be found on the Company's website at www.thebankofmanhattan.com. The Code sets forth the Company's values and expectations regarding ethical and lawful conduct and is also intended to deter wrongdoing, to promote honest and ethical conduct, and compliance with applicable laws and regulations.

EXECUTIVE OFFICERS

        Biographical information for each of the Company's current executive officers, other than Terry R. Robinson and Greg B. Jacobson, whose biographies are provided under the heading "Board of Directors," is provided below.

Brian E. Côté
Executive Vice President and Chief Financial Officer

        Mr. Côté, 58, has served as Executive Vice President and Chief Financial Officer of Manhattan Bancorp and the Bank of Manhattan since May 2011. Prior to joining Manhattan Bancorp, Mr. Côté served as a Director at Mike Higgins & Associates, Inc. from July 2009 until April 2011, where he managed the consulting firm's asset/liability management services provided to bank and credit union clients throughout the United States. From November 2008 until July 2009, Mr. Côté served as an executive of U.S. Bancorp, where he provided transitional support in connection with the acquisition by U.S. Bancorp of the banking operations of Downey Savings and Loan Association, F.A. Mr. Côté had previously served as Executive Vice President and Chief Financial Officer of Downey Financial Corp. and Downey Savings and Loan Association, F.A. from March 2006 until November 2008, as Executive Vice President of Chinatrust Bank (U.S.A.) from April 2004 until March 2006, and as Chief Financial Officer of Kinecta Federal Credit Union from June 1999 until April 2004, DiTech Funding Corp. from February 1998 until May 1999, and WesCorp FCU from December 1993 until February 1998. In addition, Mr. Côté served in a variety of financial positions at Security Pacific National Bank and American Express International Bank in Europe.

Shannon A. Millard
Executive Vice President

        Ms. Millard, 49, has served as Executive Vice President and Chief Credit Officer of Manhattan Bancorp and Bank of Manhattan since July 2010. Prior to joining Manhattan Bancorp, Ms. Millard held a number of senior management positions with First Federal Bank of California, FSB from 1992 to April 2010, most recently serving as Executive Vice President and President of Retail Banking from 2007 to April 2010.

Richard L. Sowers
Executive Vice President

        Mr. Sowers, 38, has served as Executive Vice President of Manhattan Bancorp since June 2009 and as Executive Vice President and Chief Business Officer of Bank of Manhattan since January 2011. He previously served as Executive Vice President and Chief Operating Officer of Bank of Manhattan from January 2009 to January 2011, and as Executive Vice President/Operations of Bank of Manhattan from June 2008 to January 2009. Prior to joining Manhattan Bancorp, Mr. Sowers served as a management consultant to the financial services industry from 1998 to 2008, with his most recent experience with CAST Management Consultants where he served as Vice President and a senior member of the management team in their Organizational Effectiveness and Revenue Enhancement practices.

Russell Hossain
Executive Vice President

        Mr. Hossain, 42, has served as Executive Vice President of Mortgage Lending for Bank of Manhattan since August 2010. Prior to joining Bank of Manhattan, Mr. Hossain was the National Sales Director for the Retail Division of a major Midwestern mortgage originator, and also served as Director of the firm's Wholesale Division; in these capacities Mr. Hossain steered the firm to substantial growth, making it one of the largest Mortgage Bankers in the U.S. Mr. Hossain's experience in the mortgage encompasses the entire mortgage origination process, with positions in Operations, Secondary Marketing and Sales.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons who own more than ten percent of the Company's common stock, to file initial reports of beneficial ownership of the Company's common stock and reports of changes in beneficial ownership of the Company's common stock with the SEC. Directors, executive officers and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). During 2011, Chris W. Caras, Jr. failed to file a Form 4 on a timely basis.

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Named Executive Officers

        Each individual who served as the principal executive officer of the Company during 2011 and the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2011 are referred to as the "Named Executive Officers."

 Summary Executive Compensation Table

        The following table sets forth certain summary compensation information for the fiscal year ended December 31, 2011, with respect to each of the Named Executive Officers.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Option Awards(3)	All Other Compensation(4)		Total
Terry L. Robinson	2011	$250,000	$0	$114,400	$10,023		$374,423
President/CEO	2010	$0	$0	$0	$0		$0
Greg B. Jacobson	2011	$240,000	$41,597	$0	$138,736	(5)	$420,333
President—Manhattan Capital Markets, LLC	2010	$225,262	$59,423	$0	$9,010		$293,695
Shannon Millard	2011	$215,000	$40,000	$17,000	$9,181		$281,181
Executive Vice President	2010	$97,064	$0	$24,900	$3,611		$125,575

(1)
Salary amount includes amounts deferred under the Company's 401(k) Plan. The 401(k) Plan permits participants to contribute a portion of their annual compensation on a pre-tax basis (subject to a statutory maximum), which contributions vest immediately when made. The Company's policy, for employees with one month of service, is to match 100% up to the first 3% of the employee contribution and to match 50% up to the next 2% of any additional employee contribution not to exceed in total 5% of such employee's annual compensation. The employer match is also immediately vested.

(2)
During 2011 and 2010, all bonuses were determined by the Compensation, Corporate Governance & HR Committee and were discretionary.

(3)
Represents the aggregate grant date fair value computed in accordance with Accounting Standards Codification Topic No. 718, Compensation-Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model.

(4)
Includes perquisites and other compensation. Additional information regarding other compensation, including perquisites that in the aggregate exceeded $10,000 for an individual, is provided in the "Components of All Other Compensation" table below.

(5)
Consists of commission payments.

Components of All Other Compensation

        The components of the "All Other Compensation" column in the Summary Compensation Table, including perquisites that in the aggregate exceeded $10,000 for an individual, are detailed in the following table:

Name	Year	Cost of Auto Provided	Club Memberships and Dues	401(k) Employer Contributions	Total
Terry L. Robinson	2011	$0	$0	$9,800	$9,800
	2010	$0	$0	$0	$0
Shannon Millard	2011	$0	$0	$8,622	$8,622
	2010	$0	$0	$0	$0

Employment Agreements

        On November 23, 2010, the Company and the Bank, N.A. entered into an employment agreement with Mr. Robinson, pursuant to which Mr. Robinson would serve as President and Chief Executive Officer of the Company and of the Bank, effective on January 1, 2011 (the "Robinson Agreement"). The Robinson Agreement was amended on April 28, 2011. The Robinson Agreement has an initial term of two years and provides an annual base salary of $250,000. In addition, bonuses could be paid at the discretion of the Board of Directors. The Robinson Agreement also provided Mr. Robinson with vacation benefits, medical and other insurance benefits, reimbursement for reasonable relocation expenses and ordinary and necessary business expenses, and a country club membership. Pursuant to the Robinson Agreement, Mr. Robinson was provided with two option awards each to purchase 40,000 shares of the Company common stock, with the first award vesting in three installments of 33.33% per year beginning one year after the date of grant and the second award vesting over a period of three years and following the achievement of performance benchmarks to be determined by the Board of Directors. In the event the employment of Mr. Robinson is terminated without cause by the Company and/or the Bank or by Mr. Robinson for good reason (each, as defined in the Robinson Agreement), Mr. Robinson will be entitled to receive his base salary through the date of termination, any accrued but unused vacation pay as of the date of termination, any incurred but unreimbursed business expenses and separation pay equal to twelve months of his then current annual base salary.

        On October 1, 2009, an employment agreement was executed between what is now known as MCM and Greg Jacobson (the "Jacobson Agreement'), whereby Mr. Jacobson was named President and Chief Executive Officer of MCM. The Jacobson Agreement has a term of five years commencing October 1, 2009, and has options to automatically extend for a subsequent period or periods of one year unless a ninety (90) day written notice is provided by either party to the agreement. Pursuant to the Jacobson Agreement, compensation is commission-based with the right to participate in other bonus plans associated with MCM. The Jacobson Agreement provides specific reasons for termination for cause, termination without cause, resignation by executive for "good reason", and termination following change of control.

        On March 2, 2011, the Company and the Bank entered into an employment agreement with Shannon Millard, pursuant to which Ms. Millard would serve as the Executive Vice President and Chief Credit Officer of the Bank (the "Millard Agreement"). The Millard Agreement continues until December 31, 2013 and provides an annual base salary of $215,000. In addition, bonuses could be paid at the discretion of the board of directors. The Millard Agreement also provided Ms. Millard with vacation benefits, medical and other insurance benefits and reimbursement for ordinary and necessary business expenses. Pursuant to the Millard Agreement, Ms. Millard was provided with a stock option award to purchase 10,000 shares of the Company common stock, with the award vesting over a three year period and following the achievement of performance benchmarks to be determined by the Board of Directors. In the event the employment of Ms. Millard is terminated without cause by the Company and/or the Bank or by Ms. Millard for good reason (each, as defined in the Millard Agreement), Ms. Millard will be entitled to receive her base salary through the date of termination, any accrued but unused vacation pay as of the date of termination, any incurred but unreimbursed business expenses and separation pay equal to twelve months of her then current annual base salary.

Stock Options

        All outstanding stock options have been granted either under the Manhattan Bancorp 2007 Stock Option Plan or the Manhattan Bancorp 2010 Equity Incentive Plan, each of which plans has been approved by the Company's shareholders. There were no options exercised by Named Executive Officers during 2011. Options to purchase an aggregate of 585,693 shares of the common stock of the Company, with an average exercise price of $8.40 per share, were outstanding under the Manhattan Bancorp 2007 Stock Option Plan and the Manhattan Bancorp 2010 Equity Incentive Plan as of

December 31, 2011. The fair market value of the common stock of the Company was $2.90 based upon the last sale prior to December 31, 2011.

        The following table sets forth the outstanding equity awards held by each of the Named Executive Officers at December 31, 2011.

Outstanding Equity Awards at December 31, 2011

Name	Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Terry L. Robinson	0	80,000	—	$6.05	01/27/2021
Shannon Millard	30,000	0	—	$6.49	07/22/2020
	0	10,000	—	$5.81	03/24/2021

Options Granted during 2011

        The following table sets forth certain information with respect to options granted during 2011 to Named Executive Officers.

Name	Grant Date	Number of Securities Underlying Options(1)	Exercise or Base Price of Option Awards ($/Shares)
Terry L. Robinson	01/27/2011	80,000	$6.05
Shannon Millard	03/24/2011	10,000	$5.81

(1)
The above listed options were issued for a period of ten years with vesting to occur over the three year period beginning on the anniversary grant date unless otherwise indicated.

Director Compensation

        For director compensation, we use a combination of cash fees and compensation tied to our common stock to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, we consider the amount of time that directors expend in fulfilling their duties as well as the skill required for members of the Board of Directors.

        Director Meeting Fees and Retainers:    We paid the following cash fees in 2011 to non-employee directors for attendance at board and committee meetings and for serving as Committee Chairs:

Type of Fees
Board of Director Meetings	$1,000 Per Meeting
Committee Meetings—Non Chair	$1,000 Annual Retainer
Annual Retainer for Chair of Board Committees*	$5,000 Annual Retainer
Committee—Board of Directors—MCM	$25,000 Annual Retainer

*
The retainers are paid monthly

        Annual Director Option Award:    Periodically, the Company grants stock options to each non-employee director based upon the value of the service rendered and the frequency of the committee meeting.

2011 Non-Employee Director Compensation Table

        The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2011.

Name	Fees Earned(1) or Paid In Cash	Total
Chris W. Caras, Jr.	$9,500	$9,500
Harry W. Chenoweth	$9,000	$9,000
J. Grant Couch, Jr.	$30,000	$30,000
John D. Flemming	$13,750	$13,750
Patrick E. Greene	$7,000	$7,000
Christopher J. Growney	$8,750	$8,750
Larry S. Murphy	$14,000	$14,000
Stephen P. Yost	$22,500	$22,500

(1)
Represents fees paid from January 2011 to June 2011. In June 2011, the Board of Directors, acting upon a recommendation of the Compensation, Corporate Governance & HR Committee, suspended all compensation payable to non-employee directors, effective July 1, 2011.

Options Granted during 2011

        There were no options granted to non-employee directors during 2011.

 Outstanding Awards at December 31, 2011

Name	Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Chris W. Caras, Jr.	15,000	0	$10.00	8/10/2017
Chris W. Caras, Jr.	3,000	0	$9.25	12/13/2017
Chris W. Caras, Jr.	6,000	0	$8.00	11/20/2018
Chris W. Caras, Jr.	1,444	2,889	$6.61	6/24/2020
Harry W. Chenoweth	15,000	0	$10.00	8/10/2017
Harry W. Chenoweth	3,250	0	$9.25	12/13/2017
Harry W. Chenoweth	6,500	0	$8.00	11/20/2018
Harry W. Chenoweth	1,611	3,222	$6.61	6/24/2020
J. Grant Couch, Jr.	6,666	3,334	$7.77	6/15/2019
John D. Flemming	1,861	3,722	$6.61	6/24/2020
Patrick E. Greene	15,000	0	$10.00	8/10/2017
Patrick E. Greene	2,500	0	$9.25	12/13/2017
Patrick E. Greene	5,000	0	$8.00	11/20/2018
Patrick E. Greene	1,361	2,722	$6.61	6/24/2020
Christopher J. Growney	15,000	0	$10.00	8/10/2017
Christopher J. Growney	2,750	0	$9.25	12/13/2017
Christopher J. Growney	6,000	0	$8.00	11/20/2018
Christopher J. Growney	1,611	3,222	$6.61	6/24/2020
Larry S. Murphy	15,000	0	$10.00	8/10/2017
Larry S. Murphy	3,000	0	$9.25	12/13/2017
Larry S. Murphy	8,500	0	$8.00	11/20/2018
Larry S. Murphy	1,861	3,722	$6.61	6/24/2020
Stephen P. Yost	15,000	0	$10.00	8/10/2017
Stephen P. Yost	5,000	0	$9.25	12/13/2017
Stephen P. Yost	7,500	0	$8.00	11/20/2018
Stephen P. Yost	2,111	4,222	$6.61	6/24/2020

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

        The following table lists, as of March 31, 2012, the number of shares of the Company's Common Stock owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding shares of such Common Stock; (ii) each of the Company's officers and directors; and (iii) all of the Company's officers and directors as a group. Information relating to beneficial ownership of the Company's Common Stock by the Company's principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days of March 31, 2012. Under SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

        The percentages below are calculated based on 3,997,631 shares of the Company's common stock issued and outstanding as of March 31, 2012. Unless otherwise indicated, the beneficial owners listed below may be contacted at the Company's corporate headquarters located at 2141 Rosecrans Avenue, Suite 1100, El Segundo, California 90245.

Name	Number of Shares Owned	Percent of Outstanding Shares
Carpenter Fund Manager GP, LLC(1)	1,725,000	43.3%
5 Park Plaza, Suite 950 Irvine, California 92614
First Manhattan Co(2)	254,953	6.3%
437 Madison Avenue New York, New York 10022
Chris W. Caras, Jr.(3)	47,944	1.19%
Harry W. Chenoweth(4)	41,361	1.03%
J. Grant Couch, Jr.(5)	53,266	1.33%
John D. Flemming(6)	1,861	* %
Patrick E. Greene(7)	43,861	1.09%
Christopher J. Growney(8)	112,311	2.79%
Greg B. Jacobson(9)	2,000	*
Larry S. Murphy(10)	43,361	1.08%
Terry R. Robinson(11)	27,666	* %
Stephen P. Yost(12)	56,611	1.41%
Brian E. Côté	10,000	* %
Shannon A. Millard(13)	10,000	* %
Richard L. Sowers(14)	61,000	1.51%
Russell Hossain	—	*
Directors and executive officers as a group (14 persons)	2,236,242	52.57%

*
The percentage of shares beneficially owned does not exceed 1% of the class.

(1)
Pursuant to the terms of a stock purchase agreement with Fund Manager, the general partner of the Funds, which in the aggregate own 1,725,000 shares of the Company's common stock, the Company has agreed to nominate one person designated by Fund

  Manager to the Board of Directors, and to continue to nominate one such person for election as long as the Funds own at least 10% of the issued and outstanding common stock of the Company. John D. Flemming has been nominated to serve on the Board of Directors by Fund Manager. Mr. Flemming disclaims beneficial ownership of these shares, which are owned of record by the Funds.

(2)
First Manhattan Co. is a registered investment adviser, and the information set forth in the table above is based solely on information provided in the Schedule 13G/A filed with the SEC on February 14, 2012.

(3)
Includes 2,500 shares of stock held by SCS Equities, LLP, as to which Mr. Caras serves as a managing member and as to which shares Mr. Caras holds shared voting and investment power. Also includes 25,444 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2012.

(4)
Includes 26,361 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2012.

(5)
Includes 6,666 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2012.

(6)
Includes 1,861 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2012.

(7)
Includes 23,861 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2012.

(8)
Includes 86,950 shares held by Caribou Consolidated, LLC of which Mr. Growney serves as principal/managing member, and over which shares Mr. Growney holds shared voting and investment power. Also includes 25,361 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2012.

(9)
Includes 1,000 shares over which Mr. Jacobson has indirect voting and investment power.

(10)
Includes 28,361 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2012.

(11)
Includes 26,666 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2012.

(12)
Includes 29,611 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2012.

(13)
Includes 10,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2012.

(14)
Includes 52,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Price of Outstanding Options	Number of Remaining Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation approved by security holders	585,693	$8.40	247,267
Equity compensation not approved by security holders	—	—	—
Total	585,693	$8.40	247,267

Pending Merger with Professional Business Bank

        On November 21, 2011, the Company and the Bank entered into a merger agreement with Professional Business Bank, a California chartered commercial bank ("PBB"), CGB Holdings, Inc., a Delaware corporation ("CGB Holdings"), and Carpenter Fund Manager GP, LLC, a Delaware limited liability company ("Fund Manager"). Pursuant to the merger agreement, PBB will merge with and into the Bank and the Bank will be the surviving institution. As of November 21, 2011, CGB Holdings beneficially owned approximately 90% of the issued and outstanding common stock of PBB, and Fund Manager, which is the general partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. (the "Funds"), beneficially owned 100% of the issued and outstanding common stock of CGB Holdings and approximately 43% of the issued and outstanding common stock of the Company.

        Under the terms of the merger agreement, each outstanding share of common stock of PBB (other than shares as to which statutory dissenters' rights have been exercised) will be converted into the right to receive a number of shares of common stock of the Company having an aggregate book value per share as of the last day of the month preceding the month in which the closing of the merger occurs (the "Determination Date") equal to the book value per share of the common stock of PBB as of the Determination Date. After the merger, the Funds are expected to control in excess of 75% of the issued and outstanding common stock of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

        From time to time, the Bank may make loans to directors and executive officers. Under the Bank's loan policy, any loan to a director or executive officer should be made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third-persons, and not involve more than the normal risk of collectability. Any loan to a director or executive officer must be approved in advance by the Bank's board of directors with the interested director not present during the discussion or voting regarding the loan. the Bank's board of directors reviews and approves other related party transactions.

        John D. Flemming, a director of the Company, is a Managing Member of Fund Manager, which is the general partner of the Funds, which owned an aggregate of 1,725,000 shares of the Company common stock or approximately 43% of the issued and outstanding shares of the Company as of the record date. On May 1, 2008, prior to Mr. Flemming's appointment to the Board of Directors, the

Company entered into an agreement with Fund Manager (the "Stock Purchase Agreement") to purchase 1,500,000 shares of the Company common stock for an aggregate of $15,000,000. Mr. Flemming was appointed as a director of the Company pursuant to the terms of the Stock Purchase Agreement, which agreement provides Fund Manager with the right to appoint one representative to the Board of Directors for so long as the Funds own at least 10% of the issued and outstanding shares of the Company.

  Pending Merger with Professional Business Bank

        On November 21, 2011, the Company and the Bank entered into the merger agreement with PBB, CGB Holdings and Fund Manager, under which, subject to the satisfaction of certain terms and conditions of the merger agreement, PBB will merge with and into the Bank in an all stock transaction. It is not assured that the merger will be consummated as scheduled, or at all. See "Pending Merger" for a description of the terms of the Merger and "Item 1A. Risk Factors—Risks Related to the Merger" for a description of risks relating to the Merger.

  Credit Agreement

        On July 25, 2011, the Company entered into the Credit Agreement with the Agent and the Lenders. The Credit Agreement provides for (i) the Initial Loan to the Company in the amount of $5 million, and (ii) a subsequent Option Loan to the Company in the amount of $2 million to be made at the sole and exclusive option of the Lenders at the written request of the Company given not later than November 30, 2011. The Company received the proceeds from the Initial Loan on July 26, 2011, and used the proceeds to make a $5 million loan to MCM. The Optional Loan was not requested.

        The obligations of the Company under the Credit Agreement are secured by a first priority pledge of all of the equity interests of the Bank. Loans under the Credit Agreement bear interest at a rate of 8.0% per annum and have a final maturity date of June 30, 2012. The Company is permitted to make voluntary prepayments at any time without payment of a premium, and is required to make mandatory prepayments (without payment of a premium) with (i) net cash proceeds from certain issuances of capital stock, (ii) net cash proceeds from certain issuances of debt, and (iii) net cash proceeds from certain asset sales. The Company paid a facility fee of $100,000 upon execution of the Credit Agreement, which is being amortized over the one-year term of the agreement.

        On November 21, 2011, in connection with its entry into the merger agreement, the Company entered into the First Amendment with the Lenders. The First Amendment provides for the following changes to the Credit Agreement, which took effect upon execution of the First Amendment: (i) an omnibus amendment to allow the Company and its subsidiaries to enter into the merger agreement and consummate the bank merger; and (ii) the reduction of the consolidated net worth requirement of the Company from $18 million to $16 million. The First Amendment also provides for the following changes to the Credit Agreement, which will take effect upon closing of the bank merger: (i) the elimination of the first priority pledge of all equity interests of the Bank in favor of the Agent on behalf of the Lenders; (ii) the elimination of a right previously given to the Agent, its designees or affiliates to purchase any securities not otherwise subscribed for or purchased by other investors in a public offering or private placement of shares of the Company's common stock or other securities; (iii) the modification of a prohibition against the acquisition or lease exceeding $200,000 in any fiscal year of real property by the Company or any subsidiary of the Company to enable the Company to acquire real property and assume real property leases in connection with the bank merger; and (iv) the elimination of a restriction placed upon the Company's issuance or sale of any shares of common stock, or other securities representing the right to acquire shares of common stock, representing more than 4.9% of the issued and outstanding shares of the Company, or any shares of preferred stock other than pursuant to the Small Business Lending Fund.

        On January 18, 2012, the Company entered the Second Amendment with the Agent and the Lenders. The Second Amendment provides for the following changes to the Credit Agreement, which will take effect upon closing of the bank merger: (1) an extension of the maturity date of the loans outstanding under the Credit Agreement from June 30, 2012 to September 15, 2012; (2) a reduction in the total tier one leverage capital ratio that must be maintained by the Company from 10% to 7%; (3) a reduction in the total risk based capital and tier one leverage capital ratios that must be maintained by the Bank from 12% and 10% to 10% and 7%, respectively; and (4) the addition of a provision that will allow either the Company or the Agent (on behalf of the Lenders), at its option, to convert all or any portion of the unpaid principal balance of the loans outstanding under the Credit Agreement (not to exceed $4,000,000, in the aggregate) into shares of common stock of the Company, with the number of shares of common stock to be issued upon conversion to be equal to the quotient obtained by dividing (a) the principal amount to be so converted by (b) the Book Value Per Share of Manhattan Common Stock (as such term is defined in the merger agreement). This conversion option may be exercised prior to September 15, 2012 and at any time commencing on or after the earlier of (i) 10 business days after the closing of the rights offering to be conducted by the Company pursuant to the terms of the merger agreement after the closing of the bank merger; or (ii) September 1, 2012.

Director Independence

        The Board of Directors has determined that, with the exception of Mr. Robinson and Mr. Jacobson, each of the directors is "independent" within the meaning of the listing standards of the NASDAQ Marketplace Rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        On August 23, 2011, the Company dismissed Vavrinek, Trine, Day & Co., LLP as its registered public accounting firm, effective August 23, 2011. The Company has engaged McGladrey & Pullen, LLP as its registered public accounting firm, effective August 29, 2011. The decision to change registered public accounting firms and the appointment of the new registered public accounting firm was made by the Audit & Risk Committee of the Board of Directors.

        The Audit & Risk Committee pre-approves all audit and permissible non-audit services to be performed by the Company's independent auditors. The Audit & Risk Committee annually reviews and pre-approves the audit, review, attest and permitted non-audit services to be provided during the next audit cycle by the Company's independent auditor. To the extent practicable, at the same meeting, the Audit & Risk Committee also reviews and approves a budget for each of such services. The term of any such pre-approval is for the period of the annual audit cycle, unless the Audit & Risk Committee specifically provides for a different period. The Audit & Risk Committee may not delegate its responsibilities to pre-approve services performed by the Company's independent auditor to management.

        The following table sets forth the fees billed to the Company for the audit of our annual financial statements for the years ended December 31, 2011 and December 31, 2010, and fees billed for other services rendered by McGladrey & Pullen, LLP and Vavrinek, Trine, Day & Co. during those periods, all of which were pre-approved by the Audit & Risk Committee:

	McGladrey & Pullen, LLP	Vavrinek, Trine, Day & Co.
	2011	2011	2010
Audit Fees(1)	$206,626	$21,993	$161,804
Audit-Related Fees(2)	$41,044	$10,500	$8,586
Tax Fees(3)	$29,000	$1,250	$14,414
All Other Fees(4)	—	—	—

Total Fees	$276,670	$33,743	$184,804

(1)
Audit fees are fees for professional services rendered by the Company's independent auditor for the annual audit of the Company's financial statements and quarterly reviews of financial statements, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years. These fees include the audit of internal controls over financial reporting required by section 404 of the Sarbanes Oxley Act.

(2)
Audit-related fees are fees for SOX-related compliance rendered by the Company's independent auditor.

(3)
Tax fees are fees for professional services rendered by the Company's independent auditor for tax compliance, tax advice, and tax planning.

(4)
All other fees are fees for products and services provided by the Company's independent auditor, other than the services reported under audit fees, audit-related fees, and tax fees.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

  3.
  EXHIBITS

        The following is a list of exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit No.	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Exchange Act.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANHATTAN BANCORP
Date: April 30, 2012	/s/ TERRY ROBINSON Terry Robinson President and Chief Executive Officer (Principal Executive Officer)