Form 10-Q
period 2012-03-31
Manhattan Bancorp
filed 2012-05-15
CIK 1387632

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 3,997,631 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR

THE QUARTER ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$3,873,691	$2,930,427
Federal funds sold/interest-bearing demand funds	34,874,828	16,761,111
Total cash and cash equivalents	38,748,519	19,691,538
Time deposits-other financial institutions	—	594,000
Investments securities-available for sale, at fair value	8,645,581	11,486,080

Loans held for sale, at fair value	50,739,125	51,450,663
Loans held for sale, at lower of cost or fair value	913,335	913,890

Loans held for investment	104,562,539	105,395,058
Allowance for loan losses	(2,389,276)	(1,969,912)
Net loans	102,173,263	103,425,146

Total loans, net	153,825,723	155,789,699

Property and equipment, net	5,161,892	4,716,258
Federal Home Loan Bank and Federal Reserve Bank stock	1,106,050	1,132,050
Investment in Limited Partnership Fund	2,697,561	2,638,402
Mortgage servicing rights	1,107,566	38,301
Accrued interest receivable	646,879	479,797
Other assets	5,071,336	5,269,355
Total assets	$217,011,107	$201,835,480

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$63,127,848	$51,735,925
Interest bearing:
Demand	4,151,025	4,599,128
Savings and money market	58,896,723	36,544,492
Certificates of deposit equal to or greater than $100,000	36,682,115	37,386,891
Certificates of deposit less than $100,000	22,580,804	39,433,339
Total deposits	185,438,515	169,699,775
FHLB advances and other borrowings	10,573,314	10,546,628
Incentives payable	297,819	862,791
Accrued interest payable and other liabilities	4,765,571	3,202,224
Total liabilities	201,075,219	184,311,418

Commitments and contingencies	—	—

Stockholders’ equity
Manhattan Bancorp stockholders’ equity:
Serial preferred stock-no par value; 10,000,000 shares authorized: issued and outstanding, none in 2012 and 2011	—	—
Common stock-no par value; 30,000,000 shares authorized; issued and outstanding, 3,997,631 in 2012 and 2011	38,977,282	38,977,282
Additional paid in capital	2,361,636	2,337,168
Accumulated other comprehensive income	238,329	277,493
Accumulated deficit	(25,037,616)	(23,605,171)
Total Manhattan Bancorp stockholders’ equity	16,539,631	17,986,772
Non-controlling interest	(603,743)	(462,710)
Total equity	15,935,888	17,524,062
Total liabilities and stockholders’ equity	$217,011,107	$201,835,480

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Interest income
Interest and fees on loans	$1,884,891	$1,271,531
Interest on investment securities	84,586	190,137
Interest on federal funds sold	22,719	16,525
Interest on time deposits-other financial institutions	1,318	19,446
Total interest income	1,993,514	1,497,639

Interest expense
NOW, money market and savings	79,367	43,804
Time deposits	174,783	123,715
FHLB advances and other borrowed funds	191,369	49,275
Total interest expense	445,519	216,794

Net interest income	1,547,995	1,280,845

Provision for loan losses	484,500	—

Net interest income after provision for loan losses	1,063,495	1,280,845

Non-interest income
Whole loan sales and warehouse lending fees	576,568	560,156
Advisory income	13,568	52,000
Trading income	2,052,236	1,160,367
Gain on rate lock commitments	438,827	—
Gain on forward sale commitments	640,854	—
Fair value adjustments on loans held for sale	(91,529)	—
Gain on sale of loans	2,491,514	94,908
Other mortgage related income	118,849	189,485
Earnings on MIMS-1 limited partnership fund	173,277	1,325
Other bank fees and income	138,610	51,103
Gain on sale of securities	42,956	—
Total non-interest income	6,595,730	2,109,344

Non-interest expense
Compensation and benefits	6,652,716	3,537,925
Occupancy and equipment	556,798	299,570
Technology and communication	598,366	413,945
Professional fees	766,118	264,209
Other non-interest expenses	650,593	409,143
Total non-interest expenses	9,224,591	4,924,792

Loss before income taxes	(1,565,366)	(1,534,603)

Provision for income taxes	8,112	5,200

Net loss	$(1,573,478)	$(1,539,803)
Less: Net (loss) gain attributable to the non-controlling interest	(141,033)	(94,104)
Net loss attributable to common stockholders of Manhattan Bancorp	$(1,432,445)	$(1,445,699)

Weighted average number of shares outstanding (basic and diluted)	3,997,631	3,987,631

Basic and diluted loss per share	$(0.36)	$(0.36)

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Comprehensive (Loss)

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011

Net loss	$(1,573,478)	$(1,539,803)
Other comprehensive income (loss):
Unrealized gains on securities:
Unrealized holding gains arising during periods	3,792	10,203
Less: reclassification adjustment for gains included in net loss	(42,956)	—

Other comprehensive income (loss)	(39,164)	10,203
Comprehensive loss	$(1,612,642)	$(1,529,600)

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Changes in Total Equity

For the Three Months Ended March 31, 2012

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2011	3,997,631	$38,977,282	$2,337,168	$(23,605,171)	$277,493	$(462,710)	$17,524,062
Share-based compensation expense	—		24,468				24,468
Unrealized gain on investment securities, net of reclassification of realized gains of $42,956.					(39,164)		(39,164)
Net loss				(1,432,445)		(141,033)	(1,573,478)
Balance at March 31, 2012	3,997,631	$38,977,282	$2,361,636	$(25,037,616)	$238,329	$(603,743)	$15,935,888

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(1,573,478)	$(1,539,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Loans originated or purchased for sale	(144,970,670)	(19,197,800)
Proceeds from sales of loans	148,068,381	17,705,552
Gain on sales of loans	(2,491,514)	(94,908)
Gain on sale of investments	(42,956)	—
Valuation adjustment on loans held for sale	91,529	—
Fair value adjustment on interest rate lock commitments	(438,827)	—
Fair value adjustment on forward sale commitments	(640,854)	—
Increase in servicing asset on loans sold	(1,100,563)	—
Valuation adjustment on servicing asset	31,298	—
Valuation allowance for payments in process	14,367	—
Earnings on limited partnership fund	(59,159)	—
Net amortization of discounts and premiums on securities	(145,132)	(62,878)
Depreciation and amortization	202,873	93,516
Provision for loan losses	484,500	—
Share-based compensation	24,468	39,546
Decrease (increase) in other assets	777,204	(24,316)
(Increase) decrease in accrued interest receivable	(167,082)	59,418
Increase in accrued interest payable and other liabilities	1,498,871	89,671
Net cash used in operating activities	(436,744)	(2,932,002)

Cash flows from investing activities
Net decrease in loans	767,383	8,334,759
Decrease in time deposits - other financial institutions	594,000	198,000
Proceeds from principal payments and maturities of investment securities	672,572	1,731,589
Proceeds from sales of investment securities	2,316,851	—
Redemption of Federal Reserve and Federal Home Loan Bank stock	26,000	34,800
Purchase of premises and equipment	(621,821)	(98,191)
Net cash provided by investing activities	3,754,985	10,200,957

Cash flows from financing activities
Net increase (decrease) in:
Demand deposits	10,943,820	(5,481,833)
NOW, savings and money market accounts	22,352,231	(1,738,213)
Certificates of deposit equal to or greater than $100,000	(704,776)	1,955,835
Certificates of deposit less than $100,000	(16,852,535)	(324,876)
Net cash provided by (used in) financing activities	15,738,740	(5,589,087)

Net increase in cash and cash equivalents	19,056,981	1,679,868

Cash and cash equivalents at beginning of period	19,691,538	39,095,680
Cash and cash equivalents at end of period	$38,748,519	$40,775,548

Supplementary information:
Interest paid	$266,871	$166,852
Income taxes paid	$8,112	$4,800

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Manhattan Bancorp is a bank holding company organized under the laws of the state of California. Its principal subsidiary, Bank of Manhattan, N.A. (the “Bank”), is a national banking association located in the South Bay area of Southern California that offers relationship banking services and residential mortgages to entrepreneurs, family-owned and closely-held middle market businesses, real estate investors and professional service firms. Deposits with the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable limits of the law. The Bank is a member bank of the Federal Reserve System. Through its wholly-owned subsidiary, MBFS Holdings, Inc. (“MBFS”), Manhattan Bancorp also indirectly owns a 70% interest in Manhattan Capital Markets LLC (“MCM”), which, either directly or through its wholly-owned subsidiaries, generates revenues primarily from trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of bond portfolios of other institutions.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Manhattan Bancorp (the “Bancorp”) and its wholly-owned subsidiaries, the Bank and MBFS Holdings, together referred to as the “Company.” MBFS holds a 70% interest in Manhattan Capital Markets LLC (“MCM”).  All material intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of Management, all adjustments considered necessary for a fair presentation of results for the interim periods presented have been included. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s 2011 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

Reclassifications

Certain amounts in prior presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported shareholders’ equity, net loss or loss per share amounts.

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

Recent Accounting Pronouncements

The following accounting pronouncements applicable to the Company were recently issued or became effective during the first quarter of 2012:

In May of 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The primary purpose of ASU 2011-04 is to improve the comparability of fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). ASU 2011-04 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. Certain amendments clarify the intent about the application of existing fair value measurement and disclosure requirements. The amendments in ASU 2011-04 apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU 2011-04 became effective for the Company on January 1, 2012 and required additional fair value disclosures but did not have a material impact on the Company’s results of operations or financial position.

In June of 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting changes in other comprehensive income as part of the statement of changes in shareholders’ equity. All non-owner changes in shareholders’ equity must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements(s) where the components of net income and the components of other comprehensive income are presented. The revisions to the presentation of comprehensive income in the financial statements became effective for the Company on January 1, 2012 and are reflected herein.

In December of 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires that entities disclose both gross information and net information about instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements prepared under IFRSs. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective application is required for all comparative periods. Adoption of ASU 2011-11 is not expected to have a significant impact on the Company’s financial position.

In December of 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  The amendments were made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-5. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

Investment Securities

Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

Investments not classified as held-to-maturity securities are classified as available-for-sale securities. Under the available-for-sale classification, securities can be sold in response to a variety of situations, including but not limited to changes in interest rates, fluctuations in deposit levels or loan demand, liquidity requirements, or the need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income (loss) and reported as an amount net of taxes as a separate component of accumulated other comprehensive income (loss) included in shareholders’ equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method.

At each reporting date, investment securities are assessed to determine whether there is any other-than-temporary impairment. The classification of other-than-temporary impairment depends on whether the Company intends to sell the security before recovery of its cost basis, and on the nature of the impairment. If the Company intends to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, it would be required to record an other than temporary loss in an amount equal to the entire difference between the fair value and amortized cost. If a security is determined to be other-than-temporarily impaired but the Company does not intend to sell the security, only the credit component of impairment is recognized in earnings and the impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income (loss), net of tax. The cost basis of any other-than-temporarily impaired security is written down by the amount of any impairment adjustment recognized in earnings.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses embedded in the Company’s existing loan portfolios as of the measurement date. In order to determine the adequacy of our loan loss allowance to absorb future losses, management performs periodic credit reviews of the loan portfolio. In so doing, management considers current economic conditions, historical credit loss experiences and other factors. Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to changes in economic, operating, and regulatory conditions, most of which are beyond the Company’s control. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

The allowance consists of specific and general components. The specific component relates to individual loans that are classified as impaired on a case-by-case basis. The general component of the Company’s allowance for loan losses, which covers potential losses for all non-impaired loans, typically is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company with consideration also given to peer bank loss experience. This historic loss experience is supplemented with the consideration of how current factors might impact each portfolio segment. These factors and trends include the current levels of: delinquencies and impaired loans; charge-offs and recoveries; changes in underwriting standards; changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit and geographic concentrations.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and such agencies may require the Company to recognize additional provisions to the allowance based upon judgments that differ from those of management.

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Troubled debt restructurings (“TDRs”), which are described in more detail below, also are classified as impaired.

Commercial and commercial real estate loans classified as substandard or doubtful are individually evaluated for impairment. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, may collectively be evaluated for impairment. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

If a loan is classified impaired, a specific reserve is recorded for the loan equal to the difference between the loan’s carrying value and the present value of estimated future cash flows using the loan’s effective rate or at the fair value of collateral if repayment is expected solely from the collateral. TDRs are identified separately for impairment disclosures, as described in more detail below.

Troubled Debt Restructurings

A TDR is a loan for which the Company grants a concession to the borrower that the Company would not otherwise consider due to a borrower’s financial difficulties. A loan’s terms which may be modified or restructured due to a borrower’s financial difficulty include, but are not limited to, a reduction in the loan’s stated interest rate below the market rate for a borrower with similar credit characteristics, an extension of the loan’s maturity, and/or a reduction in the face amount of the debt. The amount of a debt reduction, if any, is charged off at the time of restructuring. For other concessions, a specific reserve typically is recorded for the difference between the loan’s book value and the present value of the TDR’s expected future cash flows discounted at the loan’s original effective interest rate. This specific reserve is accreted into interest income over the expected remaining life of the TDR using the interest method. TDRs typically are placed on non-accrual status until a sustained period of repayment performance, usually six months or longer. However, the borrower’s performance prior to the restructuring, or other significant events at the time of restructuring, may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.  Subsequent to being restructured, a TDR may be classified “substandard” or “doubtful” based on the borrower’s repayment performance as well as any other changes in the borrower’s creditworthiness. Loans that were paid current at the time of modification may be upgraded in their classification after a sustained period of repayment performance, usually six months or longer. TDRs are identified separately for impairment disclosures and are measured at the present value of estimated future cash flows discounted at the loan’s effective rate at the time of restructuring. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For any TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Gains from Mortgage Banking Activities

Mortgage banking activity income is recognized when the Company records a derivative asset upon committing to originate a loan with a borrower at a specified interest rate, recording the funded loan at fair value, and subsequently selling the loan to an investor. This derivative asset is recognized at fair value, which reflects the fair value of the commitment after considering contractual loan origination-related fees, estimated sale premiums, direct loan origination costs, the estimated fair value of the expected net future cash flows associated with servicing of loans, and the probability of funding the loan. Also included in gains from mortgage banking activities are changes to the fair value of loan commitments, forward sale commitments, and loans held for sale that occur during their respective holding periods. Substantially all the gains or losses are recognized during the loan holding period as such loans are recorded at fair value. Mortgage servicing rights are recognized as assets based on their fair value upon the sale of loans when the servicing is retained by the Company.

The Company records an estimated liability for obligations associated with loans sold which it may be required to repurchase due to breaches of representations and warranties, early payment defaults or to indemnify an investor for loss incurred which the investor attributes to underwriting or other issues for which the Company is responsible. The Company periodically evaluates the estimates used in calculating these expected losses and adjustments are reported in earnings. As uncertainty is inherent in these estimates, actual amounts paid or charged off could differ from the amount recorded. The provision for repurchases is recorded in other non-interest expense in the consolidated statements of operations.

Mortgage Servicing Rights

The Company measures its mortgage servicing rights (MSRs) at fair value. This election was made to facilitate the potential future implementation of a risk mitigation strategy to hedge against potential adverse changes in the fair value of its MSRs which may arise from future changes in interest rates and other market factors. The Company has not implemented hedging strategies for its MSRs at this time.

The fair value of MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, servicing costs, ancillary income, and other economic factors based on current market conditions.

Assumptions incorporated into the MSRs valuation model reflect management’s best estimate of factors that a market participant would use in valuing the MSRs. Although sales of MSRs do occur, MSRs do not trade in an active market with readily observable prices so the precise terms and conditions of sales are not available. The Company considers its MSR values to represent a reasonable estimate of their fair value.

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

The Company is required to establish a valuation reserve to cover the potential loss of these benefits, primarily due to its net loss since inception. Therefore, a valuation allowance was recorded for the entire amount of the Company’s deferred tax asset at March 31, 2012 and December 31, 2011.

The Company has adopted the most current accounting guidance that clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by taxing authorities. Interest and penalties related to uncertain tax positions, if any, are recorded as part of income tax expense. Management believes that all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as described more fully in Note 22 in the Company’s Annual Report on Form 10-K. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Note 2.                                 INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of March 31, 2012, and December 31, 2011.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited, in thousands)
March 31, 2012:
Available-for-sale securities:
U.S. government and agency securities:
Residential mortgage-backed securities	$6,664	$286	$—	$6,950
Private label mortgage-backed securities	1,744	10	(58)	1,696
Total available-for-sale securities	$8,408	$296	$(58)	$8,646

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011:
Available-for-sale securities:
U.S. government and agency securities:
Residential mortgage-backed securities	$7,057	$280	$—	$7,337
Private label mortgage-backed securities	4,152	79	(82)	4,149
Total available-for-sale securities	$11,209	$359	$(82)	$11,486

Net unrealized gains and losses on available-for-sale securities of $238 thousand and $277 thousand at March 31, 2012 and December 31, 2011, respectively, were included in accumulated other comprehensive income. During the first quarter of 2012, the company sold $2.3 million in securities at a gain of $43 thousand.  There were no sales during the first quarter of 2011.

Securities with a fair value of $6.8 million and $7.2 million as determined by the Federal Home Loan Bank of San Francisco (“FHLB”) at March 31, 2012 and December 31, 2011, respectively, were pledged to secure borrowings from the FHLB.

At March 31, 2012, two private label mortgage-backed securities (“MBS”) totaling $1.3 million were issued by one issuer. At December 31, 2011, nine private label MBS totaling $2.2 million were issued by one issuer and exceeded 10% of the Company’s equity.

At March 31, 2012, the Company’s private label MBS, comprised of seven securities totaling $1.7 million, had a net unrealized loss of $48 thousand or 2.78% of their book values. Of these, two securities totaling $1.3 million were rated below investment grade and had an unrealized loss of $57 thousand or 4.41% of their book values.

The fair value of securities was derived by a nationally recognized pricing service, as described in Note 9.

In estimating other-than-temporary losses, management considers among other things (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Any intra-period decline in the market value of the Company’s investment securities during 2012 or 2011 was attributable to changes in market rates of interest rather than credit quality. Accordingly, as of March 31, 2012 and December 31, 2011, management believes that the gross unrealized losses detailed in the table above are temporary and no impairment loss should be realized in the Company’s consolidated statement of operations.

The following table reflects unrealized losses for securities that were in a continual loss position as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 Months			12 months or longer			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(unaudited, in thousands)
Securities available for sale:
U.S. Government and agency securities
Residential mortgage-backed securities	1	$48	$1	—	$—	$—	1	$48	$1
Private label mortgage-backed securities	—	—	—	4	1,414	57	4	1,414	57

Total	1	$48	$1	4	$1,414	$57	5	$1,462	$58

	December 31, 2011
	Less than 12 Months			12 months or longer			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in thousands)
Securities available for sale:
U.S. Government and agency securities
Residential mortgage-backed securities	1	$37	$—	—	$—	$—	1	$37	$—
Private label mortgage-backed securities	8	1,323	16	5	1,667	66	13	2,990	82

Total	9	$1,360	$16	5	$1,667	$66	14	$3,027	$82

The amortized cost, estimated fair value, and yield of debt securities at March 31, 2012 are shown in the table below. The weighted average yields are based on the estimated effective yields at period end. The estimated effective yields are computed based on interest income at the coupon interest rate, adjusted for the amortization of premiums and accretion of discounts. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations.

	Available-for-Sale Securities
			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(unaudited, in thousands)
Due in One Year or Less	$1,441	1,505	3.23%
Due from One Year to Five Years	4,782	4,950	2.76%
Due from Five Years to Ten Years	522	568	5.04%
Due after Ten Years	1,663	1,623	4.53%
	$8,408	$8,646	3.33%

Note  3.          LOANS HELD FOR INVESTMENT, ALLOWANCE AND CREDIT QUALITY

Loans held for investment are summarized as follows:

	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
	Outstanding	of Total	Outstanding	of Total
	(unaudited)
	(dollars in thousands)

Commercial loans	$34,790	33.3%	$36,481	34.6%
Commercial real estate loans	46,569	44.5%	45,504	43.2%
Residential real estate loans	6,104	5.8%	5,644	5.4%
Real estate - construction	5,203	5.0%	4,059	3.8%
Home equity lines of credit	8,507	8.1%	10,006	9.5%
Other loans	3,389	3.3%	3,701	3.5%
Total loans, including net loan costs	104,562	100.0%	105,395	100.0%
Allowance for loan losses	(2,389)		(1,970)
Net loans	$102,173		$103,425

At March 31, 2012 and December 31, 2011, loans with outstanding principal balances of $72.5 million and $53.9 million, respectively, were pledged to secure borrowings from the FHLB.

Credit Quality

Delinquency

The following table shows the delinquency status of the loans held for investment portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Current	30 to 59 Days	60 to 89 Days	Greater than 90 Days	Total
	(unaudited, in thousands)
Commercial loans	$34,790	$—	$—	$—	$34,790
Commercial real estate loans	46,569	—	—	—	46,569
Residential real estate loans	6,104	—	—	—	6,104
Real estate - construction	5,203	—	—	—	5,203
Home equity lines of credit	8,507				8,507
Other loans	3,389	—	—	—	3,389
Total loans, including net loan costs	$104,562	$—	$—	$—	$104,562

	December 31, 2011
	Current	30 to 59 Days	60 to 89 Days	Greater than 90 Days	Total
	(in thousands)
Commercial loans	$36,481	$—	$—	$—	$36,481
Commercial real estate loans	45,504	—	—	—	45,504
Residential real estate loans	5,644	—	—	—	5,644
Real estate - construction	4,059	—	—	—	4,059
Home equity lines of credit	10,006				10,006
Other loans	3,701	—	—	—	3,701
Total loans, including net loan costs	$105,395	$—	$—	$—	$105,395

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

Pass:  Loans with satisfactory risk are classified as “pass.” Loans considered to be satisfactory risk are divided into six additional categories, based primarily on the borrower’s financial strength and ability to service the debt and the amount of supervision required by the loan officer. All new extensions of credit should qualify for one of the six “pass” grades.

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

Based on management’s most recent analysis, the risk category of loans by type of loan as of March 31, 2012 and December 31, 2011 follows:

	March 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(unaudited, in thousands)
Commercial loans	$29,294	$3,103	$2,393	$—	$34,790
Commercial real estate	45,056	1,513	—	—	46,569
Residential real estate loans	6,104	—	—	—	6,104
Real estate - construction	5,203	—	—	—	5,203
Home equity lines of credit	7,267	1,240	—	—	8,507
Other loans	3,389	—	—	—	3,389
Total Loans	$96,313	$5,856	$2,393	$—	$104,562

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial loans	$33,468	$736	$2,242	$35	$36,481
Commercial real estate	43,985	1,519	—	—	45,504
Residential real estate loans	5,644	—	—	—	5,644
Real estate - construction	4,059	—	—	—	4,059
Home equity lines of credit	10,006				10,006
Other loans	3,603	—	98	—	3,701
Total Loans	$100,765	$2,255	$2,340	$35	$105,395

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. TDRs, which are described in Note 1, also are classified as impaired.

The table below reflects the Company’s impaired loans as of March 31, 2012 and March 31, 2011:

						Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
March 31, 2012:	Balance	Investment	Allocated	Investment	Recognized	Recognized
	(unaudited, in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Personal	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial	$1,612	$1,612	$669	$1,684	$—	$—
Personal	—	—	—	75	—	—
Total	$1,612	$1,612	$669	$1,759	$—	$—

Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
March 31, 2011:	Balance	Investment	Allocated	Investment	Recognized	Recognized
(unaudited, in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Personal	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Personal	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

The table below reflects the Company’s loans on non-accrual status for the periods indicated:

	March 31, 2012	December 31, 2011
	(unaudited, in thousands)

Commercial and industrial	$1,612	$1,821
Personal	—	92
Total	$1,612	$1,913

Troubled Debt Restructurings

As of March 31, 2012, the Company had one TDR for which the required payment period was extended by six months. As of December 31, 2011, the Company had three TDRs for which the required payment period was extended by six months to one year and their interest rates were increased by 1.5% to 2.0%. All TDRs were current in principal and interest payments due as of March 31, 2012 and December 31, 2011.  In the current quarter, the Company charged off one of its TDRs in the amount of $72 thousand even though the TDR was current at the time of charge-off because the probability of full repayment was doubtful.

Troubled Debt Restructurings

	As of and for the Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification		Lost
	Number of	Outstanding Recorded	Outstanding Recorded	Forgiven	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited, in thousands)
Commercial and industrial	1	$82	$82	$—	$—
Consumer	—	—	—	—	—
Total	1	$82	$82	$—	$—

	As of and for the Year Ended December 31, 2011
		Pre-Modification	Post-Modification		Lost
	Number of	Outstanding Recorded	Outstanding Recorded	Forgiven	Interest
	Contracts	Investment	Investment	Principal	Income
	(in thousands)
Commercial and industrial	2	$121	$121	$—	$—
Consumer	1	92	92	—	—
Total	3	$213	$213	$—	$—

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses embedded in the Company’s existing loan portfolios as of the measurement date. In order to determine the adequacy of the Company’s loan loss allowance to absorb future losses, management performs periodic credit reviews of the loan portfolio. In so doing, management considers current economic conditions, historical credit loss experiences and other factors. Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to changes in economic, operating, and regulatory conditions, most of which are beyond the Company’s control. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. (See “Risk Categories” in this same Note for a description of the various risk categories.) The Company employs a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio. The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free. Modest, average, and acceptable risk loans are assigned point values of “3”, “4”, and “5”, respectively. Loans on the pass watch list are assigned a point value of “6.” Point values of “7,” “8,” “9,” and “10” are assigned, respectively, to loans classified as special mention, substandard, doubtful and loss. Using these risk factors, management conducts an analysis of the general reserves applying quantitative factors based upon different risk scenarios.

In addition, management considers other trends that are qualitative relative to the Company’s marketplace, current demographic factors, the risk rating of the loan portfolios as discussed above, amounts in non-performing assets, and concentration factors.

At March 31, 2012, the Company’s allowance for loan losses totaled $2.4 million or 2.29% of gross loans held for investment, compared with $2.0 million or 1.87% of gross loans held for investment at December 31, 2011 and $1.9 million or 2.33% of gross loans held for investment as of March 31, 2011.

The following table reflects the activity in the allowance for loan losses during the periods presented by portfolio segment as well as the allocation of the allowance by portfolio segment and the balances of impaired loans by portfolio segment:

				Residential	Home equity
		Commercial	Construction	1 - 4 family	lines of
March 31, 2012:	Commercial	real estate	real estate	real estate	credit	Other	Total
	(unaudited, in thousands)
Allowance for loan losses:
Beginning balance as of 12/31/11	$990	$740	$55	$—	$134	$51	$1,970
Charge-offs	—	—	—	—	—	(72)	(72)
Recoveries	6	—	—	—	—	1	7
Provision	331	41	15	—	35	62	484
Ending balance as of 3/31/12	$1,327	$781	$70	$—	$169	$42	$2,389

Allowance as of 3/31/12 allocated to:
Individually evaluated for impairment	$669	$—	$—	$—	$—	$—	$669
Collectively evaluated for impairment	658	781	70	—	169	42	1,720
Ending balance	$1,327	$781	$70	$—	$169	$42	$2,389

Loans as of 3/31/12:
Individually evaluated for impairment	$1,612	$—	$—	$—	$—	$—	$1,612
Collectively evaluated for impairment	33,178	46,569	6,104	5,203	8,507	3,389	102,950
Ending balance	$34,790	$46,569	$6,104	$5,203	$8,507	$3,389	$104,562

				Residential	Home equity
		Commercial	Construction	1 - 4 family	lines of
December 31, 2011:	Commercial	real estate	real estate	real estate	credit	Other	Total
	(in thousands)
Allowance for loan losses:
Beginning balance as of 12/31/10	$553	$1,059	$131	$—	$108	$26	$1,877
Charge-offs	—	—	—	—	—	(2)	(2)
Recoveries	14	—	—	—	—	1	15
Provision	423	(319)	(76)	—	26	26	80
Ending balance as of 12/31/11	$990	$740	$55	$—	$134	$51	$1,970

Balances as of 12/31/11 allocated to:
Individually evaluated for impairment	$464	$—	$—	$—	$—	$21	$485
Collectively evaluated for impairment	526	740	55	—	134	30	1,485
Ending balance	$990	$740	$55	$—	$134	$51	$1,970

Loans as of December 31, 2011:
Individually evaluated for impairment	$1,821	$—	$—	$—	$—	$92	$1,913
Collectively evaluated for impairment	34,660	45,504	4,059	5,644	10,006	3,609	103,482
Ending balance	$36,481	$45,504	$4,059	$5,644	$10,006	$3,701	$105,395

				Residential	Home equity
		Commercial	Construction	1 - 4 family	lines of
March 31, 2011:	Commercial	real estate	real estate	real estate	credit	Other	Total
	(unaudited, in thousands)
Allowance for loan losses:
Beginning balance as of 12/31/10	$553	$1,059	$131	$—	$108	$26	$1,877
Charge-offs	—	—	—	—	—	—	—
Recoveries	5	—	—	—	—	—	5
Provision	238	(143)	(90)	—	(11)	6	—
Ending balance as of 3/31/11	$796	$916	$41	$—	$97	$32	$1,882

Balances as of 3/31/11 allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	796	916	41	—	97	32	1,882
Ending balance	$796	$916	$41	$—	$97	$32	$1,882

Loans as of 3/31/11:
Individually evaluated for impairment	$—	$—	$—	$—		$—	$—
Collectively evaluated for impairment	25,667	41,094	2,748	3,326	4,947	3,124	80,906
Ending balance	$25,667	$41,094	$2,748	$3,326	$4,947	$3,124	$80,906

The following table presents the general and specific allocations of the allowance for loan losses by portfolio segment as of March 31, 2012:

	General	Specific
	Allowance	Allowance	Total
	(unaudited, in thousands)
Commercial loans	$658	$669	$1,327
Commercial real estate	781	—	781
Real estate - construction	70	—	70
Home equity lines of credit	169	—	169
Other loans	42	—	42
Total Loans	$1,720	$669	$2,389

Note 4. LOANS HELD FOR SALE

The following table summarizes loans held for sale for the periods indicated:

	March 31, 2012	December 31, 2011
	(unaudited)
	(in thousands)

Originated by the bank (at Fair Value)	$37,353	$22,029
Purchased from other financial institutions:
Carried at Fair Value	13,386	29,422
Total loans held for sale at fair value	50,739	51,451
Purchased from other financial institutions:
Carried at Cost	913	914
	$51,652	$52,365

Loans originated by the Company which are held for sale at fair value are typically sold within 30 days. In the third quarter of 2011, the Company elected to record its loans held for sale at fair value prospectively for all loans originated by the Company and held for sale as well as all loans which were both purchased and hedged. Fair value adjustments of $1.2 million were recorded on loans held for sale at March 31, 2012 and December 31, 2011.

Purchased loans that are hedged are carried at fair value for purposes of managing interest rate risk. To this end, the Bank had forward sale contracts to sell all of its purchased loans carried at fair value as of March 31, 2012 and December 31, 2011 to BOM Capital, LLC (“BOMC”), a mortgage-centric institutional broker-dealer and wholly-owned subsidiary of MCM, which had forward sale contracts to sell these loans to external counterparties.

The following table summarizes activity in loans held for sale at fair value during the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
	(unaudited, in thousands)

Balance at beginning of the period	$51,451	$—

Loans originated or purchased for sale	144,971	—
Loans sold	(145,591)	—
Net change in fair value adjustments	(92)	—
Balance at the end of the period	$50,739	$—

Consistent with industry practice, the Company has established a contingent liability account for fraud, early payoffs and early payment defaults that may arise from mortgage loans sold to investors. At March 31, 2012 and December 31, 2011, this contingency reserve totaled $139 thousand and $64 thousand, respectively. Since the Company’s inception, it has incurred no losses due to early payoffs, early payment defaults, or fraud related to loans sold to investors.

The following table summarizes the delinquency status of loans held for sale, all of which are included in loans held for sale at the lower of cost or fair value, as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(unaudited, in thousands)

Loans delinquent 90 days or more	$584	$351
Loans delinquent 60 days	82	233
Loans delinquent 30 days	—	82
	$666	$666

Note 5.                                 MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are fair valued on a recurring basis using significant unobservable inputs (level 3) as further described in Note 9.  The following table summarizes the Company’s MSR activity and key MSR valuation assumptions for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
	(unaudited, in thousands)

Balance at the beginning of the period	$38	$—
Additions resulting from:
Loans sold with servicing retained	1,101	—
Changes in fair value due to:
Time and payoffs	(31)	—
Changes in assumptions	—	—
Balance at the end of the period	$1,108	$—

Unpaid principal balance of loans serviced for others at March 31, 2012	$87,835	$—

	March 31, 2012	December 31, 2011
	(unaudited)
Mortgage servicing rights as a % of associated mortgage loans	1.26%	—
Discount rate	8.00%	—
Total prepayment speeds	8.10%	—
Expected weighted average life (years)	8.35	—
Weighted average servicing fee	0.25%	—

The following table reflects the sensitivity test performed by the Company to evaluate the estimated impact of potential changes in economic factors on the fair value of its MSRs. The Company has identified two key criteria to test:

1) changes in the discount rate due to potential changes in market yield assumptions, and 2) changes in prepayment speeds as a result of potential changes in interest rates . Test results related to prepayment speeds were predicated on one-percent movements in U.S. Treasury 10-year yields which, in turn, were assumed to result in a 0.50% change in interest rates for new loans. The prepayment incentive or disincentive arising from a plus or minus 0.50% change in rates for new loans was the key factor in deriving projected prepayment speeds for the remaining life of the underlying loans.

The results of this test are estimates based on hypothetical scenarios, whereby each criterion is modeled in isolation.  In reality, changes in one factor might result in changes in several other factors, some of which may not have been included in this analysis. As a result, actual future changes in MSR values may differ significantly from those displayed below.

MSR SENSITIVITY ANALYSIS

	March 31, 2012
	Change In Prepayment Speed Due to a 1% Change in Interest Rates		1.00% Change in Discount Rate
Sensitivity test criteria	- 1.00%	+ 1.00%	- 1.00%	+ 1.00%

Resulting values	$920	$1,154	$1,161	$1,060
Increase/(Decrease) in value from book value @ 3-31-12	$(188)	$46	$53	$(48)
Increase/(Decrease) in value from book value @ 3-31-12	-16.9%	4.1%	4.8%	-4.3%

Note 6.                                 DEFERRED TAX ASSET

At March 31, 2012, the Company had a federal net operating loss carry forward of approximately $18.0 million that will begin expiring in 2027 and a state net operating loss carry forward of approximately $17.8 million that will begin expiring in 2017. The following is a summary of the components of the Company’s net deferred tax asset at March 31, 2012:

	March 31,	December 31,
	2012	2011
	(unaudited)
	(in thousands)
Deferred tax assets:
Federal and state loss carry forwards	$7,396	$7,051
Credit losses	952	664
Accrued expenses	426	475
Interest on non-accrual loans	69	32
Depreciation differences	112	112
Share-based compensation	717	708
Organizational costs	261	267
Start-up costs	41	42
Other	42	88
	10,016	9,439
Valuation allowance	(9,975)	(9,404)
Deferred tax liability:
Deferred loan costs	(41)	(35)
Net deferred tax assets	$—	$—

Note 7.                                 FHLB ADVANCES AND OTHER BORROWINGS

At March 31, 2012, the Bank has a $44.3 million borrowing capacity with the FHLB which is collateralized by loans with principal balances of $72.5 million and securities with a fair value of $6.8 million as determined by the FHLB. Advances outstanding at both March 31, 2012 and December 31, 2011 totaled $4.5 million. These advances mature on June 27, 2013, with interest payable semi-annually at 4.38%.

The Bank has a $1.1 million mortgage on a future branch location at March 31, 2012 with interest-only payments at 5%, due in full on April 5, 2021.

At March 31, 2012, the Bank maintains a line of credit totaling $3 million with a correspondent bank for obtaining overnight funds. This line is subject to availability and has restrictions as to the number of days funds can be used each month.

Bancorp entered into a credit agreement dated July 25, 2011 (the “Credit Agreement”) with Carpenter Fund Management Company, LLC, as administrative agent (“Agent”), and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders (the “Lenders”). The Credit Agreement provided for (i) an initial loan to Bancorp in the amount of $5 million (the “Initial Loan”), and (ii) a subsequent loan to Bancorp in the amount of $2 million (the “Optional Loan”) to be made at the sole and exclusive option of the Lenders at the written request of Bancorp given not later than November 30, 2011. Bancorp received the proceeds from the Initial Loan on July 26, 2011, and used the proceeds to make a $5 million loan to MCM. The Optional Loan was not requested.

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

The obligations of Bancorp under the Credit Agreement were initially secured by a first priority pledge of all of the equity interests of the Bank. Loans under the Credit Agreement bear interest at a rate of 8.0% per annum and have a final maturity date of June 30, 2012. Bancorp is permitted to make voluntary prepayments at any time without payment of a premium, and is required to make mandatory prepayments (without payment of a premium) with (i) net cash proceeds from certain issuances of capital stock, (ii) net cash proceeds from certain issuances of debt, and (iii) net cash proceeds from certain asset sales.

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

On November 21, 2011, in connection with its entry into the Merger Agreement (see Note 15), the Bancorp entered into a First Amendment to Credit Agreement (the “First Amendment”) with the Agent and the Lenders. The First Amendment provides for the following changes to the Credit Agreement, which took effect upon execution of the First Amendment: (i) an omnibus amendment to allow the Bancorp and its subsidiaries to enter into the Merger Agreement and consummate the Merger; and (ii) the reduction of the consolidated net worth requirement of the Company from $18 million to $16 million.

The First Amendment also provides for the following changes to the Credit Agreement, which will take effect upon closing of the Merger: (i) the elimination of the first priority pledge of all equity interests of the Bank in favor of the Agent on behalf of the Lenders, which had previously been made by the Bancorp pursuant to the Credit Agreement and that certain Stock Pledge and Security Agreement dated as of July 25, 2011; (ii) the elimination of a right previously given to the Agent, its designees or affiliates to purchase any securities not otherwise subscribed for or purchased by other investors in a public offering or private placement of shares of the Bancorp’s common stock or other securities; (iii) the modification of a prohibition against the acquisition or lease exceeding $200,000 in any fiscal year of real property by the Bancorp or any subsidiary of the Bancorp to enable the Bancorp to acquire real property and assume real property leases in connection with the Merger; and (iv) the elimination of a restriction placed upon the Bancorp’s issuance or sale of any shares of the Bancorp’s common stock, or other securities representing the right to acquire shares of the Bancorp’s common stock, representing more than 4.9% of the issued and outstanding shares of the Bancorp, or any shares of preferred stock other than pursuant to the Small Business Lending Fund.

On January 18, 2012, the Bancorp entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with the Agent and the Lenders. The Second Amendment provides for the following changes to the Credit Agreement, which will take effect upon closing of the Merger: (1) an extension of the maturity date of the loans outstanding under the Credit Agreement from June 30, 2012 to September 15, 2012; (2) a reduction in the total tier one leverage capital ratio that must be maintained by the Company from 10% to 7%; (3) a reduction in the total risk based capital and tier one leverage capital ratios that must be maintained by the Bank from 12% and 10% to 10% and 7%, respectively; and (4) the addition of a provision that will allow either the Bancorp or the Agent (on behalf of the Lenders), at its option, to convert all or any portion of the unpaid principal balance of the loans outstanding under the Credit Agreement (not to exceed $4,000,000, in the aggregate) into shares of common stock of the Bancorp, with the number of shares of common stock to be issued upon conversion to be equal to the quotient obtained by dividing (a) the principal amount to be so converted by (b) the Book Value Per Share of Manhattan Common Stock (as such term is defined in the Merger Agreement). This conversion option may be exercised prior to September 15, 2012 and at any time commencing on or after the earlier of (i) 10 business days after the closing of the rights offering to be conducted by the Bancorp pursuant to the terms of the Merger Agreement after the closing of the Merger; or (ii) September 1, 2012.  The conversion option is considered to be a derivative subject to fair value measurement.  The fair value of the option is de minimus at March 31, 2012.

Note 8.                                 SHARE-BASED COMPENSATION

During the three month periods ended March 31, 2012 and 2011, the Company recorded $24 thousand and $40 thousand , respectively, of stock-based compensation expense. At March 31, 2012, unrecorded compensation expense related to non-vested stock option grants and restricted stock grants totaled $162 thousand, which is expected to be recognized as follows:

Share-Based
Compensation
Expense
(unaudited, in thousands)

Remainder of 2012	$73
2013	78
2014	11
Total	$162

The following table summarizes the stock option activity under the plan for the three months ended March 31, 2012:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(unaudited)
2012
Outstanding at December 31, 2011	585,693	$8.40	7.17
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	138,548	9.91
Outstanding at March 31, 2012	447,145	$7.93	7.54	$—
Options exercisable at March 31, 2012	312,421	$8.61	6.92	$—
Options unvested at March 31, 2012	134,724	$6.35	9.00	$—

No options were granted during the three-month period ended March 31, 2012.

The Bancorp granted one restricted stock award in May of 2011. The number of shares issued is 10,000, one-third of the shares vest on each employment anniversary for three-years, and the fair value of the shares on the grant date was $4.50.

Note 9.                                 FAIR VALUE MEASUREMENTS

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

The following table summarizes the Company’s assets and liabilities which were measured at fair value on a recurring and non-recurring basis at March 31, 2012 and December 31, 2011:

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description of Asset/Liability	2012	(Level 1)	(Level 2)	(Level 3)
	(unaudited, in thousands)

Measured on a recurring basis:
Available-for-sale securities	$8,646	$—	$8,646	$—
Loans held for sale	$50,739	$—	$50,739	$—
Derivative asset for rate lock commitments	$926	$—	$926	$—
Derivative asset for forward sale commitments	$153	$—	$153	$—
Derivative asset for forward contracts (TBAs)	$40	$—	$40	$—
Mortgage servicing rights	$1,108	$—	$—	$1,108
Derivative liability for forward sale commitments	$17	$—	$17	$—
Derivative liability for forward contracts (TBAs)	$13	$—	$13	$—
Measured on a non-recurring basis:
Impaired loans	$1,612	$—	$—	$1,612

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description of Asset/Liability	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Measured on a recurring basis:
Available-for-sale securities	$11,486	$—	$11,486	$—
Loans held for sale	$51,451	$—	$51,451	$—
Derivative asset for rate lock commitments	$487	$—	$487	$—
Derivative asset for forward sale commitments	$12	$—	$12	$—
Servicing asset on loans sold	$38	$—	$—	$38
Derivative liability for forward sale commitments	$245	$—	$245	$—
Derivative liability for forward contracts (TBAs)	$285	$—	$285	$—
Measured on a non-recurring basis:
Impaired loans	$1,913	$—	$—	$1,913

The following is a summary description of the valuation methodologies for assets and liabilities recorded at fair value:

•                  Fair values for available-for-sale securities, including our private label MBS, are provided by a third-party broker/dealer, Vining Sparks, who obtains these values through a nationally recognized pricing service, Interactive Data Corporation’s 360 View (“IDC”). IDC utilizes real time market price discovery along with actual security performance including cash flow structure to determine market values. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the relationship of securities to other benchmark quoted securities (Level 2 inputs). Based on the March 31, 2012 valuation analysis, we believe the Company will receive all principal and interest due to each security.

•                  The Bank records its loans held for sale at fair value for all loans originated by the Bank as well as all loans which were both purchased and hedged. The fair value of loans originated by the Bank which are held for sale to private investors is based on the price of a forward sale contract for delivery of similar loans within 15 days of period end. The fair value of loans originated by the Bank which are held for sale to government-sponsored entities is based on the delivery price for the loans into mortgaged backed to-be-announced securities (“TBAs”) plus the estimated value of the associated MSR, the value of which is derived in a manner consistent with the MSR methodology described below.  The fair value of purchased loans that are both held for sale and hedged is derived by adjusting each loan’s purchase price for the estimated change in value arising from changes in interest rates subsequent to each loan’s purchase date. There were no comparable amounts recorded during the same period in 2011 as the election to record loans held for sale at fair value was implemented in the third quarter of 2011.

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

•                  The fair value of forward sale agreements is based on the change in the price investors would pay for loans as of the date each forward sale agreement is executed compared with the estimated price investors would pay for identical loans as of period end. The Bank records its “best efforts” forward sale agreements at fair value for all forward sale agreements that were not deemed to be derivatives but qualified for fair value accounting. The value of “best efforts” forward sale agreements is adjusted for anticipated pull through rates.

•                  Although the sales of MSRs do occur, MSRs do not trade in an active market with readily available observable prices; therefore, the precise terms and conditions of sales are not available. The fair value of MSRs related to the portfolio of loans being serviced for others is determined by computing the present value of the expected net servicing income from the servicing portfolio.  Key assumptions incorporated into the MSR valuation model and the MSR sensitivity analysis can be found in Note 5.

•                  The fair value of impaired loans is based on an evaluation at the time the loan is originally identified as impaired, and periodically thereafter, at the lower of cost or fair value. Fair value on impaired loans is measured based on the value of the collateral securing these loans, if the loan is collateral dependent, or based on the discounted cash flows for non-collateral dependent loans, and are classified at a level 3 in the fair value hierarchy. For impaired loans, the discount rate applied to expected future cash flows is each loan’s original effective rate. Collateral on collateral dependent loans may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. These loans fall within the level 2 of the fair value hierarchy. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. For unsecured loans, the estimated future discounted cash flows of the business or borrower, are used in evaluating the fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The following disclosure of the carrying amounts and estimated fair values of the Company’s financial instruments is based on available market information and appropriate valuation methodologies. Since considerable judgment is required to estimate fair values, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of March 31, 2012 and December 31, 2011. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The table below presents the carrying amounts and fair values of the Company’s financial instruments.

	March 31, 2012
	Carrying Value	Estimated Fair Value
	(unaudited, in thousands)
Financial Assets:
Cash and due from banks	$3,874	$3,874
Federal funds sold	34,875	34,875
Investment securities - available for sale	8,646	8,646
Loans held for sale, at fair value	50,739	50,739
Loans held for sale, at lower of cost or fair value	913	913
Loans held for investment	102,173	101,282
Total loans, net	153,825	152,934
FHLB stock and Federal Reserve stock	1,106	1,106
Investment in Limited Partnership Fund	2,698	2,698
Derivative asset for rate lock commitments	926	926
Derivative asset for forward sale commitments	153	153
Derivative asset for forward contracts (TBAs)	40	40
Servicing asset on loans sold	1,108	1,108
Accrued interest receivable	647	647

Financial Liabilities:
Non-interest bearing demand deposits	$63,128	$63,128
Interest-bearing demand deposits, savings, money market accounts	63,048	63,048
Certificates of deposits	59,263	59,289
FHLB advances and borrowings	10,573	10,737
Derivative liability for forward sale commitments	17	17
Derivative liability for forward contracts (TBAs)	13	13
Accrued interest payable	84	84

	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and due from banks	$2,930	$2,930
Federal funds sold	16,761	16,761
Time deposits - other financial institutions	594	594
Investment securities - available for sale	11,486	11,486
Loans held for sale, at fair value	51,451	51,451
Loans held for sale, at lower of cost or fair value	914	914
Loans held for investment	103,425	101,945
Total loans, net	155,790	154,310
FHLB stock and Federal Reserve stock	1,132	1,132
Investment in Limited Partnership Fund	2,638	2,638
Derivative asset for rate lock commitments	487	487
Derivative asset for forward sale commitments	12	12
Servicing asset on loans sold	38	38
Accrued interest receivable	480	480

Financial Liabilities:
Non-interest bearing demand deposits	$51,736	$51,736
Interest-bearing demand deposits, savings, money market accounts	41,144	41,144
Certificates of deposits	76,820	76,893
FHLB advances and borrowings	10,547	10,752
Derivative liability for forward sale commitments	245	245
Derivative liability for forward contracts (TBAs)	285	285
Accrued interest payable	33	33

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

•                  Fair values for available-for-sale securities are provided by a third-party broker/dealer, Vining Sparks, who obtains these values through IDC. IDC utilizes real time market price discovery along with actual security performance including cash flow structure to determine market values. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the relationship of securities to other benchmark quoted securities (level 2 inputs). Based on the March 31, 2012 valuation analysis, we believe the Company will receive all principal and interest due to each security.

•                  The Bank records its loans held for sale at fair value for all loans originated by the Bank as well as all loans which were both purchased and hedged. The fair value of loans originated by the Bank which are held for sale to private investors is based on the price of a forward sale contract for delivery of similar loans within 15 days of period end. The fair value of loans originated by the Bank which are held for sale to government-sponsored entities is based on the delivery price for the loans into TBAs plus the estimated value of the associated MSR, the value of which is derived in a manner consistent with the MSR methodology described below.  The fair value of purchased loans that are both held for sale and hedged is derived by adjusting each loan’s purchase price for the estimated change in value arising from changes in interest rates subsequent to each loan’s purchase date. There were no comparable amounts recorded during the same period in 2011 as the election to record loans held for sale at fair value was implemented in the third quarter of 2011.  The carrying values of loans held for sale and reported at the lower of cost or fair value approximate their fair values, primarily due to the variable nature of their interest rates and/or the short amount of time these loans typically remain on the Bank’s balance sheet (i.e., less than 30 days).

•                  The fair value of loans held for investment is based on the hypothetical exit price which does not represent the estimated intrinsic value of the loans if held for investment.  As such, significant judgment is required in determining fair value, which can vary significantly depending on a market participant’s considerations and assumptions.  For purposes of the disclosure for financial instruments above, the fair value for unimpaired loans held for investment (net) is estimated by discounting their expected future cash flows using current offer rates for similar loans, adjusted by the Company’s allowance for loan losses, which considered to be level 3 in the fair value hierarchy.  The fair value of impaired loans is based on an evaluation at the time the loan is originally identified as impaired, and periodically thereafter, at the lower of cost or fair value. Fair value on impaired loans is measured based on the value of the collateral securing these loans, if the loan is collateral dependent, or based on the discounted cash flows for non-collateral dependent loans, and are classified at a level 3 in the fair value hierarchy. For impaired loans, the discount rate applied to expected future cash flows is each loan’s effective rate. Collateral on collateral dependent loans may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. These loans fall within the Level 2 of the fair value hierarchy. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a level 3 classification of the inputs for determining fair value. For unsecured loans, the estimated future discounted cash flows of the business or borrower, are used in evaluating the fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

•                  The carrying amounts for non-marketable securities, consisting of stock at the FHLB and the Federal Reserve Bank of San Francisco, are a reasonable estimate of fair value.

•                  The carrying amount for the Bank’s investment in MIMS-1, L.P. (MIMS-1”) is a reasonable estimate of fair value, primarily due to short-term holding period for the underlying investments of this fund.  The lack of observable inputs results in the classification of the investments as level 3.

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

•                  The fair value of TBAs is based on quoted prices for identical instruments as derived from Bloomberg as of the measurement date. The values of TBAs arising from BOMC’s riskless trading activity are recorded on a net basis as either a derivative asset or derivative liability.

•                  Although the sales of MSRs do occur, MSRs do not trade in an active market with readily available observable prices; therefore, the precise terms and conditions of sales are not available. The fair value of MSRs related to the portfolio of loans being serviced for others is determined by computing the present value of the expected net servicing income from the servicing portfolio.  Key assumptions incorporated into the MSR valuation model are actual and expected prepayment rates, servicing costs, and ancillary income.

•                  The carrying amounts for accrued interest receivable are a reasonable estimate of fair value.

•                  The disclosed fair values of demand deposits, money market accounts, and savings accounts are equal to the amounts payable on demand, or carrying amounts, at the reporting date. Since the expected life of these accounts significantly exceeds their overnight maturity, the disclosed fair values understate the premium a willing buyer likely would pay for these financial instruments. The fair values of certificates of deposit are estimated by discounting their expected future cash flows by current rates paid for deposits with similar remaining maturities and are considered to be level 3 in the fair value hierarchy.

•                  The fair values of FHLB fixed-rate term borrowings are estimated by discounting their expected future cash flows by current rates charged for borrowings with similar remaining maturities. The carrying amounts for overnight FHLB borrowings approximate their fair values due to their one-day maturity. The fair value of the Bank’s mortgage note was estimated by discounting its expected future cash flows using an estimated current rate for a similar loan. The carrying amount for the Credit Agreements are a reasonable estimate of their fair value is considered to be level 3 in the fair value hierarchy.

•                  The fair value of forward sale agreements is based on the change in the price investors would pay for loans as of the date each forward sale agreement is executed compared with the estimated price investors would pay for identical loans as of period end. Also, the Bank records its “best efforts” forward sale agreements at fair value for all forward sale agreements that were not deemed to be derivatives but qualified for fair value accounting. The value of “best efforts” forward sale agreements is adjusted for anticipated pull through rates.

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

Note 10.                          LOSS PER SHARE

Basic loss per share represents the loss attributable to common shareholders, which excludes the loss attributable to the non-controlling interest, divided by the weighted average number of common shares outstanding during the periods reported on the Consolidated Statements of Operations. Diluted loss per share does not include any effects of unvested shares of restricted stock, as their impact would be anti-dilutive due to the Company’s net loss. There were no other potentially dilutive securities as of March 31, 2012 or 2011 other than stock options awarded to employees of the Company and its subsidiaries. Diluted loss per share does not include any effects of these options because their impact would be anti-dilutive due to the Company’s net loss and their exercise price exceeded the market value of the Company’s shares.

The weighted average number of shares outstanding for the three month periods ended March 31, 2012 and 2011 were 3,997,631 and 3,987,631, respectively. The weighted average number of shares outstanding for purposes of calculating loss per share for the three month periods ended March 31, 2012 and 2011 was 3,987,631.

Note 11.                          SEGMENT INFORMATION

The Company segregates its operations into four primary segments: mortgage banking operations (Mortgage Bank), non-mortgage banking operations (Commercial Bank), non-banking financial operations (MCM), and “Other,” which includes Bancorp, MBFS and eliminations between the Company’s bank and non-bank segments. The Company estimates the operating results of each segment based upon internal management systems and assumptions, which are subject to change and may not be consistent with methodologies that an external party may choose to employ. Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using operating income. Transactions among segments are made at estimated market rates.

	As of and for the
	Quarter Ended
	3/31/2012	3/31/2011
	(unaudited, in thousands)

Net interest income, after loan loss provision:
Commercial Bank	$770	$1,247
Mortgage Bank	421	24
Intra-company eliminations	—	—
Total Bank	1,191	1,271
MCM	(88)	10
Other	(39)	—
Total net interest income, after loan loss provision	$1,064	$1,281

Non-interest income:
Commercial Bank	$210	$26
Mortgage Bank	3,455	310
Intra-company eliminations	—	—
Total Bank	3,665	336
MCM	3,053	1,774
Other	(122)	(1)
Total non-interest income	$6,596	$2,109

Total revenue:
Commercial Bank	$1,782	$1,482
Mortgage Bank	3,992	341
Intra-company eliminations	(115)	—
Total Bank	5,659	1,823
MCM	3,066	1,784
Other	(135)	—
Total revenue	$8,590	$3,607

Segment profit (loss):
Commercial Bank	$(1,768)	$(618)
Mortgage Bank	748	(345)
Intra-company eliminations	—	—
Total Bank	(1,020)	(963)
MCM	(464)	(313)
Other	(81)	(259)
Total segment loss before taxes	$(1,565)	$(1,535)

	As of and for the
	Quarter Ended
	3/31/2012	12/31/2011
	(unaudited)
	(in thousands)

Segment assets:
Commercial Bank	$207,004	$192,026
Mortgage Bank	54,650	53,278
Intra-company eliminations	(48,660)	(46,592)
Total Bank	212,994	198,712
MCM	5,807	5,279
Other	(1,790)	(2,156)
Total segment assets	$217,011	$201,835

Note 12.                          INVESTMENT IN LIMITED PARTNERSHIP FUND

MIMS-1, L.P. was organized as a Delaware limited partnership on July 30, 2010 for the primary purpose of investing, reinvesting, and trading in private label and agency mortgage-backed and asset-backed securities. It commenced operations on August 20, 2010. The investment objective of MIMS-1 is to seek a high total return consisting of both current income and capital gains. The general partner of MIMS-1 is Manhattan Investment Management Services, Inc. (“MIMS”), an indirect wholly-owned subsidiary of MCM. The Bank became a limited partner of MIMS-1 on April 25, 2011 with an initial investment of $2.5 million. The initial term of the Bank’s investment, which ended August 31, 2011, was renewed for a one-year term and is renewable for up to two additional one-year terms if agreed to by the general partner and a majority of the limited partners. The Bank owned 22.3% and 22.5% of the MIMS-1 as of March 31, 2012 and December 31, 2011, respectively. The Bank earned $59 thousand from its participation in this fund during the first quarter of 2012 and MIMS earned $114 thousand during the first quarter of 2012 for its role as general partner of the fund.

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

Quantitative Disclosures for Derivative Financial Instruments Used by BOMC for Trading Purposes

The notional amounts and fair values of derivative financial instruments for BOMC are as follows for the periods indicated:

	Notional Amount
	As of March 31,	As of December 31,
	2012	2011
	(unaudited)
	(in thousands)
Mortgage-backed Securities:
Forward contracts (TBAs) Purchased	$1,518,718	$1,119,108
Forward contracts (TBAs) Sold	$(1,518,718)	$(1,119,108)
Net	$—	$—

	Fair Value
	Assets	Liabilities
	(in thousands)
Mortgage-backed securities:
Forward contracts (TBAs) as of March 31, 2012 (unaudited):	$1,234	$(1,109)
Forward contracts (TBAs) as of December 31, 2011	$3,945	$(3,825)

All of BOMC’s transactions in TBAs with off-balance sheet risk outstanding at March 31, 2012 and December 31, 2011 are short-term in nature with maturities of three months or less. The fair values of these derivative financial instruments are included in other assets in the net amounts of $125 thousand and $120 thousand as of March 31, 2012 and December 31, 2011, respectively. The unrealized gains are netted against unrealized losses on the Consolidated Statements of Operations.

Included in the above amounts for BOMC are forward buy contracts from the Bank of $106.8 million at a loss of $61 thousand and forward sale contracts to the Bank of $26.9 million at a loss of $51 thousand.

Mortgage Bank Instruments with Off-Balance Sheet Risk

The Company’s mortgage bank originates loans primarily for sale to external investors. In order to mitigate interest rate risk, the Company typically, locks interest rates with borrowers prior to funding loans while simultaneously locking a price to sell the loans to external investors.

Rate lock commitments with borrowers and commitments to purchase loans from other institutions at specific prices are considered derivatives and must be valued on a fair value basis. The notional amount of these commitments as of March 31, 2012 and December 31, 2011 was $92.5 million and $31.1 million, respectively. Net gains of $439 thousand were recorded on these commitments during the three months ended March 31, 2012. There were no comparable amounts recorded for the three-month period ended March 31, 2011.

All mandatory obligations to sell loans at a specific price in the future are considered to be derivatives and must be recorded at fair value. In the third quarter of 2011, the Bank elected to records its non-mandatory forward sale commitments on a fair value basis prospectively, provided such commitments qualify for fair value treatment and are not otherwise considered to be derivatives. The notional amount of outstanding forward sale commitments as of March 31, 2012 and December 31, 2011was $87.7 million and $94.1 million, respectively. Net gains of $641 thousand on forward sale agreements were recorded for the three-month period ended March 31, 2012. There were no comparable amounts recorded for the three-month period ended March 31, 2011.

Commercial Bank Instruments with Off-Balance-Sheet Risk

In the ordinary course of business, the Company’s commercial bank enters into financial commitments to meet the financing needs of its customers, primarily through commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the Company’s consolidated financial statements.

The Company’s exposure to loan loss in the event of nonperformance on commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the consolidated financial statements. The Company had the following outstanding financial commitments whose contractual amount represents credit risk:

	As of or for the Three Months ended March 31,
	2012	2011
	(unaudited, in thousands)

Commitments to extend credit	$35,729	$25,256
Standby letters of credit	585	88
Total commitments	$36,314	$25,344

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a customer of the Company to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future loans or cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the customer. A reserve for commitments to extend credit has been established and totals $78 thousand and $60 thousand as of March 31, 2012 and December 31, 2011, respectively.

Note 14.                           RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank may grant loans to certain officers and directors and the companies with which they are associated. Management believes all loans and loan commitments to such parties have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transaction with other persons. The Bank had a $2.3 million commercial line of credit commitment to one director at March 31, 2012 with interest floating at prime rate. The amount outstanding under this line of credit totaled $2.1 million at both March 31, 2012 and December 31, 2011.  The Bank also granted a $1.0 million home equity line of credit commitment to another director during the first quarter of 2012 with interest floating at prime rate (at a base rate of 5.5%.) There was no amount outstanding under this home equity line of credit on March 31, 2012.

Deposits from related parties at March 31, 2012 and December 31, 2011 totaled $2.4 million and $2.7 million, respectively.

See Note 7 for additional details on a related party credit agreement.

See Note 15 for additional details regarding future business combinations and a contemplated capital transaction.

Note 15.                           BUSINESS COMBINATIONS

Pending Merger with Professional Business Bank

On November 21, 2011, the Bancorp and Bank entered into a Merger Agreement with Professional Business Bank, a California chartered commercial bank (“PBB”), CGB Holdings, Inc., a Delaware corporation (“CGB Holdings”), and Carpenter Fund Manager GP, LLC, a Delaware limited liability company (“Fund Manager”). Pursuant to the Merger Agreement, PBB will merge with and into the Bank and the Bank will be the surviving institution (“the Merger”). As of November 21, 2011, CGB Holdings beneficially owned approximately 92% of the issued and outstanding common stock of PBB, and Fund Manager, which is the general partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. (the “Funds”), beneficially owned 100% of the issued and outstanding common stock of CGB Holdings and approximately 43% of the issued and outstanding common stock of the Bancorp.

Under the terms of the Merger Agreement, each outstanding share of common stock of PBB (other than shares as to which statutory dissenters’ rights have been exercised) will be converted into the right to receive a number of shares of common stock of the Bancorp having an aggregate book value per share as of the last day of the month preceding the month in which the closing of the Merger occurs (the “Determination Date”) equal to the book value per share of the common stock of PBB as of the Determination Date. After the Merger, the Funds are expected to control in excess of 75% of the issued and outstanding common stock of the Bancorp.

This Merger is expected to close on or about May 31, 2012.

Accounting Treatment for Pending Merger

In accordance with current accounting guidance, each Merger will be accounted for using the acquisition method of accounting. For accounting purposes, PBB will be considered the acquirer in the Merger, primarily because the percentage ownership of the combined bank being larger for former shareholders of PBB than those of the Bancorp.

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

Contemplated Capital Transaction

The Bancorp has agreed to conduct a rights offering open to all shareholders of the Bancorp, excluding the Funds, no later than the latter of sixty days following the closing of the Merger and thirty days following the receipt of the Company’s audited financial statements for the year ending December 31, 2011. The Bancorp will seek to raise up to $10,000,000 from the sale of shares of the Bancorp’s common stock at a per share price equivalent to the book value per share of Bancorp common stock as of the end of the month preceding the month in which the registration statement relating to the rights offering becomes effective. This disclosure does not constitute an offer of any securities for sale.

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

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: the impact of changes in interest rates; a continuing decline in economic conditions or the failure of economic conditions to improve; increased competition among financial service providers; the Company’s ability to attract deposit and loan customers; the quality of the Company’s earning assets; government regulation; risks associated with the pending merger with Professional Business Bank, including risks and uncertainties relating to the receipt of regulatory and shareholder approvals and the satisfaction of other conditions to the closing, the integration of the companies’ businesses, the anticipated cost saving arising from the merger, reputational risks, and the reaction of the companies’ customers and employees to the proposed merger; and management’s ability to manage the Company’s operations. For further discussion of these and other risk factors, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report on Form 10-Q.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

General

Manhattan Bancorp, a California corporation (“Bancorp”) was incorporated in August 2006. Bancorp has one banking subsidiary, Bank of Manhattan, N.A. (the “Bank”). The Bank is a nationally-chartered banking association organized under the laws of the United States, which commenced its banking operations on August 15, 2007. Bancorp operates primarily through the Bank, and the investment in the Bank is its principal asset. The Bank is located in El Segundo, California and at March 31, 2012 had $217.0 million in assets, $102.2 million in net loans receivable, $51.7 million in loans held for sale, $8.6 million in securities, $185.4 million in deposits, and $10.6 million in borrowings.

On October 1, 2009, Bancorp, through its wholly-owned subsidiary, MBFS Holdings, Inc. (“MBFS”), acquired a 70% interest in BOM Capital, LLC (formerly Bodi Capital LLC) (“BOMC”), a mortgage-centric institutional broker-dealer. On November 30, 2010, a recapitalization and restructuring was completed whereby a newly-formed limited liability company, Manhattan Capital Markets LLC (“MCM”), acquired 100% of BOMC in a multi-step transaction. MBFS holds a 70% interest in MCM. MCM is located in Woodland Hills, California and at March 31, 2012 had $5.8 million in assets primarily in cash and cash equivalent balances. References throughout the remainder of this Quarterly Report on Form 10-Q to MCM shall be deemed to include BOMC and MCM’s other direct and indirect subsidiaries.

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

Proposed Merger with Professional Business Bank

On November 21, 2011, the Company and the Bank entered into the Merger Agreement with Professional Business Bank, a California chartered commercial bank (“PBB”), CGB Holdings, Inc. a Delaware corporation (“CGB Holdings”), and Carpenter Fund Manager GP, LLC, a Delaware limited liability company (“Fund Manager”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, PBB will merge with and into the Bank with the Bank continuing as the surviving institution (the “Merger”). As of November 21, 2011, CGB Holdings beneficially owned approximately 92% of the issued and outstanding common stock of PBB, and Fund Manager, which is the general partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. (collectively, the ““), beneficially owned 100% of the issued and outstanding common stock of CGB Holdings and approximately 43% of the issued and outstanding common stock of the Company.

Under the terms of the Merger Agreement, each outstanding share of common stock of PBB (other than shares as to which statutory dissenters’ rights have been exercised) will be converted into the right to receive a number of shares of common stock of the Bancorp having an aggregate book value per share as of the last day of the month preceding the month in which the closing of the Merger occurs (the “Determination Date”) equal to the book value per share of the common stock of PBB as of the Determination Date. After the Merger, the Funds are expected to control in excess of 75% of the issued and outstanding common stock of the Bancorp.

We cannot assure you that the Merger will be consummated as scheduled, or at all. See “Item 1. Business—Pending Merger” for a description of the terms of the Merger and “Item 1A. Risk Factors—Risks Related to the Merger” in the Company’s Annual Report filed on Form 10-K for a description of risks relating to the Merger.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying values of certain of our other assets, such as securities available for sale and our deferred tax assets. Those assumptions and judgments are necessarily based on current information available to us regarding those economic conditions or trends or other circumstances. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments had been based, or other unanticipated events were to happen that might affect our operating results, under GAAP it could become necessary for us to reduce the carrying values of the affected assets on our balance sheet. In addition, because reductions in the carrying value of assets are sometime effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses; (ii) the carrying values of impaired loans and the sufficiency of the specific reserves thereon; (iii) the estimated future cash flows of troubled debt restructurings or the fair value of the collateral associated with collateral-dependent troubled debt restructurings; (iv) the fair values of derivative instruments, mortgage servicing rights, loans and contingent liabilities associated with mortgage banking activities ;(v) the fair values of investment securities that we hold for sale, and (vi) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to use to offset income taxes in future periods. There were no significant changes in the Company’s critical accounting policies or their application during the three months ended March 31, 2012, as compared to our critical accounting policies in effect during 2011.

Additional information regarding our critical accounting policies and estimates is contained in the sections captioned “Critical Accounting Policies and Estimates” in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2011 10-K and readers of this report are urged to read those sections of that 10-K.

Earnings Overview

For the three-month period ended March 31, 2012, the Company recorded a net loss of $1.6 million or $0.36(1) per basic share and fully-diluted share of common stock. For the same period in the prior year, the Company recorded a net loss of $1.5 million or $0.36(2) per basic and fully-diluted share of common stock.

Despite a $4.5 million or 213% increase in non-interest income, the Company’s net loss in the current quarter was comparable to its net loss in the same quarter of the prior year, primarily due to a $4.3 million, or 87%, increase in operating expenses and, to a much lesser extent, a $484 thousand increase in the Company’s provision for loan losses. Almost three-quarters of the Company’s $4.3 million increase in non-interest expenses was related to compensation and benefit expenses, primarily in our mortgage bank and broker-dealer (MCM). The underlying components of the Company’s increased operating expenses are best viewed in the context of individual business units, as summarized below.

In order to increase its loan production levels, our mortgage bank increased its staffing levels by 260%, resulting in a $1.9 million, or 353%, increase in employee-related expenses. As a result, mortgage loan production increased by approximately 650% and the mortgage bank generated a $748 thousand profit compared with a $345 thousand loss in the same quarter in 2011. This $1.1 million favorable change in profitability reflected a $3.1 million increase in non-interest income, primarily derived from gains related to sold loans and mortgage servicing rights, and a $397 thousand increase in net interest income derived from funded loans pending sale in the secondary market.

MCM’s revenues increased by $1.3 million, or 72%, in the current quarter compared with the same quarter in 2011. At the same time, MCM’s expenses increased by $1.4 million, or 68%. As a result, MCM realized a net loss of $464 thousand in the current quarter, which was $151 thousand, or 48%, greater than its net loss in the same quarter of 2011. The majority of MCM’s expense increase occurred in employee-related expenses, which are variable and typically fluctuate proportionately with earnings. Total employee-related expenses increased $1.0 million, or 65%, which was less than the increase in MCM’s revenues and included a 58% increase in staffing levels. The remainder of MCM’s expense increase reflected the cost of both infrastructural enhancements and additional debt to expand its various trading activities.

Our commercial bank realized a net loss of $1.8 million in the first quarter of 2012, which was $1.2 million, or 186%, greater than its $618 thousand net loss in the same quarter of 2011.  Although the commercial bank’s non-interest revenues increased by $184 thousand, or 708%, its net interest income remained nearly unchanged, its non-interest expenses increased by $1.5 million, and its provision for losses increased by $484 thousand. Net interest income remained flat despite a 30% increase in average loan balances, primarily due to a 1.12% decline in average loan yields which, in turn, reflected heightened competition in an historically low interest rate environment. At the same time, the commercial bank’s operating expenses increased by $1.5 million, or 69%, primarily related to infrastructural enhancements, increased staffing levels, and merger-related activities.

Financial Condition

Assets as of March 31, 2012 totaled $217.0 million, up $15.2 million, or 8%, from December 31, 2011, driven primarily by an $18.1 million (108%) increase in overnight balances at the Federal Reserve Bank (“FRB”). This increase reflects the periodic build-up of excess liquidity that the Company uses to absorb peak loan funding cycles in our mortgage bank.

Securities totaled $8.6 million at March 31, 2012, down $2.8 million, or 25%, compared with year-end 2011. The Company redeployed these funds into immediate cash liquidity for its mortgage banking operations.

Net loans, which totaled $153.8 million at March 31, 2012, were relatively unchanged from year-end 2011, down $2.0 million, or 1%.

Deposits totaled $185.4 million at March 31, 2012, up $15.7 million , or 9%, from December 31, 2011, primarily driven by a $22.4 million, or 61%, increase in savings and money market accounts and an $11.4 million , or 22%, increase in non-interest bearing demand accounts. This $33.8 million increase in non-maturity deposits was partially offset by a $17.6 million decline in certificates of deposits (“CDs”), reflecting a $19.3 million, or 34%, reduction in the amount of deposits derived from wholesale sources.

Borrowings totaled $10.6 million as of March 31, 2012, nearly unchanged from December 31, 2011.

(1)  Loss per share excludes a $141 thousand net loss attributable to the non-controlling interests.

(2)  Loss per share excludes a $94 thousand net loss attributable to the non-controlling interests.

The Company’s allowance for loan losses as of March 31, 2012 was $2.4 million, or 2.29% of gross loans held for investment. This reflects a $0.4 million increase from year-end 2011, at which time the Company’s allowance was $2.0 million, or 1.87% of gross loans held for investment.  As of March 31, 2012, impaired loans totaled $1.6 million, of which $82 thousand were considered troubled debt restructurings (“TDRs”). As of year-end 2011, impaired loans totaled $1.9 million, of which $213 thousand were considered TDRs. As of March 31, 2012, all impaired loans were current, specific loan allowances of $669 thousand were established for impaired loans, and all impaired loans were on non-accrual status.

Total equity at March 31, 2012 was $15.9 million, representing a 9% decrease from year-end 2011, primarily due to the Company’s $1.6 million loss in the current quarter.

Capital ratios for the Bank continue to exceed levels required by banking regulators to be considered “well-capitalized, “ which is the highest level specified by regulators. As of March 31, 2012, the Bank’s total risk-adjusted capital ratio, tier 1 risk-adjusted capital ratio, and tier 1 capital ratio were 13.03%, 11.77%, and 7.46%, respectively, well above the regulatory requirements of 10%, 6%, and 5%, respectively, to be considered “well-capitalized.”

Selected Financial Highlights

	For the Three Months Ended
	3/31/2012	3/31/2011
	(unaudited, dollars & shares in thousands)
Statements of Operations:
Interest income	$1,994	$1,498
Interest expense	446	217

Net interest income	1,548	1,281
Provision for loan losses	484	—

Net interest income after provision	1,064	1,281

Non-interest income	6,596	2,109
Non-interest expense	9,225	4,925

Net loss after tax	$(1,573)	$(1,540)

Net loss attributable to common stockholders of Manhattan Bancorp	$(1,432)	$(1,446)

Per Share and Other Data:
Basic and diluted loss per share	$(0.36)	$(0.36)
Book value per common share - period end	$4.14	$5.70
Weighted average shares outstanding basic and diluted	3,988	3,988

Other Earnings-Related Data
Return on average assets(a)	-2.58%	-4.46%
Return on average equity(b)	-33.98%	-25.15%
Net interest margin	3.05%	4.14%
Dividend payout ratio	—	—
Average equity to average assets	7.58%	17.71%
Net charge-offs (recoveries)	$65	$(5)

	As of
	3/31/2012	12/31/2011
	(dollars in thousands)
	(unaudited)
Balance Sheet Data:
Investments and fed funds sold	$43,520	$28,841
Loans held for sale	$51,652	$52,365
Loans, net	$102,173	$103,425
Assets	$217,011	$201,835
Deposits	$185,439	$169,700
Manhattan Bancorp equity	$16,540	$17,987
Total equity	$15,936	$17,524
Total equity to total assets ratio	7.34%	8.68%
Allowance for loan losses	$2,389	$1,970
Allowance /total loans	2.29%	1.87%
Non-performing loans	$2,196	$2,264

(a)Net loss as a percentage of average assets. (b)Net loss as a percentage of average equity

RESULTS OF OPERATIONS

Net Interest Income

Net interest Income (“NII”), a key component of the Company’s ability to generate earnings, is the difference between the interest income we earn on interest-bearing assets, such as loans and other interest-earning assets, and the interest we pay on deposits and borrowed funds.  Since NII is impacted by the relative amounts of interest-earning assets and liabilities and interest rates earned and paid on those balances, total NII can fluctuate based upon the mix of earning assets (e.g., loans and investments) and funding liabilities (e.g., demand deposits and borrowings).

NII oftentimes is expressed as interest rate spread (“spread”) and net interest margin (“NIM”). Spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on funding sources or liabilities. NIM represents NII as a percentage of total average interest-earning assets. Spread is similar to NIM; however, unlike NIM, spread expresses the nominal average difference between borrowing and lending rates without compensating for the fact that the amount of earning assets and borrowed funds may be different.

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

The Company’s NII totaled $1.5 million for the three months ended March 31, 2012, up $267 thousand, or 21%, compared with the same period in 2011. This increase was driven by a 63% growth in average interest-earning assets, primarily driven by loans, which more than offset an unfavorable change in spread. Compared with the first quarter of 2011, average loan balances increased by $78.1 million, or 99%, of which $54.8 million was due to mortgage loans and $23.4 million was due to commercial loans. The favorable impact of the growth in earning assets was mitigated by a concurrent decrease in spread from 4.03% to 3.00%, primarily due to lower loan yields. The overall yield of our loan portfolios declined to 4.84% in the current quarter from 6.56% in the same period in 2011. The decline in loan yields reflected heightened competition for loans, especially commercial loans, in an historically low interest rate environment. This was exacerbated by a greater portion of our average loan balances being comprised of mortgage loans, which typically have lower yields than most commercial loans, especially when compared with the Company’s legacy commercial loan portfolio in the early part of 2011.

The following table presents the weighted average yield on each category of interest-earning assets, the weighted average rate paid on each category of interest-bearing liabilities, the resulting spread, and the NIM for the periods indicated:

ANALYSIS OF NET INTEREST INCOME

	Three months ended March 31,
	2012			2011
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Rate	Average	Income/	Rate
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(unaudited, in thousands)
Interest-earning assets:
Federal funds sold	$37,152	$23	0.25%	$28,768	$17	0.24%
Deposits with other financial institutions	517	1	0.78%	3,223	19	2.39%
Investments(a)	9,505	85	3.60%	14,707	190	5.24%
Loans(b)	156,767	1,885	4.84%	78,673	1,272	6.56%
Total interest-earning assets	203,941	1,994	3.93%	125,371	1,498	4.85%
Non-interest-earning assets	19,559			6,251
Total assets	$223,500			$131,622

Interest-bearing liabilities:
Demand	$3,709	1	0.07%	$2,706	1	0.10%
Savings and money market	41,907	79	0.76%	25,820	43	0.68%
Certificates of deposit	87,945	175	0.80%	36,637	124	1.37%
FHLB advances and other borrowings	10,600	191	7.25%	4,500	49	4.42%
Total interest-bearing liabilities	144,161	446	1.24%	69,663	217	1.26%
Non-interest-bearing demand deposits	47,460			37,351
Total funding sources	191,621		0.93%	107,014		0.82%
Non-interest-bearing liabilities	14,931			1,295
Shareholders’ equity	16,948			23,313
Total liabilities and shareholders’ equity	$223,500			$131,622

Excess of interest-earning assets over funding sources	$12,320			$18,357
Net interest income		$1,548			$1,281
Net interest rate spread			3.00%			4.03%
Net interest margin			3.05%			4.14%

(a)                        Dividend income from the Bank’s investment in non-marketable stocks of approximately $2 thousand and $1 thousand for the first quarter of 2012 and the first quarter of 2011, respectively is included in investment income; however, the corresponding average balances are included in other assets.

(b)                       The average balance of loans is calculated net of deferred loan fees/costs but includes non-accrual loans, if any, with a zero yield. Loan fees net of amortized costs included in total net income were approximatley $10 thousand and $25 thousand for the first quarter of 2012 and the first quarter of 2011, respectively.

The following rate/volume variance table sets forth the dollar differences of interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities:

RATE/VOLUME ANALYSIS of NII

	For the Three Months Ended
	March 31, 2012 over 2011
	Volume	Rate	Other (a)	Total
	(unaudited, in thousands)
Interest income:
Federal funds sold/ interest-bearing demand funds	$5	$1	$—	$6
Deposits with other financial institutions	(16)	(2)	—	(18)
Investments	(68)	(39)	2	(105)
Loans	1,273	(671)	11	613
Net increase (decrease)	1,194	(711)	13	496

Interest expense:
Interest bearing demand	—	—	—	—
Savings and money market	27	9	—	36
Certificates of deposit	175	(125)	1	51
FHLB advances and other borrowings	67	74	1	142
Net increase (decrease)	269	(42)	2	229
Total net increase (decrease)	$925	$(669)	$11	$267

(a)                The amounts included in other represent the differences due to the 366-day year in 2012 compared to the 365-day year in 2011.

As reflected in the above table, NII increased by $267 thousand, or 21%, in the first quarter of 2012 compared with the same period in 2011. The improvement in NII was driven primarily by increased average loan balances and, to a lesser extent, lower rates paid on CDs. These favorable trends were partially offset by lower loan yields and higher average CD balances. The increase in average CD balances reflects the Company’s use of wholesale deposits to fund loans in our mortgage bank pipeline, which has grown significantly during the previous year. The average rate paid on CDs dropped by 0.57% in the first quarter of 2012 compared with the same period in 2011, reflecting the current low interest rate environment.

Provision for Loan Losses

In order to determine the adequacy of our loan loss allowance to absorb probable future losses, management periodically assesses the need to replenish the Company’s loan loss allowance based on management’s periodic review of the inherent credit risk in our portfolio of loans held for investment.

The Company recorded a $484 thousand provision for loan losses during the first quarter of 2012, of which $211 thousand was related to additional impairment reserves, $144 thousand was due to the unfavorable migration of loans to higher risk categories, $72 thousand was related to a charged-off TDR, and $57 thousand was related to new loan growth. In comparison, no provision for loan losses was recorded during the first quarter of 2011.

In the current quarter, $72 thousand in loans were charged off and the Company recorded net loan loss recoveries of $7 thousand.

Non-Interest Income

Non-interest income increased by $4.5 million, or 213%, in the first quarter of 2012 compared with the same period in 2011, primarily due to significant increases in mortgage banking revenues and, to a lesser extent, revenues generated by our broker-dealer.

The following table reflects the major components of the Company’s non-interest income:

NON-INTEREST INCOME

	For the Three Months Ended
	March 31,		Variance
	2012	2011	Dollars	Percent
	(unaudited, dollars in thousands)
Other bank fees and income	$139	$52	$87	167%
Gain on sale of securities	43	—	43	n/a
MIMS-1 limited partnership fund(a)	173	1	172	17200%
Mortgage-related fees	3,599	284	3,315	1167%
Trading income	2,052	1,160	892	77%
Whole loan sales and warehouse lending fees	576	560	16	3%
Advisory income	14	52	(38)	-73%
Total non-interest income	$6,596	$2,109	$4,487	213%

(a)              Includes $59 thousand in non-cash revenues realized by the commercial bank and $114 thousand in cash revenues realized by MCM during 2012. Includes $1 thousand in cash revenues realized by MCM during 2011.

During the first quarter of 2012, 42% of the Company’s non-interest income was generated by MCM, 54% was generated by our mortgage bank, and 4% was generated by our commercial bank. In comparison, 84% of the Company’s non-interest income was generated by MCM, 14% was generated by our mortgage bank, and 2% was generated by our commercial bank in the first quarter of 2011.

Revenues from MCM come from three primary sources: trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of bond portfolios for other institutions. In the first quarter of 2012, $2.8 million of the Company’s non-interest income was generated by MCM, up $1.0 million, or 55%, from the same period in 2011, primarily driven by trading income. In the current quarter, 74% of the Company’s non-interest income generated by MCM was related to trading activities, up from 65% in the same quarter in 2011.

Non-interest revenues from our mortgage bank arise primarily from the funding and sale of mortgage loans. In the first quarter of 2012, $3.6 million of the Company’s non-interest income was generated by our mortgage bank, up $3.3 million in the same period in 2011, reflecting the mortgage bank’s increased levels of loan fundings and sales.

Non-interest revenues from our commercial bank are related primarily to service charges and fees related to deposit and transaction accounts. Our commercial bank generated $241 thousand of the Company’s non-interest income in the first quarter of 2012, up $189 thousand, or 363%, from the same period in 2011.

Secondary Marketing Activities

Loan sales totaled $148.0 million during the first quarter of 2012, compared with sales of $17.7 million during the first quarter of 2011. The following schedule summarizes fees generated by the Company’s mortgage bank:

MORTGAGE-RELATED FEES

	For the three-months ended March 31,		Variance
	2012	2011	Dollars	Percent
	(unaudited, in thousands)
Gains on Rate Lock Commitments	$439	$—	$439	N/A
Gains on Forward Sale Commitments	641	—	641	N/A
Fair Value Adjustments on Loans Held for Sale	(92)	—	(92)	N/A
Gains (Losses) on Sale of Loans	1,391	95	1,296	1365%
Mortgage Servicing Rights	1,101	—	1,101	N/A
Change in Fair Value Mortgage Servicing Rights	(28)	—	(28)	N/A
Servicing Income	33	—	33	N/A
Servicing Costs	(12)	—	(12)	N/A
Mortgage Origination Income	11	97	(86)	-89%
Mortgage Administration Fee Income	305	36	269	758%
Premiums (Paid) Received for Rate Adjustments	(402)	56	(458)	-812%
Brokered Loan Income	212	—	212	N/A
Total	$3,599	$284	$3,315	1165%

Our mortgage bank originates loans primarily for sale to external investors. Gains on the sale of loans totaled $1.4 million and $95 thousand for the first quarters of 2012 and 2011, respectively, representing 39% and 33% of the mortgage bank’s total revenues for these respective time periods. The mortgage bank also recorded $1.1 million in gains from mortgage servicing rights (“MSRs”) during the first quarter of 2012, which are reported on a fair value basis. Negative changes in the fair value of MSRs totaled $28 thousand during the first quarter of 2012, primarily driven by the passage of time, which, in turn, was more than offset by $33 thousand in servicing income. See additional information regarding MSRs in “Mortgage Servicing Rights” in the FINANCIAL CONDITION section below.

Fair value adjustments and derivative income (or loss) related to mortgage loans funded or in the pipeline totaled $988 thousand during the first quarter, comprising 27% of the mortgage bank’s revenues for the period. No derivative income or fair value adjustments were recorded during the first quarter of 2011.

Typically, in order to mitigate interest rate risk, the mortgage bank locks interest rates with borrowers while the loans are being processed and simultaneously locks the price at which these loans will be sold to investors. Rate lock commitments with borrowers as well as commitments to purchase loans from other institutions at specific prices are considered to be derivatives and must be valued on a fair value basis. Net gains on these commitments totaled $439 thousand during first quarter 2012. There were no comparable amounts recorded during the first quarter of 2011.

Obligations to sell loans to investors at a specific price in the future are forward sale commitments. Since all mandatory forward sale commitments are considered to be derivatives, they are valued on a fair value basis. In the third quarter of 2011, the Company elected to record its non-mandatory forward sale commitments at fair value prospectively, provided such commitments qualify for fair value treatment and they otherwise are not deemed to be derivatives. Net gains on forward sale commitments totaled $641 thousand during the first quarter of 2012. There were no comparable amounts recorded in the first quarter of 2011.

In the third quarter of 2011, the Company elected to record its loans held for sale at fair value prospectively for all loans originated by the Company and held for sale as well as all loans which are both purchased and hedged. Fair value adjustments totaling $1.2 million were recorded on loans held for sale as of March 31, 2012. There were no loans held for sale at fair value during the first quarter of 2011, primarily because the Company had not made a fair-value election for loans held for sale until the third quarter of 2011.

Other Bank Fees and Income

Other bank fees and income totaled $139 thousand and $51 thousand for the first quarters of 2012 and 2011, respectively. This $88 thousand, or 173%, increase primarily reflects increased account analysis charges on commercial bank accounts.

Non-Interest Expense

Non-interest expense increased by $4.3 million (87%) during the first quarter of 2012 compared to the same period in 2011. This increase was driven primarily by compensation and benefits and, to a lesser extent, professional fees and infrastructural enhancements (i.e., occupancy and equipment, etc.).

The following table sets forth the components of non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	Three Months Ended		Variance
	March 31, 2012	March 31, 2011	Dollars	Percent
	(unaudited, in thousands)
Compensation and benefits	$6,653	$3,538	$3,115	88%
Occupancy and equipment	557	300	257	86%
Technology and communication	598	414	184	44%
Professional fees	766	264	502	190%
Marketing and business development	200	107	93	87%
Regulatory assessments	58	70	(12)	-17%
Loan expenses	207	30	177	590%
Directors fees	19	61	(42)	-69%
Education and dues	21	28	(7)	-25%
Postage and supplies	60	43	17	40%
Other non-interest operating expenses	86	70	16	23%
Total operating expenses	$9,225	$4,925	$4,300	87%

Four expense categories comprised 93% and 92% of the Company’s operating expenses in the first quarters of 2012 and 2011, respectively: compensation and benefits, occupancy and equipment, technology and communication, and professional fees. These four expense categories increased by $4.1 million (90%) during the first quarter compared to the same period in 2011. Increases in these four expense categories represented 94% of the Company’s total overall increase in operating expenses in the first quarter of 2012 compared with the same period in 2011.

Compensation and Benefits

Compensation and benefits is the largest category of the Company’s non-interest expenses, comprising 72% of total non-interest expense during both the first quarters of 2012 and 2011. These increases primarily reflected the requisite growth in the Company’s staffing levels to support expansions in our mortgage banking division and, to a lesser extent, broker-dealer. As reflected in the table below, the Company’s mortgage banking division and MCM increased their respective staff counts by 260% and 58%, respectively, from March 31, 2011 to March 31, 2012.

	Three Months Ended		Variance
Compensation Expense by Operating Segment	3/31/2012	3/31/2011	$	Percent
	(unaudited, in thousands)
Commercial Bank	$1,628	$1,340	$288	21%
Mortgage Bank	2,433	537	1,896	353%
Intra-company eliminations	—	—	—	N/A
Total Bank	4,061	1,877	2,184	116%
MCM	2,558	1,553	1,005	65%
Other	34	108	(74)	-69%
Total segment compensation expense	$6,653	$3,538	$3,115	88%

	As of		Variance
Number of Employees by Operating Segment	3/31/2012	3/31/2011	#	Percent
	(unaudited)
Commercial Bank	44	36	8	22%
Mortgage Bank	72	20	52	260%
MCM	38	24	14	58%
Other	—	3	(3)	-100%
Total employees	154	83	71	86%

Occupancy and Equipment

Occupancy and equipment costs, which totaled $557 thousand in the first quarter of 2012, comprised 6% of the Company’s total non-interest expenses. This expense category increased by $257 thousand, or 86%, compared with the same period last year. This increase primarily reflected the requisite growth in the Company’s infrastructure to support expansions in our mortgage bank and, to a lesser extent, commercial bank. For example, subsequent to commencing operations in the fourth quarter of 2010, our mortgage bank has opened five new mortgage loan offices.

Technology and Communication

Technology and communication expenses, which totaled $598 thousand in the first quarter of 2012, comprised 6% of the Company’s total non-interest expenses. This expense category increased by $184 thousand, or 45%, compared with the same period last year. This increase primarily reflected growth in the Company’s infrastructure to support expansions in our mortgage bank and, to a lesser extent, commercial bank.

Professional Fees

Professional fees, which totaled $766 thousand in the first quarter of 2012, comprised 8% of the Company’s total non-interest expenses. This expense category increased by $502 thousand, or 189%, compared with the same period last year. This increase is related to outlays for various strategic initiatives undertaken by the Company, more than half of which is related to the pending merger with Professional Business Bank.

FINANCIAL CONDITION

Investments

Investment securities available for sale decreased by $2.9 million during the three months ended March 31, 2012 to $8.6 million from $11.5 million as of December 31, 2011. The following schedule provides an overview of the Company’s investment portfolio based on type and carrying value as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Percentage of	Amount	Percentage of
	Outstanding	Total	Outstanding	Total
	(unaudited)
	(dollars in thousands)
Available for Sale
U.S. government and agency securities:
Mortgage-backed securities	6,950	80.4%	7,337	63.9%

Private label mortgage-backed securities	1,696	19.6%	4,149	36.1%
Total investments	$8,646	100.0%	$11,486	100.0%

The estimated weighted average life of the Company’s investment portfolio is approximately five years. Additional information regarding the composition, maturities, and yields of the investment securities portfolio can be found in Note 3 in the Company’s Annual Report filed on Form 10-K.

Loans Held for Investment

Gross loans held for investment totaled $104.6 million as of March 31, 2012, approximately the same as $105.4 million at December 31, 2011. The slight decrease in outstanding loan balances is due to a $1.7 million decrease in commercial loans, a $1.5 decrease in home equity line of credit loans and $1.1 million increases in both real estate construction loans and commercial real estate loans.

The table below sets forth the composition of the loan portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
	Outstanding	of Total	Outstanding	of Total
	(unaudited)
	(dollars in thousands)
Commercial loans	$34,790	33.3%	$36,481	34.6%
Commercial real estate loans	46,569	44.5%	45,504	43.2%
Residential real estate loans	6,104	5.8%	5,644	5.4%
Real estate - construction	5,203	5.0%	4,059	3.8%
Home equity lines of credit	8,507	8.1%	10,006	9.5%
Other loans	3,389	3.3%	3,701	3.5%
Total loans, including net loan costs	104,562	100.0%	105,395	100.0%
Allowance for loan losses	(2,389)		(1,970)
Net loans	$102,173		$103,425

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

Composition of Commercial Real Estate Loans

	March 31, 2012
	Amount Outstanding	Percentage of Total Loans
	(unaudited, in thousands)

Owner Occupied	$9,852	9.4%

Investor Owned:
Industrial	9,949	9.5%
Mixed-use	5,124	4.9%
Office	2,166	2.1%
Retail	11,857	11.3%
Multifamily	7,621	7.3%
Total investor owned	36,717	35.1%

Total commercial real estate loans	$46,569	44.5%

Of the Bank’s total loans outstanding as of March 31, 2012, 50% were due in one year or less, 20% were due in one to five years, and 30 % were due after five years. As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank. Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

	March 31, 2012
	Maturing
	Within One	One to Five	After Five
	Year	Years	Years	Total
	(unaudited, in thousands)

Commercial	$22,065	$12,611	$114	$34,790
Commercial real estate	708	7,912	37,949	46,569
Residential real estate loans	—	—	6,104	6,104
Real estate-construction	5,203	—	—	5,203
Home equity lines of credit	—	—	8,507	8,507
Other loans	3,292	34	63	3,389
Total	$31,268	$20,557	$52,737	$104,562

Loans with pre-determined interest rates	$1,533	$4,763	$3,326	$9,622
Loans with floating or adjustable rates	29,735	15,794	49,411	94,940
Total	$31,268	$20,557	$52,737	$104,562

Of the gross loans outstanding as of March 31, 2012, approximately 91% had adjustable interest rates. Of these, 54% have interest rates tied to the prime rate and are subject to changes in the rate index immediately when the prime rate is changed. The remaining adjustable rate loans are tied to other indices and subject to periodic adjustment prior to the contract maturity.

Commercial Loans

The Bank offers a variety of commercial loans, including secured and unsecured, term loans and revolving lines of credit, equipment loans and accounts receivable loans. As of March 31, 2012, approximately 92% of commercial loans had adjustable interest rates. Although the Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and ability to service the debt, we also rely on the liquidation of the underlying collateral as a secondary payment source, where applicable. Should the borrower default and the Bank foreclose on the assets held as collateral, we may not be able to recover the full amount of the loan.

Residential Real Estate Loans

In contrast with typical commercial loans, residential real estate loans are generally comprised of smaller loans which have more homogeneous characteristics.  The Bank’s portfolio includes 1-4 family real estate loans that typically have 30-year maturities, with a fixed rate of interest for the first five year and an adjustable interest rate thereafter, based on a designated index.

Commercial Real Estate/Real Estate - Construction Loans

The Bank’s real estate loans are secured primarily by commercial properties, with a significant percentage in multi-family complexes.  Approximately 83% of real estate loans have interest rates that are adjustable during the term of the loan. Approximately 73% of the real estate loans have a remaining maturity between five and ten years. As of March 31, 2012, the average original loan to value ratio was approximately 52%, with no individual loan to value ratio exceeding 79%. The weighted average debt service coverage ratio (DSCR) was 2.09. (DSCR is derived as cash available for debt servicing to principal and interest payments.)

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

Home Equity Lines of Credit Loans

A home equity line of credit has an adjustable interest rate and provides the borrower with a line of credit based on the appraised value of the borrower’s property at the time of origination. There were no individual home equity line of credit loans with loan to value ratios exceeding 79% as of March 31, 2012.

Other Loans

The Bank offers other types of loans, which are primarily overdrafts and consumer loans.

Loans Held for Sale

The following table provides the activity for loans held for sale for the periods indicated.

	March 31, 2012	December 31, 2011
	(unaudited)
	(in thousands)

Originated by the bank (at Fair Value)	$37,353	$22,029
Purchased from other financial institutions:
Carried at Fair Value	13,386	29,422
Total loans held for sale at fair value	50,739	51,451
Purchased from other financial institutions:
Carried at Cost	913	914
	$51,652	$52,365

The Bank records all of its loans originated for sale at fair value.  Also, all loans that are both purchased and hedged are carried at fair value. Purchased loans that are carried at fair value are hedged for purposes of managing interest rate risk. To this end, the Bank had forward sale contracts to sell all of its purchased loans carried at fair value as of March 31, 2012 to BOMC, who in turn, had forward sale contracts to sell these loans to external counterparties.

Loans originated by the Bank and held for sale typically are sold within 30 days after origination and are carried at fair value.

Mortgage Servicing Rights

We recognize MSRs as assets when we retain the obligation to service single family residential loans upon sale. MSRs are subject to declines in value principally from actual or expected prepayment of the underlying loans and defaults.

The following table summarizes activity in MSRs for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
	(unaudited, in thousands)

Balance at the beginning of the period	$38	$—
Additions resulting from:
Loans sold with servicing retained	1,101	—
Changes in fair value due to:
Time and payoffs	(31)	—
Changes in assumptions	—	—
Balance at the end of the period	$1,108	$—

Unpaid principal balance of loans serviced for others at March 31, 2012	$87,835	$—

The fair value of MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

The fair value of MSRs and significant inputs to the valuation model as of March 31, 2012 and December 31, 2011 are shown in the table below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses an internal model to estimate future residential loan prepayments.

	March 31, 2012	December 31, 2011
	(unaudited)
Mortgage servicing rights as a % of associated mortgage loans	1.26%	—
Discount rate	8.00%	—
Total prepayment speeds	8.10%	—
Expected weighted average life (years)	8.35	—
Weighted average servicing fee	0.25%	—

The following table reflects the sensitivity test performed by the Company to evaluate the estimated impact of potential changes in economic factors on the fair value of its MSRs. The Company has identified two key criteria to test: 1) changes in the discount rate due to potential changes in market yield assumptions, and 2) changes in prepayment speeds as a result of potential changes in interest rates .  Test results related to prepayment speeds were predicated on one-percent movements in U.S. Treasury 10-year yields which, in turn, were assumed to result in a 0.50% change in interest rates for new loans. The prepayment incentive or disincentive arising from a plus or minus 0.50% change in rates for new loans was the key factor in deriving projected prepayment speeds for the remaining life of the underlying loans.

The results of this test are estimates based on hypothetical scenarios, whereby each criterion is modeled in isolation.  In reality, changes in one factor might result in changes in several other factors, some of which may not have been included in this analysis. As a result, actual future changes in MSR values may differ significantly from those displayed below.

MSR SENSITIVITY ANALYSIS

	March 31, 2012
	Change In Prepayment Speed Due to a 1% Change in Interest Rates		1.00% Change in Discount Rate
Sensitivity test criteria	- 1.00%	+ 1.00%	- 1.00%	+ 1.00%

Resulting values	$920	$1,154	$1,161	$1,060
Increase/(Decrease) in value from book value @ 3-31-12	$(188)	$46	$53	$(48)
Increase/(Decrease) in value from book value @ 3-31-12	-16.9%	4.1%	4.8%	-4.3%

Off-Balance Sheet Credit Commitments and Contingent Obligations

We enter into and may issue financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of our customers. In both 2012 and 2011, these instruments had been limited to undisbursed commitments to extend credit to both businesses and individuals. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.  Since all of these commitments were associated with loans, they were subject to the same credit underwriting policies and practices as those used for the loans reflected in the financial statements. When deemed advisable, the Bank secured an interest in collateral to support such commitments.

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

The following table summarizes off balance sheet commitments and contingent obligations for the periods indicated:

	As of or for the Three Months ended March 31,
	2012	2011
	(unaudited, in thousands)

Commitments to extend credit	$35,729	$25,256
Standby letters of credit	585	88
Total commitments	$36,314	$25,344

As of March 31, 2012, the Bank also had off-balance sheet risk in the form of rate lock commitments and commitments to purchase loans from other institutions at specific prices in the notional amount of $92.5 million and forward sale commitments recorded at fair value in the notional amount of $87.7 million.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned (“OREO”). Non-performing loans are (i) loans which have been placed on non-accrual status; (ii) loans which are contractually past due 90 days or more with respect to principal or interest, have not been restructured or placed on non-accrual status, and are accruing interest; and (iii)  TDRs. Such loans are also considered impaired as it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  OREO is comprised of real estate acquired in satisfaction of a loan either through foreclosure or deed in lieu of foreclosure.

The Company’s non-performing assets as of March 31, 2012 and December 31, 2011 consisted only of non-performing loans as the Company held no OREO as of March 31, 2012 or December 31, 2011. The table below reflects the Company’s non-performing loans as of March 31, 2012 and December 31, 2011. These loans are also considered impaired and have been placed on non-accrual status.

	March 31, 2012	December 31, 2011
	(unaudited)
	(in thousands)
Commercial and industrial	$1,612	$1,821
Personal	—	92
Total	$1,612	$1,913

Troubled Debt Restructurings

As of March 31, 2012, the Company had one TDR for which the required payment period was extended by six months. As of December 31, 2011, the Company had three TDRs for which the required payment period was extended by six months to one year and their interest rates were increased by 1.5% to 2.0%. All TDRs were current in principal and interest payments due as of March 31, 2012 and December 31, 2011.  In the current quarter, the Company charged off one TDR even though it was current at the time of charge-off because the probability of full repayment was doubtful.

Troubled Debt Restructurings

	As of and for the Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification		Lost
	Number of	Outstanding Recorded	Outstanding Recorded	Forgiven	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited, in thousands)
Commercial and industrial	1	$82	$82	$—	$—
Consumer	—	—	—	—	—
Total	1	$82	$82	$—	$—

	As of and for the Year Ended December 31, 2012
		Pre-Modification	Post-Modification		Lost
	Number of	Outstanding Recorded	Outstanding Recorded	Forgiven	Interest
	Contracts	Investment	Investment	Principal	Income
	(in thousands)
Commercial and industrial	2	$121	$121	$—	$—
Consumer	1	92	92	—	—
Total	3	$213	$213	$—	$—

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

The following table presents the reconciliation of the activity in the allowance for loan losses by portfolio segment as well as the allocation of the allowance by portfolio segment and the balances of loans by portfolio segment for the periods presented:

				Residential	Home equity
		Commercial	Construction	1 - 4 family	lines of
March 31, 2012:	Commercial	real estate	real estate	real estate	credit	Other	Total
	(unaudited, in thousands)
Allowance for loan losses:
Beginning balance as of 12/31/11	$990	$740	$55	$—	$134	$51	$1,970
Charge-offs	—	—	—	—	—	(72)	(72)
Recoveries	6	—	—	—	—	1	7
Provision	331	41	15	—	35	62	484
Ending balance as of 3/31/12	$1,327	$781	$70	$—	$169	$42	$2,389

Allowance as of 3/31/12 allocated to:
Individually evaluated for impairment	$669	$—	$—	$—	$—	$—	$669
Collectively evaluated for impairment	658	781	70	—	169	42	1,720
Ending balance	$1,327	$781	$70	$—	$169	$42	$2,389

Loans as of 3/31/12:
Individually evaluated for impairment	$1,612	$—	$—	$—	$—	$—	$1,612
Collectively evaluated for impairment	33,178	46,569	6,104	5,203	8,507	3,389	102,950
Ending balance	$34,790	$46,569	$6,104	$5,203	$8,507	$3,389	$104,562

				Residential	Home equity
		Commercial	Construction	1 - 4 family	lines of
December 31, 2011:	Commercial	real estate	real estate	real estate	credit	Other	Total
	(in thousands)
Allowance for loan losses:
Beginning balance as of 12/31/10	$553	$1,059	$131	$—	$108	$26	$1,877
Charge-offs	—	—	—	—	—	(2)	(2)
Recoveries	14	—	—	—	—	1	15
Provision	423	(319)	(76)	—	26	26	80
Ending balance as of 12/31/11	$990	$740	$55	$—	$134	$51	$1,970

Balances as of 12/31/11 allocated to:
Individually evaluated for impairment	$464	$—	$—	$—	$—	$21	$485
Collectively evaluated for impairment	526	740	55	—	134	30	1,485
Ending balance	$990	$740	$55	$—	$134	$51	$1,970

Loans as of December 31, 2011:
Individually evaluated for impairment	$1,821	$—	$—	$—	$—	$92	$1,913
Collectively evaluated for impairment	34,660	45,504	4,059	5,644	10,006	3,609	103,482
Ending balance	$36,481	$45,504	$4,059	$5,644	$10,006	$3,701	$105,395

				Residential	Home equity
		Commercial	Construction	1 - 4 family	lines of
March 31, 2011:	Commercial	real estate	real estate	real estate	credit	Other	Total
	(unaudited, in thousands)
Allowance for loan losses:
Beginning balance as of 12/31/10	$553	$1,059	$131	$—	$108	$26	$1,877
Charge-offs	—	—	—	—	—	—	—
Recoveries	5	—	—	—	—	—	5
Provision	238	(143)	(90)	—	(11)	6	—
Ending balance as of 3/31/11	$796	$916	$41	$—	$97	$32	$1,882

Balances as of 3/31/11 allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	796	916	41	—	97	32	1,882
Ending balance	$796	$916	$41	$—	$97	$32	$1,882

Loans as of 3/31/11:
Individually evaluated for impairment	$—	$—	$—	$—		$—	$—
Collectively evaluated for impairment	25,667	41,094	2,748	3,326	4,947	3,124	80,906
Ending balance	$25,667	$41,094	$2,748	$3,326	$4,947	$3,124	$80,906

The following table summarizes changes in our allowance for loan losses by type of loan for the periods indicated:

	March 31, 2012		December 31, 2011
	Allowance	% of Total Loans	Allowance	% of Total Loans
	(unaudited)
	(dollars in thousands)

Commercial loans	$1,327	33.3%	$990	34.6%
Commercial real estate	781	44.5%	740	43.2%
Residential real estate	—	5.8%	—	5.4%
Real estate - construction	70	5.0%	55	3.8%
Home equity lines of credit	169	8.1%	134	9.5%
Other loans	42	3.3%	51	3.5%
Total Loans	$2,389	100.0%	$1,970	100.0%

Deposits and Borrowed Funds

Deposits are the Bank’s primary source of funds. The following table sets forth the amount of deposits outstanding by category at March 31, 2012 and December 31, 2011, and the net changes between the two periods.

	March 31,	December 31,	Variance
	2012	2011	Dollars	Percent
	(unaudited)
	(in thousands)

Deposit Classifications:
Non-interest bearing deposits	$63,128	$51,736	$11,392	22.0%
Interest bearing demand	4,151	4,599	(448)	-9.7%
Savings and money market	58,897	36,545	22,352	61.2%
Certificate of deposit $100,000 and over	36,682	37,387	(705)	-1.9%
Certificate of deposit less than $100,000	22,581	39,433	(16,852)	-42.7%
Total deposits	$185,439	$169,700	$15,739	9.3%

As of March 31, 2012, 34% of the Company’s deposits were non-interest-bearing demand deposits, an increase from 30% as of December 31, 2011. Savings and money market accounts represented 32% of the Company’s deposits as of March 31, 2012, an increase from 22% as of December 31, 2011. The increases in short term deposits are the result of management’s efforts to increase these types of funds.

Most funds have been placed with the Bank by local depositors at competitive rates within the Bank’s marketing area. However, the Bank also accepts wholesale deposits from deposit brokers and other financial institutions. While the goal of the Bank is to fund credit commitments using local funding sources, it is anticipated that the Bank will continue to utilize all sources of deposits in the near future.

As of March 31, 2012, certificates of deposit comprised 32% of the Company’s total deposits, of which 62% had balances of $100,000 or more and 48% had maturities of three months or less.

Maturity at March 31, 2012	(unaudited, in thousands)
Three months or less	$28,297
Over three and through twelve months	21,302
Over twelve months	9,664
Total	$59,263

Approximately 37% of the Company’s time deposits were generated organically, most of which mature in 2012. The following table reflects the remaining scheduled maturities of the Company’s time deposits by calendar year and source as of March 31, 2012:

	Time Deposit Maturities by Funding Source As Of March 31, 2012
	Organic (a)	Listed (b)	Broker(c)	CDARS (d)	Total
	(unaudited, in thousands)
2012	$15,815	$5,812	$20,000	$2,741	$44,368
2013	5,831	2,690	—	—	8,521
2014	66	499	—	—	565
2015	447	484	—	—	931
2016		4,478			4,478
2017	—	400	—	—	400
Total	$22,159	$14,363	$20,000	$2,741	$59,263

(a) Organic deposits are deposits held by the Company’s commercial and retail banking customers.

(b) Listed deposits are deposits held by other financial institutions.

(c) Broker deposits are certificates of deposit purchased from a broker acting as an agent for depositors.

(d) CDARS are deposits sourced through Certificate of Deposit Account Registry Service.

The Bank has a $44.3 million borrowing capacity with the FHLB at March 31, 2012, which is collateralized by loans with principal balances of $72.5 million and securities with a fair value of $6.8 million as determined by the FHLB. Advances outstanding at both March 31, 2012 and December 31, 2011 totaled $4.5 million. The advances mature on June 27, 2013, with interest payable semi-annually at 4.38%.

In 2011, the Company entered into a Credit Agreement, and amended in 2012, with Carpenter Fund Management Company and its lenders as described in Note 7.

The Bank also has a $1.1 million mortgage on a future branch location at March 31, 2012 with interest-only payments at 5%, due in full on April 5, 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of March 31, 2012, the Company and the Bank exceeded all applicable capital adequacy requirements to be considered “well capitalized” under generally applicable regulatory guidelines.

Under the Federal Reserve Board’s guidelines, Bancorp is a “small bank holding company” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis required to be considered “well capitalized” under generally applicable regulatory guidelines as of March 31, 2012.

The following table sets forth the regulatory capital ratios for the Bank and Company as of March 31, 2012:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Company
Total Capital (risk-weighted assets)	$17,701	10.50%	$13,489	8%	$16,862	10%
Tier 1 Capital (risk-weighted assets)	$15,587	9.24%	$6,745	4%	$10,117	6%
Tier 1 Capital (average assets)	$15,587	6.97%	$8,940	4%	$11,175	5%

Bank
Total Capital (risk-weighted assets)	$18,146	13.03%	$11,141	8%	$13,927	10%
Tier 1 Capital (risk-weighted assets)	$16,394	11.77%	$5,571	4%	$8,356	6%
Tier 1 Capital (average assets)	$16,394	7.46%	$8,793	4%	$10,991	5%

BOMC is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At March 31, 2012, BOMC had net capital of $950 thousand, which was $850 thousand in excess of its required net capital of $100,000.  BOMC’s net capital ratio was 1.10 to 1.

Liquidity and Liquidity Management

The adequacy of the Company’s liquidity is favorably reflected in its interest-bearing overnight deposit balances at a level that would cushion unexpected increases in loans or decreases in customer deposits. For the three months ended March 31, 2012 and March 31, 2012, we had average balances of $37.2 million and $28.8 million, respectively, in interest-bearing overnight deposit balances, representing 18% and 23%, respectively, of our average interest-earning assets.

As of March 31, 2012 and December 31, 2011, liquid assets(3) represented 22% and 14% of our total deposits, respectively. The 22% ratio at March 31, 2012 is deemed adequate for managing the Company’s liquidity. While liquidity has not been a major concern in the current quarter, management has established secondary sources of liquidity in addition to the previously noted borrowing capacity at the FHLB.

The Company maintains a line of credit totaling $3 million with a correspondent bank for obtaining overnight funds. To this same end, the Company is establishing an additional line of credit totaling $4.5 million with another correspondent bank. Both lines are subject to availability and have restrictions as to the number of days funds can be used each month.

The Bank monitors concentrations of funds which are provided by a single investor or from a single related source on a monthly basis to assist in its assessment of liquidity. As of March 31, 2012 there were five relationships representing approximately 24% of the Company’s total deposits, excluding brokered and CDARS deposits. Of these five relationships, one holds deposits in excess 10% of the Company’s total deposits, excluding brokered and CDARS deposits.

(3) Liquid assets include cash, federal funds sold, interest-bearing deposits in other financial institutions, and available-for-sale investment securities that have not been pledged as collateral.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting in first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 1A. — Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2011, except as described below. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2011, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described below and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Our income is subject to significant volatility due to potential changes in the fair value of our MSRs.

The Company measures its MSRs at fair value. This election was made to facilitate the potential future implementation of a risk mitigation strategy to hedge against potential adverse changes in the fair value of the Company’s MSRs due future changes in interest rates and other market factors.

Management periodically evaluates the need to employ risk management strategies designed to mitigate potential adverse changes in the value of our MSRs. Hedging strategies may involve securities as well as derivatives such as interest-rate swaps, options, and various forms of forward contracts. As interest rates change, these financial instruments would be expected to have changes in fair value inversely correlated to the change in the fair value of the hedged MSRs.

Our hedging activities may not be effective in mitigating adverse changes in the fair value of our MSRs which, in turn, could have a material adverse impact on net income.

The Company has not implemented hedging strategies for its MSRs at this time. Unexpected changes in market conditions prior to the implementation of a hedging strategy could have a significant adverse impact on the Company’s earnings.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

Not Applicable.

Item 4 —Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit Number	Index to Exhibits

10.1

First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 18, 2012, among Carpenter Fund Manager GP, LLC, Manhattan Bancorp, Bank of Manhattan, N.A., CGB Holdings, Inc. and Professional Business Bank, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 20, 2012.

10.2

Second Amendment to Credit Agreement, dated as of January 18, 2012, among Manhattan Bancorp, the lenders party thereto and Carpenter Fund Management Company, LLC, as administrative agent for the Lenders, incorporated by reference to Form 8- K filed with the Securities and Exchange Commission on January 20, 2012.

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

MANHATTAN BANCORP

Date:	May 15, 2012	/s/ Terry L. Robinson
Terry L. Robinson
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2012	/s/ Brian E. Côté
Brian E. Côté
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)