Form 10-Q
period 2012-06-30
Manhattan Bancorp
filed 2012-10-16
CIK 1387632

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 12,193,100 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	6/30/2012	12/31/2011
	(Unaudited)
Assets
Cash and due from banks	$13,541	$6,779
Federal funds sold/interest bearing demand funds	20,751	38,756
Total cash and cash equivalents	34,292	45,535
Time deposits - other financial institutions	2,103	3,952
Investment securities - available for sale, at fair value	9,664	9,460
Loans held for sale, at fair value	70,577	—
Loans held for sale, at lower of cost or fair value	327	—
Loans held for investment	288,138	168,736
Allowance for loan losses	(2,085)	(2,355)
Net loans held for investment	286,053	166,381
Total loans, net	356,957	166,381
Premises and equipment, net	9,583	4,201
Federal Home Loan Bank and Federal Reserve stock	3,760	1,986
Goodwill	7,396	—
Core deposit intangible	2,845	1,863
Other real estate owned	3,581	3,581
Investment in limited partnership fund	5,302	—
Mortgage servicing rights	2,167	—
Accrued interest receivable	791	675
Other receivables	10,493	—
Other assets	6,923	1,750

Total assets	455,857	239,384

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	125,636	70,188
Interest bearing:
Demand	15,703	10,480
Savings and money market	111,506	62,678
Certificates of deposit equal to or greater than $100,000	72,158	25,949
Certificates of deposit less than $100,000	46,199	31,857
Total deposits	371,202	201,152
FHLB advances and other borrowings	26,016	—
Accrued interest payable and other liabilities	6,384	3,044
Total liabilities	403,602	204,196

Stockholders’ equity
Serial preferred stock - no par value; 10,000,000 shares authorized; issued and outstanding: none in 2012 and 2011	—	—
Common stock - no par value; 30,000,000 authorized; issued and outstanding: 12,193,100 in 2012 and 358 in 2011	—	—
Additional paid in capital	59,592	36,006
Accumulated other comprehensive income	13	483
Accumulated defecit	(7,354)	(3,992)
Total stockholders’ equity	52,251	32,497
Non-controlling interest	4	2,691
Total equity	52,255	35,188

Total liabilities and stockholders’ equity	$455,857	$239,384

The accompanying notes are an integral part of these financial statements

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Interest income
Interest and fees on loans	$3,283	$5,290	$5,790	$8,494
Interest on investment securities	61	83	134	169
Interest on federal funds sold	23	33	43	65
Interest on time deposits-other financial institutions	4	32	12	80
Total interest income	3,371	5,438	5,979	8,808

Interest expense
NOW, money market and savings	69	46	111	93
Time deposits	104	185	186	400
FHLB advances and other borrowed funds	38	—	38	—
Total interest expense	211	231	335	493

Net interest income	3,160	5,207	5,644	8,315

Provision for allowance for loan losses	682	257	267	861

Net interest income after provision for loan losses	2,478	4,950	5,377	7,454

Non-interest income
Whole loan sales and warehouse lending fees	283	—	283	—
Advisory income	163	—	163	—
Trading income	674	—	674	—
Mortgage banking, including gain on sale on loans held for sale	977	—	977	—
Earnings on MIMS-1 limited partnership fund	46	—	46	—
Other bank fees and income	205	250	359	639
Rental income	92	—	187	—
Gain on recovery of acquired loans	170	433	305	804
Gain on sale of securities	—	—	528	—
Total non-interest income	2,610	683	3,522	1,443

Non-interest expenses
Compensation and benefits	4,356	2,021	6,643	3,888
Occupancy and equipment	511	316	810	744
Technology and communication	530	241	771	520
Professional fees	1,249	768	1,975	1,349
FDIC insurance and regulatory assessments	88	126	148	188
Amortization of intangibles	97	235	175	318
Other non-interest expenses	(346)	958	322	1,414
Total non-interest expenses	6,485	4,665	10,844	8,421

Income (loss) before income taxes	(1,397)	968	(1,945)	476

Provision for income taxes	13	27	13	(27)

Net income (loss)	(1,410)	941	(1,958)	503
Less: Net income (loss) attributable to the non-controlling interest	4	32	4	39
Net income (loss) attributable to common stockholders of Manhattan Bancorp	$(1,414)	$909	$(1,962)	$464

Weighted average number of shares outstanding (basic and diluted)	9,482,371	8,176,244	8,820,920	8,176,244

Basic and diluted earnings (loss) per share	$(0.15)	$0.11	$(0.22)	$0.06

The accompanying notes are an integral part of these financial statements

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(1,414)	$909	$(1,962)	$464
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during periods	(13)	96	(813)	161
Less: reclassification adjustment for gains included in net loss	—	—	528	—
Other comprehensive income (loss):	(13)	96	(285)	161
Comprehensive income (loss)	$(1,427)	$1,005	$(2,247)	$625

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Changes in Total Equity

For the Six Months Ended June 30, 2012

(Unaudited, dollars in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2011	358	$—	$36,006	$(3,992)	$483	$2,691	$35,188
Merger of entities under common control on May 31, 2012	(358)	—	3,733	(1,400)	(185)	(2,691)	(543)
Issuance of common stock to accounting acquirer in business combination	8,195,469	—	—	—	—	—	—
Transfer of legal acquirer’s common stock in business combination	3,997,631	—	19,823	—	—	—	19,823
Share-based compensation expense	—	—	30	—	—	—	30
Unrealized gain on investment securities, net of reclassification of realized gains of $528	—	—	—	—	(285)	—	(285)
Net loss	—	—	—	(1,962)	—	4	(1,958)
Balance at June 30, 2012	12,193,100	$—	$59,592	$(7,354)	$13	$4	$52,255

The accompanying notes are an integral part of these financial statements

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the Six Months Ended,
	June 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$(1,958)	$503
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Proceeds from sales and principal reductions of mortgage loans held for sale	74,581	—
Originations and purchases of mortgage loans held for sale	(68,205)	—
Net gains on sales of loans held for sale	(1,151)	—
Net mark to market on mortgage loans held for sale	262	—
Net increase in mortgage servicing asset	(291)	—
Provision for loan losses	267	861
Net amortization of premium on securities	(260)	(105)
Net gains on sales of securities available for sale	(528)	—
Earnings on limited partnership fund	(46)	—
Depreciation and amortization	254	233
Amortization of core deposit intangibles	175	318
Stock-based compensation expense	30	42
Net (increase) decrease in other assets	(1,929)	(1,721)
Net increase (decrease) in other liabilities	(1,709)	1,805
Net cash (used in) provided by operating activities	(508)	1,936

Cash flows from investing activities
Net (increase) decrease in loans held for investment	(19,968)	32,680
Decrease in time deposits - other financial institutions	1,849	6,388
Proceeds from principal payments and maturities of investment securities	3,795	3,240
Proceeds from the sale of investment securities	5,028	—
Proceeds from sale of other real estate owned	—	1,605
Investment in limited partnership fund	(2,500)	—
Redemption of Federal Reserve and Federal Home Loan Bank stock	(242)	186
Purchase of premises and equipment	(103)	(67)
Transactions with affiliates	(543)	(3,606)
Net cash acquired in business combination (see Note 2)	21,550	—
Net cash provided by investing activities	8,866	40,426

Cash flows from financing activities
Net (decrease) increase in deposits	(29,584)	(55,917)
Net increase (decrease) in borrowings	9,983	(12,000)
Net cash used in financing activities	(19,601)	(67,917)

Net decrease in cash and cash equivalents	(11,243)	(25,555)

Cash and cash equivalents at beginning of period	45,535	74,178
Cash and cash equivalents at end of period	$34,292	$48,623

Supplementary information:
Interest paid	$257	$544
Income taxes paid	$—	$735

The accompanying notes are an integral part of these financial statements

Manhattan Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Manhattan Bancorp (the “Bancorp”) is a bank holding company organized under the laws of the state of California. Its principal subsidiary, Bank of Manhattan, N.A. (the “Bank”), is a national banking association headquartered in the South Bay area of Southern California that offers relationship banking services and residential mortgages to entrepreneurs, family-owned and closely-held middle market businesses, real estate investors and professional service firms. Deposits with the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable limits of the law. The Bank is a member bank of the Federal Reserve System. Through its wholly-owned subsidiary, MBFS Holdings, Inc. (“MBFS”), Manhattan Bancorp also indirectly owns a 70% interest in Manhattan Capital Markets LLC (“MCM”), which, either directly or through its wholly-owned subsidiaries, generates revenues primarily from trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of bond portfolios of other institutions.

On May 31, 2012, the Bancorp completed its acquisition of Professional Business Bank (“PBB”) through a merger of PBB with and into the Bank, with the Bank as the surviving institution (the “Merger”).  Immediately prior to the Merger, PBB completed a transaction in which its holding company, CGB Holdings, Inc. (“CGB Holdings”), was merged into PBB and accounted for using the historical balances as entities under common control.

In the Merger, Bancorp issued an aggregate of 8,195,469 shares of its common stock to the shareholders of PBB, representing a ratio of 1.7991 shares of Bancorp common stock for each share of PBB common stock outstanding at the effective time of the Merger.  The Bancorp shares issued to the PBB shareholders in the Merger constituted approximately 67.2% of the Bancorp’s common stock after giving effect to the Merger.

Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  Accordingly, the Merger was accounted for as a reverse acquisition whereby PBB was treated as the acquirer for accounting and financial reporting purposes.  Prior to the Merger the statements of operations and the balance sheet reflect that of PBB.  The assets and liabilities of Manhattan Bancorp were reported at fair value in a transaction that constituted a business combination subject to the acquisition method of accounting as detailed in Accounting Standards Codification (“ASC”) 805, Business Combinations.  See Note 2 for additional information on the Merger.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiaries, the Bank and MBFS Holdings, collectively referred to as the “Company.” All material intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to U.S. GAAP. In the opinion of Management, all adjustments considered necessary for a fair presentation of results for the interim periods presented have been included. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s 2011 Annual Report on Form 10-K and the Company’s Registration Statement on Form S-4/A dated April 30, 2012. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

Reclassifications

Certain amounts in prior presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported shareholders’ equity, net income (loss) or earnings (loss) per share amounts.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impaired investments and loans (including troubled debt restructurings), intangibles and goodwill related to the Merger, gains from mortgage banking activities, and the valuation of deferred tax assets.

Recent Accounting Pronouncements

The following accounting pronouncements applicable to the Company were recently issued or became effective during the six months ended June 30, 2012:

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

In July of 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a significant impact on the Company’s financial position.

Investment Securities

Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

Investments not classified as held-to-maturity securities are classified as available-for-sale securities. Under the available-for-sale classification, securities can be sold in response to a variety of situations, including but not limited to changes in interest rates, fluctuations in deposit levels or loan demand, liquidity requirements, or the need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income (loss) and reported as an amount net of taxes as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method.

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

Originated loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs, net of deferred loan fees or costs, unearned discounts, and net of allowance for loan losses or specific valuation accounts. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Interest on loans is accrued daily and recognized over the terms of the loans and is calculated using the simple-interest method based on principal amounts outstanding.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Generally, the accrual of interest on loans is discontinued when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectable. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal for a period of at least six months and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

The Company’s loan portfolio consists primarily of the following loan types:

•                  Commercial and industrial loans: Commercial and industrial loans are loans for commercial, corporate and business purposes, including issuing letters of credit. The Company’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other business assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business.

•                  Commercial real estate loans: Commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes. Although terms vary, commercial real estate loans generally have amortizations of 15 to 25 years, as well as balloon payments of two to five years, and terms which provide that the interest rates thereon may be adjusted annually at the Company’s discretion, based on a designated index.

•                  Residential multifamily real estate: Residential multifamily loans generally involve a greater degree of credit risk than residential real estate loans due to the reliance on the successful operation of the project. This loan type is particularly sensitive to adverse economic conditions.

•                  Residential real estate loans: Residential real estate loans are generally smaller in size and are homogenous because they exhibit similar characteristics.

•                  Real estate construction: Construction loans consist of vacant land and property that is in the process of improvement. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction real estate loans generally have terms of one year to 18 months during the construction period and interest rates based on a designated index.

•                  Home equity lines of credit: Home equity lines are secured by a 1st or 2nd Trust Deed on a single family residence. The risk involved in home equity lines of credit is dependent on the value of the underlying collateral and the existence of other liens on the property.

•                  Other: Other loans consist of consumer loans that generally have higher interest rates than mortgage loans. The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral. Other loans consist of education loans, vehicle loans and other secured and unsecured loans that have been made for a variety of consumer purposes.

Acquired Loans

Acquired loans from the Merger are recorded at fair value at the date of acquisition and include both nonperforming loans with evidence of credit deterioration since their origination date and performing loans with no such credit deterioration. The Company is accounting for a significant majority of the loans, including loans with evidence of credit deterioration acquired in the Merger in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly known as Statement of Position (“SOP”) 03-3. In accordance with ASC 310-30, the Company has pooled performing loans at the date of purchase. The loans were aggregated into pools based on the common risk characteristics.

The difference between the undiscounted cash flows expected to be collected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment, loss accrual or valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. If the Company does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost recovery method or cash basis method of income recognition. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

The excess of cash flows expected to be collected over the initial fair value of acquired loans is referred to as accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. The accretable yield will change due to:

•                  Estimate of the remaining life of acquired loans which may change the amount of future interest income

•                  Estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference)

•                  Indices for acquired loans with variable rates of interest

•                  Improvement in the amount of expected cash flows

Acquired loans not accounted for under ASC 310-30 are subject to the provisions of ASC 310-20.  The cash flows associated with these loans determine the amount of the purchase discount that is to be accreted over the life of the loan using the effective interest method.  Management periodically reassesses the net realizable value and in the event that credit losses inherent in the portfolio are higher than expectations, records an allowance for loan losses to the extent that the carrying value exceeds the amounts expected to be collected.

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

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories are pass, special mention, substandard, doubtful and loss.  The relevant risk characteristics of these risk categories are more fully described in Note 4.  Loss estimates are reviewed periodically and, as adjustments become necessary, they are recorded in the results of operations in the periods in which they become known. The allowance is increased by provisions for loan losses which, in turn, are charged to expense. The balance of a loan deemed uncollectible is charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific and general components, also referred to as individually evaluated and collectively evaluated, respectively, for impairment in the accompanying disclosures. The specific component relates to individual loans that are classified as impaired on a case-by-case basis. The general component of the Company’s allowance for loan losses, which covers potential losses for all non-impaired loans, typically is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company with consideration also given to peer bank loss experience. This historic loss experience is supplemented with the consideration of how current factors might impact each portfolio segment. These factors and trends include the current levels of: delinquencies and impaired loans; charge-offs and recoveries; changes in underwriting standards; changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit and geographic concentrations.

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

Commercial and commercial real estate loans classified as substandard or doubtful are individually evaluated for impairment. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans may be collectively evaluated for impairment. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Mortgage Servicing Rights

The Company measures its mortgage servicing rights (“MSRs”) at fair value. This election was made to facilitate the potential future implementation of a risk mitigation strategy to hedge against potential adverse changes in the fair value of its MSRs which may arise from future changes in interest rates and other market factors. The Company has not implemented hedging strategies for its MSRs at this time.

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

Goodwill

Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Any excess of the purchase price over the estimated fair value is recorded as goodwill.  Goodwill is not amortized for book purposes, although it is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the Company must proceed with step two.  In step two the implied fair value of goodwill, defined as the excess of fair value of the reporting unit over the fair values of the assets and liabilities of the reporting unit as they would be determined in an acquisition, is estimated.  If the carrying amount of the goodwill is more than its implied fair value, it is impaired and an impairment charge must be recognized. The test for potential impairment of goodwill must be conducted at least annually, which the Company will conduct such test as of September 30 of each year.

Core Deposit Intangible

The Company has a premium on acquired deposits which represents the intangible value of deposit relationships resulting from deposit liabilities assumed in the Merger.  Core deposit intangible assets are amortized over five to seven years.  The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.  If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.  The balance of core deposit intangibles, net of accumulated amortization at June 30, 2012 and December 31, 2011 is $2.8 million and $1.9 million, respectively.  Amortization expense for the six months ended June 30, 2012 and 2011 totaled $175 thousand and $318 thousand, respectively.  Amortization expense for the three months ended June 30, 2012 and 2011 totaled $97 thousand and $83 thousand, respectively. Amortization of core deposit intangibles, totaling approximately $542 thousand per year, is expected to continue until fully amortized in 2017.

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

The Company is required to establish a valuation reserve to cover the potential loss of these benefits, primarily due to its net loss since inception. Therefore, a valuation allowance was recorded for the entire amount of the Company’s deferred tax asset at June 30, 2012 and December 31, 2011.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions. Changes in assumptions or in market conditions could significantly affect these estimates.

Note 2.  BUSINESS COMBINATION

On May 31, 2012, the Bancorp completed its acquisition of PBB through a merger of PBB with and into the Bank, with the Bank as the surviving institution.  Immediately prior to the Merger, PBB completed a transaction in which its holding company, CGB Holdings, was merged into PBB and accounted for using the historical balances as entities under common control.  In the Merger, the Bancorp issued an aggregate of 8,195,469 shares of its common stock to the shareholders of PBB, representing a ratio of 1.7991 shares of Bancorp common stock for each share of PBB common stock outstanding at the effective time of the Merger.  The Bancorp shares issued to the PBB shareholders in the Merger constituted approximately 67.2% of the Bancorp’s outstanding common stock after giving effect to the Merger.

U.S. GAAP requires that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  Accordingly, the Merger was accounted for as a reverse acquisition whereby PBB was treated as the acquirer for accounting and financial reporting purposes. Therefore, the net assets and liabilities of PBB were carried forward in the Merger at the historical cost basis; whereas the assets, liabilities and noncontrolling interest of the Company were reported at fair value.

To determine the fair values at the date of the Merger, the Company engaged third party valuation specialists to assist in the process of valuing the loan portfolio, time deposits, real estate property and the Bancorp’s common stock.  Mortgage servicing assets, derivative instruments, loans held for sale, debt and lease arrangements were valued through internal models, all of which utilize a methodology based on discounted cash flows.  Personal property and equipment were valued at their depreciated balances, and the receivable from broker was valued at par as it represents the cash settlement of loans sold.  Goodwill of $7.4 million was recorded, which is equal to the excess of the consideration transferred over the fair value of identifiable net assets acquired in connection with the Merger.

Prior to the Merger the statement of operations reflect only the operations of PBB.  Following the Merger, the statements of operations reflect the operations of both PBB and the Company.  The number of shares issued and outstanding, additional paid-in capital and all references to share quantities of the Company in these notes have been retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Merger, while PBB’s historical equity is being carried forward.  Acquisition costs incurred during the six months ended June 30, 2012 totaled approximately $1.2 million attributable to the Merger and have been included in professional fees in the statements of operations in 2012.  Additionally, the Company incurred severance costs related to the Merger that totaled $1.4 million during the six months ended June 30, 2012.

The following table is an unaudited condensed balance sheet showing the preliminary fair values of the assets acquired and the liabilities assumed as of May 31, 2012, the date of the Merger; the fair values are preliminary as they are subject adjustment based upon the receipt of final appraisals and valuation reports (dollars in thousands):

Assets:
Cash and due from banks	$5,972
Federal funds sold/interest-bearing deposits in other financial institutions	15,578
Subtotal cash and cash equivalents	21,550
Investment securities available for sale	8,239
Loans held for sale	76,390
Loans held for investment	99,971
Premises and equipment	5,534
Investment in limited partnership	2,756
Core deposit intangible	1,156
Receivable from broker	6,729
Mortgage servicing rights	1,877
Mortgage banking derivatives	1,985
Other assets	6,956
Total assets	233,143

Liabilities:
Deposits	199,633
Borrowings	16,034
Other liabilities	5,049
Total liabilities	220,716

Net assets acquired	12,427
Total consideration transferred (Manhattan Bancorp common shares)	19,823
Resulting goodwill	$7,396

Included in the table above are loans with fair values totaling approximately $36.8 million which were not subjected to the requirements of ASC 310-30 but have instead been accounted for in accordance with ASC 310-20.  At the date of the Merger, the gross contractual amounts receivable for these loans totaled approximately $41.0 million with an estimated $40.0 million expected to be collected.

The fair value of the non-controlling interest in MCM was determined to be zero at the Merger date, based on the Company’s evaluation and conclusion thereon as to the fair value of the underlying assets and liabilities of MCM .

Goodwill recorded in the Merger resulted from the expected synergies of the combined operations of the newly merged entities as well as intangibles that do not qualify for separate recognition such as the acquired workforce. There is no tax deductible goodwill in the transaction.

The following supplementary pro forma information is provided in accordance with ASC 805:

	Revenue
	(Interest	Earnings
	Income)	(Loss)
	(unaudited, in thousands)
Acquired entity actual from acquisition to June 30, 2012	$793	$(1,183)
Supplemental pro forma combined for January 1, 2012 to June 30, 2012	$10,393	$(3,418)
Supplemental pro forma combined for January 1, 2011 to June 30, 2011	$12,033	$(5,874)

The pro forma information for 2012 was adjusted to exclude approximately $932 thousand of Merger-related transaction costs incurred in 2012; such costs were accordingly included in the 2011 pro forma information above.

Note 3.                                  INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of June 30, 2012, and December 31, 2011.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited, in thousands)
June 30, 2012
Available-for-sale securities:
U.S. government and agency securities:
Residential mortgage-backed securities	$8,157	$45	$(16)	$8,186
Private label mortgage-backed securities	1,476	2	—	1,478
Total available-for-sale securities	$9,633	$47	$(16)	$9,664

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011:
Available-for-sale securities:
U.S. government and agency securities:
Debentures	$1,517	$1	$—	$1,518
Residential mortgage-backed securities	1,941	42	—	1,983
Municipal Securities	5,492	467	—	5,959
Total available-for-sale securities	$8,950	$510	$—	$9,460

A decrease in unrealized gains and losses on available-for-sale securities of $13 thousand and $285 thousand were included in accumulated other comprehensive income for the three and six month periods ended June 30, 2012, respectively. During the six months ended June 30 2012, the Company sold $4.5 million in securities at a gain of $528 thousand.  There were no sales during 2011.

Securities with a fair value of $6.7 million and $7.2 million as determined by the Federal Home Loan Bank of San Francisco (“FHLB”) at June 30, 2012 and December 31, 2011, respectively, were pledged to secure borrowings from the FHLB. At June 30, 2012, two private label mortgage-backed securities (“MBS”) acquired in the Merger totaling $1.2 million were issued by one issuer.  At June 30, 2012, the Company’s private label MBS, comprised of five securities totaling $1.5 million, had a net unrealized gain of $2 thousand. Of these, two securities totaling $1.2 million were rated below investment grade and had an unrealized gain of $2 thousand.

In estimating other-than-temporary losses, management considers among other things (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Any intra-period decline in the market value of the Company’s investment securities during 2012 or 2011 was attributable to changes in market rates of interest rather than credit quality. Accordingly, as of June 30, 2012 and December 31, 2011, management believes that the gross unrealized losses detailed in the table above are temporary and no impairment loss should be realized in the Company’s consolidated statements of operations.

The following table reflects unrealized losses for securities that were in a continual loss position as of June 30, 2012:

June 30, 2012
	Less than 12 Months			12 months or longer			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
(unaudited, in thousands)
Securities available for sale:
U.S. government and agency securities:
Residential mortgage-backed securities	12	$6,597	$(16)	—	$—	$—	12	$6,597	$(16)

There were no securities in a continual loss position at December 31, 2011.

The amortized cost, estimated fair value, and yield of debt securities at June 30, 2012 are shown in the table below. The weighted average yields are based on the estimated effective yields at period end. The estimated effective yields are computed based on interest income at the coupon interest rate, adjusted for the amortization of premiums and accretion of discounts. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations.

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(unaudited, in thousands)
Due in One Year or Less	$1,464	$1,413	3.09%
Due from One Year to Five Years	4,553	4,554	2.76%
Due from Five Years to Ten Years	688	730	4.70%
Due after Ten Years	2,928	2,967	3.36%
	$9,633	$9,664	3.14%

Note 4.                                  LOANS HELD FOR INVESTMENT, ALLOWANCE AND CREDIT QUALITY

Loans held for investment are summarized as follows:

	June 30 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
	Outstanding	of Total	Outstanding	of Total
	(unaudited)
	(dollars in thousands)
Commercial	$96,423	33.5%	$46,474	27.5%
Commercial real estate	144,183	50.0%	98,934	58.6%
Residential multifamily real estate	23,021	8.0%	14,644	8.7%
Residential real estate	8,365	2.9%	709	0.4%
Real estate - construction	2,542	0.9%	35	0.1%
Home equity lines of credit	11,496	4.0%	5,554	3.3%
Other	2,108	0.7%	2,386	1.4%
Total loans, including net loan costs	288,138	100.0%	168,736	100.0%
Allowance for loan losses	(2,085)		(2,355)
Net loans	$286,053		$166,381

	June 30, 2012			December 31, 2011
	Performing	Nonperforming	Total	Performing	Nonperforming	Total

Acquired loans, subject to ASC 310-30	$143,247	$6,246	$149,493	$96,288	$1,384	$97,672
Acquired loans, subject to ASC 310-20	72,725	—	$72,725	21,694	—	$21,694
Originated loans	63,617	2,303	$65,920	46,922	2,448	$49,370
Total loans	$279,589	$8,549	$288,138	$164,904	$3,832	$168,736

At June 30, 2012 and December 31, 2011, loans with outstanding principal balances of $173.9 million and $57.5 million, respectively, were pledged to secure borrowings from the FHLB.

In connection with the Merger, acquired performing loans at May 31, 2012 include $36.8 million of loans at fair value that are accounted for under ASC 310-20.  On the date of the Merger, these loans had an outstanding balance of $38.3 million and a related discount of $1.5 million. Merger date information related to performing and nonperforming acquired loans accounted for under ASC 310-30 is as follows:

	Contractual Balance Outstanding	Estimated Contractual Payments	Accretable Yield	Non- Accretable Yield	Fair Value	Carrying Value
	(Dollars in thousands)

Performing loans	$65,038	$79,267	$(13,994)	$(3,043)	$62,230	$62,230

Non-performing loans	$1,971	$2,377	$(65)	$(1,422)	$890	$890

The estimated contractual payments in the tables above include the estimated impact of prepayments on the loans purchased. These same prepayments are also utilized in estimating the total expected cash flows to be collected.

The following table reflects changes in accretable yield and nonaccretable difference of acquired loans accounted for under ASC 310-30 (dollars in thousands) for the periods presented:

	For the Three Months Ended
	June 30, 2012		June 30, 2011
	(unaudited, in thousands)
	Accretable	Nonaccretable	Accretable	Nonaccretable
Balance at the beginning of the period	$29,126	$3,437	$27,939	$12,662
Interest income recognized in earnings	(1,847)	—	(2,582)	—
Additions(1)	14,058	4,465	—	—
Reclassification of nonaccretable to accretable due	—	—	2,542	(2,542)
Amounts transferred to accretable due to loan payoffs	57	(57)	675	(675)
Amounts not recognized due to chargeoffs on transfers	—	(14)	—	—
Balance at the end of period	$41,394	$7,831	$28,574	$9,445

	For the Six Months Ended
	June 30, 2012		June 30, 2011
	(unaudited, in thousands)
	Accretable	Nonaccretable	Accretable	Nonaccretable
Balance at the beginning of the period	$28,161	$6,050	$27,287	$19,200
Interest income recognized in earnings	(3,495)	—	(5,197)	—
Additions(1)	14,058	4,465	—	—
Transfer of CGB loans (2)	—	—	—	(3,216)
Reclassification of nonaccretable to accretable due	2,613	(2,613)	5,755	(5,755)
Amounts transferred to accretable due to loan payoffs	57	(57)	729	(729)
Amounts not recognized due to chargeoffs on transfers	—	(14)	—	(55)
Balance at the end of period	$41,394	$7,831	$28,574	$9,445

(1)          Additions included above reflect increases to accretable and non-accretable yield associated with loans acquired in the Merger.

(2)          On December 31, 2010, the Company sold $13.5 million in loans at fair value (its historical cost basis post-merger) and $1.5 million in other real estate owned at fair value to its wholly owned subsidiary CGB Asset Management, Inc.  On March 30, 2011, the ownership of CGB Asset Management, Inc. was transferred from CGB Holdings, Inc. to Carpenter Community BancFunds through an exchange of common stock.  The transfer was accounted for at historical cost because the companies were under common control.

Credit Quality

Delinquency

The following table shows the delinquency status of the loans held for investment portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Current	30 to 59 Days	60 to 89 Days	90 Days or more	Total
	(unaudited, in thousands)

Commercial	$94,012	$95	$—	$2,316	$96,423
Commercial real estate	139,663	58	—	4,462	144,183
Residential multifamily real estate	23,021	—	—	—	23,021
Residential real estate	8,142	—	—	223	8,365
Real estate - construction	2,542	—	—	—	2,542
Home equity lines of credit	11,496	—	—	—	11,496
Other	1,511	8	—	589	2,108
Total loans, including net loan costs	$280,387	$161	$—	$7,590	$288,138

	December 31, 2011
	Current	30 to 59 Days	60 to 89 Days	90 Days or more	Total
	(in thousands)

Commercial	$42,281	$818	$7	$3,368	$46,474
Commercial real estate	95,525	261	—	3,148	98,934
Residential multifamily real estate	14,644	—	—	—	14,644
Residential real estate	709	—	—	—	709
Real estate - construction	35	—	—	—	35
Home equity lines of credit	5,446	49	—	59	5,554
Other	2,386	—	—	—	2,386
Total loans, including net loan costs	$161,026	$1,128	$7	$6,575	$168,736

There were no loans past due 90 days or more that are still accruing interest as of June 30, 2012 and December 31, 2011.

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

Based on management’s most recent analysis, the risk category of loans by type of loan as of June 30, 2012 and December 31, 2011 follows:

	June 30, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(unaudited, in thousands)
Commercial	$83,732	$7,108	$4,395	$1,188	$96,423
Commercial real estate	132,216	1,319	10,648	—	144,183
Residential multifamily real estate	23,021	—	—	—	23,021
Residential real estate	8,365	—	—	—	8,365
Real estate - construction	2,542	—	—	—	2,542
Home equity lines of credit	10,410	863	223	—	11,496
Other	2,047	44	17	—	2,108
Total Loans	$262,333	$9,334	$15,283	$1,188	$288,138

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$38,258	$2,423	$3,410	$2,383	$46,474
Commercial real estate	89,459	2,500	6,975	—	98,934
Residential multifamily real estate	13,799	845	—	—	14,644
Residential real estate	182	283	244	—	709
Real estate - construction	35	—	—	—	35
Home equity lines of credit	5,554	—	—	—	5,554
Other	2,364	22	—	—	2,386
Total Loans	$149,651	$6,073	$10,629	$2,383	$168,736

The Company had no loans classified as loss at June 30, 2012 or December 31, 2011.

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. TDRs, which are described in Note 1, also are classified as impaired.

The table below reflects the Company’s impaired loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Unpaid	Allowance for	Unpaid	Allowance for
	Principal	Loan Losses	Principal	Loan Losses
	Balance	Allocated	Balance	Allocated
	(unaudited, in thousands)		(in thousands)
With no related allowance recorded:
Commercial	$626	$—	$937	$—
Commercial real estate	26	—	—	—
Multifamily real estate	—	—	—	—
Residential real estate	190	—	244	—
Real estate - construction	—	—	—	—
Home equity lines of credit	20	—	—	—
Other	21	—	59	—
Subtotal	$883	$—	$1,240	$—

With an allowance recorded:
Commercial	$1,132	$568	$1,208	$627
Commercial real estate	288	38	—	—
Multifamily real estate	—	—	—	—
Residential real estate	—	—	—	—
Real estate - construction	—	—	—	—
Home equity lines of credit	—	—	—	—
Other	—	—	—	—
Subtotal	$1,420	$606	$1,208	$627

TOTAL	$2,303	$606	$2,448	$627

The following tables include the impaired loan average balances and interest income information for the income statement periods presented in these financial statements:

	Three Months Ended June 30,
	2012			2011
			Cash Basis			Cash Basis
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(unaudited, in thousands)
All impaired loans
Commercial	$2,190	$11	$11	$2,416	$—	$—
Commercial real estate	290	—	—	—	—	—
Multifamily real estate	—	—	—	—	—	—
Residential real estate	213	—	—	—	—	—
Real estate - construction	—	—	—	—	—	—
Home equity lines of credit	19	—	—	—	—	—
Other	19	—	—	81	—	—
	$2,730	$11	$11	$2,497	$—	$—

	Six Months Ended June 30,
	2012			2011
			Cash Basis			Cash Basis
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(unaudited, in thousands)
All impaired loans
Commercial	$2,439	$11	$11	$1,611	$—	$—
Commercial real estate	193	—	—	—	—	—
Multifamily real estate	—	—	—	—	—	—
Residential real estate	225	—	—	—	—	—
Real estate - construction	—	—	—	—	—	—
Home equity lines of credit	6	—	—	—	—	—
Other	6	—	—	54	—	—
	$2,869	$11	$11	$1,665	$—	$—

The table below reflects the Company’s loans on non-accrual status, excluding loans accounted for under ASC 310-30, for the periods indicated:

	June 30, 2012	December 31, 2011
	(unaudited)
	(in thousands)
Non-accrual Loans
Commercial	$1,758	$2,145
Commercial real estate	314	—
Residential multifamily real estate	—	—
Residential real estate	190	244
Real estate - construction	—	—
Home equity lines of credit	20	—
Other	21	59
Total	$2,303	$2,448

Troubled Debt Restructurings

As of June 30, 2012 and December 31, 2011, the Company had TDRs totaling $2.2 and $2.4 million, respectively, as presented in the following tables for those loans categories for which TDR balances existed as of the dates presented. As provided for in U.S. GAAP, TDRs modified prior to a business combination and accounted for under ASC 301-30 are not included in these disclosures.

	As of and for the Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Lost
	Number of	Recorded	Recorded	Foregone	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited in thousands except for number of contracts)
Commercial	3	$2,285	$1,929	$—	$13
Residential real estate	1	250	250	—	—
Home equity lines of credit	1	20	18	—	—
Other	1	19	17	—	—
	6	$2,574	$2,214	$—	$13

	As of and for the Year Ended December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Lost
	Number of	Recorded	Recorded	Foregone	Interest
	Contracts	Investment	Investment	Principal	Income
	(in thousands except for number of contracts)
Commercial	5	$2,549	$2,141	$—	$19
Residential real estate	1	250	250	—	—
	6	$2,799	$2,391	$—	$19

Troubled debt modification activity during the income statement periods is presented in the following tables for those loan categories where occurred during the periods ended:

	For the Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification		Lost
	Number of	Outstanding Recorded	Outstanding Recorded	Forgiven	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited, in thousands)
Home equity lines of credit	1	$21	$21	—	1
Other	1	22	22	—	1
Total	2	$43	$43	$—	$2

	For the Six Months Ended June 30, 2011
		Pre-Modification	Post-Modification		Lost
	Number of	Outstanding Recorded	Outstanding Recorded	Forgiven	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited, in thousands)
Commercial	1	$800	$800	$—	$—
Commercial real estate	1	213	213	—	—
Total	2	$1,013	$1,013	$—	$—

As depicted in the tables above, there was no principal forgiven on TDRs in 2012 or 2011. In addition, there were no TDR re-defaults that occurred in 2012 or 2011, and there were no commitments to lend additional funds to borrowers whose terms have been modified in TDRs as of June 30, 2012 and December 31, 2011.

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. (See “Risk Categories” in this same Note for a description of the various risk categories.) The Company employs a 10-point loan grading system in an effort to more accurately track the inherent quality of the loan portfolio. The 10-point system assigns a value of “1” or “2” to loans that are substantially risk free. Modest, average, and acceptable risk loans are assigned point values of “3”, “4”, and “5”, respectively. Loans on the pass watch list are assigned a point value of “6.” Point values of “7,” “8,” “9,” and “10” are assigned, respectively, to loans classified as special mention, substandard, doubtful and loss. Using these risk factors, management conducts an analysis of the general reserves applying quantitative factors based upon different risk scenarios. In addition, management considers other trends that are qualitative relative to the Company’s marketplace, current demographic factors, the risk rating of the loan portfolios as discussed above, amounts in non-performing assets, and concentration factors. The following table reflects the activity in the allowance for loan losses during the periods presented:

	Six Months Ended June 30,
	2012					2011
	Beginning			Provision	Ending	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(Reduction)	Balance	Balance	Charge-offs	Recoveries	(Reduction)	Balance
	(unaudited, in thousands)					(unaudited, in thousands)
Allowance for loan losses:
Commercial	$1,813	$(513)	$2	$169	$1,471	$748	$(508)	$—	$491	$731
Commercial real estate	355	—	—	164	519	288	—	—	45	333
Construction real estate	—	—	—	1	1	—	—	—	45	45
Residential 1-4 family real estate	28	(13)	—	(15)	—	44	(60)	—	52	36
Residential multi-family real estate	46	—	—	17	63	54	—	—	—	54
Home equity lines of credit	47	—	—	(31)	16	44	—	—	—	44
Other	66	(30)	17	(38)	15	—	(68)	—	228	160
Total	$2,355	$(556)	$19	$267	$2,085	$1,178	$(636)	$—	$861	$1,403

	Three Months Ended June 30,
	2012					2011
	Beginning			Provision	Ending	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(Reduction)	Balance	Balance	Charge-offs	Recoveries	(Reduction)	Balance
	(unaudited, in thousands)					(unaudited, in thousands)
Allowance for loan losses:
Commercial	$1,396	$(434)	$2	$507	$1,471	$1,167	$(195)	$—	$(241)	$731
Commercial real estate	358	(1)	—	162	519	108	—	—	225	333
Construction real estate	1	—	—	—	1	48	—	—	(3)	45
Residential 1-4 family real estate	16	(13)	—	(3)	—	27	(59)	—	68	36
Residential multi-family real estate	43	—		20	63	32	—	—	22	54
Home equity lines of credit	13	—	—	3	16	19	—	—	25	44
Other	7	(2)	17	(7)	15	5	(6)	—	161	160
Total	$1,834	$(450)	$19	$682	$2,085	$1,406	$(260)	$—	$257	$1,403

The following table reflects changes in the allowance for loan losses for acquired loans for the periods presented:

	Six Months Ended June 30,
	2012	2011
	(unaudited, in thousands)
Beginning balance of allowance for loan losses	$310	$—
Provision for loan losses on acquired loans	—	232
Reduction in provision based on improvement in expected cash flows	(310)	(176)
Ending balance of allowance for loan losses	$—	$56

The following tables present the allowance for loan losses by portfolio segment and impairment method as of the following dates:

					Residential	Home equity
		Commercial	Construction	Residential	multi-family	lines of
	Commercial	real estate	real estate	real estate	real estate	credit	Other	Total
	(unaudited, in thousands)

Allowance as of June 30, 2012 allocated to:
Individually evaluated for impairment	$568	$38	$—	$—	$—	$—	$—	$606
Collectively evaluated for impairment	903	481	1	—	63	16	15	1,479
Loans under ASC 310-30	—	—	—	—	—	—	—	—
Totals	$1,471	$519	$1	$—	$63	$16	$15	$2,085

Loans as of June 30, 2012:
Individually evaluated for impairment	$1,758	$314	$—	$—	$—	$210	$21	$2,303
Collectively evaluated for impairment	77,625	37,039	36	1,323	7,173	11,286	1,860	136,342
Loans under ASC 310-30	17,040	106,830	2,506	7,042	15,848	—	227	149,493
Totals	$96,423	$144,183	$2,542	$8,365	$23,021	$11,496	$2,108	$288,138

					Residential	Home equity
		Commercial	Construction	Residential	multi-family	lines of
	Commercial	real estate	real estate	real estate	real estate	credit	Other	Total
	(in thousands)
Allowance as of December 31, 2011 allocated to:
Individually evaluated for impairment	$627	$—	$—	$—	$—	$—	$—	$627
Collectively evaluated for impairment	876	355	—	75	46	—	66	1,418
Loans under ASC 310-30	310	—	—	—	—	—	—	310
Totals	$1,813	$355	$—	$75	$46	$—	$66	$2,355

Loans as of December 31, 2011:
Individually evaluated for impairment	$2,145	$—	$—	$—	$—	$244	$59	$2,448
Collectively evaluated for impairment	29,044	26,705	35	244	5,164	5,310	2,114	68,616
Loans under ASC 310-30	15,285	72,229	—	465	9,480	—	213	97,672
Totals	$46,474	$98,934	$35	$709	$14,644	$5,554	$2,386	$168,736

Note 5. LOANS HELD FOR SALE

Prior to the Merger, PBB did not engage in loan sale activity.  The following table summarizes loans held for sale following the Merger:

June 30, 2012
(unaudited)
(in thousands)

Originated by the Bank (at fair value)	$65,134
Purchased from other financial institutions:
Carried at fair value	5,443
Total loans held for sale at fair value	70,577
Purchased from other financial institutions:
Carried at cost	327
$70,904

Loans originated by the Company which are held for sale at fair value are typically sold within 30 days. Negative fair value adjustments of $262 thousand were recorded on loans held for sale during the three and six months ended June 30, 2012. Purchased loans that are hedged are carried at fair value for purposes of managing interest rate risk. To this end, the Bank had forward sale contracts to sell all of its purchased loans carried at fair value as of June 30, 2012 to BOM Capital, LLC (“BOMC”), a mortgage-centric institutional broker-dealer and wholly-owned subsidiary of MCM, which had forward sale contracts to sell these loans to external counterparties.

Consistent with industry practice, the Company has established a contingent liability account for fraud, early payoffs and early payment defaults that may arise from mortgage loans sold to investors. At June 30, 2012 this contingency reserve totaled $211 thousand. Since the Company’s inception, it has incurred no losses due to early payoffs, early payment defaults, or fraud related to loans sold to investors.

There were no delinquent loans held for sale at June 30, 2012.  There were no loans held for sale at December 31, 2012.

Note 6.                                  MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are fair valued on a recurring basis using significant unobservable inputs (level 3) as further described in Note 10.  Prior to the Merger, the Company’s operations did not include MSRs. The following table summarizes the Company’s MSR activity and key MSR valuation assumptions for the periods indicated:

For the Three and Six Months Ended
June 30, 2012
(unaudited, in thousands)

Balance at the beginning of the period	$—
Additions resulting from:
Acquired in Merger	1,877
Loans sold with servicing retained	582
Changes in fair value due to:
Time and payoffs	(35)
Changes in assumptions	(257)
Balance at the end of the period	$2,167

Unpaid principal balance of loans serviced for others at June 30, 2012	$216,653

June 30, 2012
(unaudited)
Mortgage servicing rights as a % of associated mortgage loans	1.00%
Discount rate	10.50%
Total prepayment speeds	13.10%
Expected weighted average life (years)	5.97
Weighted average servicing fee	0.27%

The book value of the Company’s MSRs reflects their fair value and not their market value, which may be higher or lower given current market conditions and could change favorably or unfavorably in the future.

The following table reflects the sensitivity test performed by the Company to evaluate the estimated impact of potential changes in economic factors on the fair value of its MSRs. The Company has identified two key criteria to test: 1) changes in the discount rate due to potential changes in market yield assumptions, and 2) changes in prepayment speeds as a result of potential changes in interest rates. Test results related to prepayment speeds were predicated on one-percent movements in U.S. Treasury 10-year yields which, in turn, were assumed to result in a 0.50% change in interest rates for new loans. The prepayment incentive or disincentive arising from a plus or minus 0.50% change in rates for new loans was the key factor in deriving projected prepayment speeds for the remaining life of the underlying loans.

	June 30, 2012
	(unaudited, dollars in thousands)
	Change In Prepayment Speed Due to a 0.5% Change in Interest Rates		Change in Discount Rate
Sensitivity test criteria	- 0.50%	+ 0.50%	-1.00%	1.00%

Resulting values	$1,779	$2,503	$2,246	$2,094
Increase/(Decrease) in value from book value at June 30, 2012	$(388)	$336	$79	$(73)
Increase/(Decrease) in value from book value at June 30, 2012	-17.9%	15.5%	3.6%	3.4%

The results of this test are estimates based on hypothetical scenarios, whereby each criterion is modeled in isolation.  In reality, changes in one factor might result in changes in several other factors, some of which may not have been included in this analysis. As a result, actual future changes in MSR values may differ significantly from those displayed below.

Note 7.                                  DEFERRED TAXES

At June 30, 2012, the Company had a federal net operating loss carry forward of approximately $24.0 million that will begin expiring in 2027 and a state net operating loss carry forward of approximately $26.6 million that will begin expiring in 2017. The following is a summary of the components of the Company’s net deferred tax asset at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands)
Deferred tax assets:
Federal and state loss carry forwards	$10,326	$1,244
Credit losses	2,276	868
Accrued expenses	1,312	—
Interest on nonaccrual loans	129	—
Depreciation differences	—	168
Share-based compensation	228	—
Start up and organizational costs	692	417
Unfavorable leases	61	—
Credit carryforward	44	—
Liabilities	170	—
Premium on deposits acquired in merger	151	167
Other	46	1,169
Total deferred tax assets	15,435	4,033
Valuation allowance	(13,123)	(2,074)
Deferred tax liabilities:
Deferred loan costs	(92)	(1,153)
Depreciation differences	(720)	—
Core deposit intangible	(1,164)	(767)
Favorable leases	(185)	—
Investment in subsidiaries	(83)	(39)
Other	(68)	—
Net deferred tax assets	$—	$—

Note 8.           FHLB ADVANCES, OTHER BORROWINGS AND SUBSEQUENT EVENT

At June 30, 2012, the Bank has a $95.7 million borrowing capacity with the FHLB which is collateralized by loans with principal balances of $173.9 million and securities with a fair value of $6.7 million as determined by the FHLB. The carrying amount of advances outstanding at June 30, 2012 and December 31, 2011 totaled $19.7 million and $0, respectively. Balances at June 30, 2012 consist of open advances totaling $15.0 million and a term advance of $4.7 million maturing on June 27, 2013, with interest payable semi-annually at a contractual rate of 4.38%.

The Bank has a $1.1 million mortgage on a branch location at June 30, 2012 with interest-only payments at a contractual rate of 5%, due in full on April 5, 2021.  The mortgage is carried at $1.3 million reflecting the purchase accounting at the time of the Merger.

At June 30, 2012, the Bank maintains lines of credit totaling $17 million with correspondent banks for obtaining overnight funds. The lines are subject to availability and have restrictions as to the number of days funds can be used each month.

Related Party Credit Facility

In connection with the Merger, the Company acquired debt with an approximate fair value of $5 million which remains outstanding at June 30, 2012.  The discussion that follows includes details related to the borrowing arrangement prior to the acquisition and assumed by the Company in the Merger.

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

The obligations of Bancorp under the Credit Agreement were initially secured by a first priority pledge of all of the equity interests of the Bank. Loans under the Credit Agreement bear interest at a rate of 8.0% per annum and initially had a final maturity date of June 30, 2012. Bancorp is permitted to make voluntary prepayments at any time without payment of a premium, and is required to make mandatory prepayments (without payment of a premium) with (i) net cash proceeds from certain issuances of capital stock, (ii) net cash proceeds from certain issuances of debt, and (iii) net cash proceeds from certain asset sales.

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants applicable to Bancorp and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, acquisitions, dispositions, affiliate transactions, leases, fundamental changes, and dividends and other distributions. In addition, Bancorp was initially required to maintain a minimum consolidated net worth of $18 million plus the net cash proceeds of any issuance of capital stock by Bancorp after July 25, 2011, and a total tier one leverage capital ratio of 10.0%. The Bank was initially required to maintain total risk based capital and tier one leverage capital ratios of not less than 12.0% and 10.0%, respectively.

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

On November 21, 2011, in connection with its entry into the Merger Agreement providing for the acquisition of PBB, the Bancorp entered into a First Amendment to Credit Agreement (the “First Amendment”) with the Agent and the Lenders. The First Amendment provides for the following changes to the Credit Agreement, which took effect upon execution of the First Amendment: (i) an omnibus amendment to allow the Bancorp and its subsidiaries to enter into the Merger Agreement and consummate the Merger; and (ii) the reduction of the consolidated net worth requirement of the Company from $18 million to $16 million.

The First Amendment also provides for the following changes to the Credit Agreement, which took effect upon the closing of the Merger: (i) the elimination of the first priority pledge of all equity interests of the Bank in favor of the Agent on behalf of the Lenders, which had previously been made by the Bancorp pursuant to the Credit Agreement and that certain Stock Pledge and Security Agreement dated as of July 25, 2011; (ii) the elimination of a right previously given to the Agent, its designees or affiliates to purchase any securities not otherwise subscribed for or purchased by other investors in a public offering or private placement of shares of the Bancorp’s common stock or other securities; (iii) the modification of a prohibition against the acquisition or lease exceeding $200,000 in any fiscal year of real property by the Bancorp or any subsidiary of the Bancorp to enable the Bancorp to acquire real property and assume real property leases in connection with the Merger; and (iv) the elimination of a restriction placed upon the Bancorp’s issuance or sale of any shares of the Bancorp’s common stock, or other securities representing the right to acquire shares of the Bancorp’s common stock, representing more than 4.9% of the issued and outstanding shares of the Bancorp, or any shares of preferred stock other than pursuant to the Small Business Lending Fund.

On January 18, 2012, the Bancorp entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with the Agent and the Lenders. The Second Amendment provides for the following changes to the Credit Agreement, which took effect upon the closing of the Merger: (1) an extension of the maturity date of the loans outstanding under the Credit Agreement from June 30, 2012 to September 15, 2012; (2) a reduction in the total tier one leverage capital ratio that must be maintained by the Company from 10% to 7%; (3) a reduction in the total risk based capital and tier one leverage capital ratios that must be maintained by the Bank from 12% and 10% to 10% and 7%, respectively; and (4) the addition of a provision that will allow either the Bancorp or the Agent (on behalf of the Lenders), at its option, to convert all or any portion of the unpaid principal balance of the loans outstanding under the Credit Agreement (not to exceed $4,000,000, in the aggregate) into shares of common stock of the Bancorp, with the number of shares of common stock to be issued upon conversion to be equal to the quotient obtained by dividing (a) the principal amount to be so converted by (b) the Book Value Per Share of Manhattan Common Stock (as such term is defined in the Merger Agreement). This conversion option initially could be exercised prior to September 15, 2012 and at any time commencing on or after the earlier of (i) 10 business days after the closing of the rights offering to be conducted by the Bancorp pursuant to the terms of the Merger Agreement after the closing of the Merger; or (ii) September 1, 2012.  The conversion option is considered to be a derivative subject to fair value measurement.  The fair value of the option is de minimus at June 30, 2012.

On September 15, 2012, the Bancorp entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with the Agent and the Lenders.  The Third Amendment provides for an extension of the maturity date of the loans outstanding under the Credit Agreement from September 15, 2012 to December 31, 2012, and a corresponding delay in the right of the Bancorp and the Agent (on behalf of the Lenders), to convert all or any portion of the unpaid principal balance of the loans outstanding under the Credit Agreement (not to exceed $4,000,000, in the aggregate) into shares of common stock of the Bancorp.  This conversion option may now be exercised prior to December 31, 2012 and at any time commencing on or after (i) 10 business days after the closing of the rights offering to be conducted by the Bancorp pursuant to the terms of the Merger Agreement and (ii) December 15, 2012.

Note 9.           SHARE-BASED COMPENSATION

In accordance with the terms of the Merger Agreement, the previously issued share-based awards of both PBB and the Bancorp remained outstanding after completion of the Merger.  The fair value of the Bancorp awards was evaluated and included in the business combination’s purchase price consideration for vested instruments.  The fair value of the unvested portion has been and will continue to be expensed in the post-acquisition statements of operations of the Company.   For PBB, the stock options and restricted shares were adjusted to reflect the share-exchange ratio and exercise price as required by the terms of the Merger Agreement.   This modification of the PBB awards resulted in no additional compensation expense.  As such, the compensation expense for these awards will continue using the amounts computed prior to the Merger. Awards included in the table below vest through 2014.  A summary of the outstanding share-based awards as of June 30, 2012 is as follows:

		Weighted Average
	Shares	Fair Value
	(unaudited)
Restricted Stock:
Outstanding	46,000	$1.74
Vested and expected to vest	46,000	$1.74

Options
Outstanding	637,729	$1.29
Exercisable	417,870	$1.11
Vested and expected to vest	593,062	$1.28

During the six months ended June 30, 2012 and 2011, the Company recorded $30 thousand and $42 thousand, respectively, of stock-based compensation expense. At June 30, 2012, unrecorded compensation expense related to non-vested stock option grants and restricted stock grants totaled $203 thousand, which is expected to be recognized as follows:

Share-Based
Compensation
Expense
(unaudited, in thousands)

Remainder of 2012	$70
2013	117
2014	16
Total	$203

No options were granted during the three or six months ended June 30, 2012 and 2011.

Note 10.         FAIR VALUE MEASUREMENTS

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

The following table summarizes the Company’s assets and liabilities which were measured at fair value on a recurring and non-recurring basis at June 30, 2012 and December 31, 2011:

June 30, 2012

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description of Asset/Liability	Balance	(Level 1)	(Level 2)	(Level 3)
	(unaudited, in thousands)

Measured on a recurring basis:
Available-for-sale securities	$9,664	$—	$9,664	$—
Loans held for sale	70,904	—	—	70,904
Derivative asset for rate lock commitments	1,547	—	—	1,547
Derivative asset for forward sale commitments	25	—	—	25
Mortgage servicing rights	2,167	—	—	2,167
Derivative liability for forward sale commitments	837	—	—	837
Measured on a non-recurring basis:
Impaired loans - collateral dependent	519	—	—	519
Impaired loans - cash flow dependent	1,784	—	—	1,784
Other real estate owned	3,581	—	—	3,581

December 31, 2011

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description of Asset/Liability	Balance	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Measured on a recurring basis:
Available-for-sale securities	$9,460	$1,518	$7,456	$486
Measured on a non-recurring basis:
Impaired loans - collateral dependent	524	—	—	524
Impaired loans - cash flow dependent	1,924	—	—	1,924
Other real estate owned	3,581	—	—	3,581

The following is a summary description of the valuation methodologies for assets and liabilities recorded at fair value:

•                  Fair values for available-for-sale securities, including our private label MBS, are provided by third-party broker/dealers who obtain these values through a nationally recognized pricing service, Interactive Data Corporation’s 360 View (“IDC”). IDC utilizes real time market price discovery along with actual security performance including cash flow structure to determine market values. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the relationship of securities to other benchmark quoted securities (Level 2 inputs). Based on the June 30, 2012 valuation analysis, we believe the Company will receive all principal and interest due to each security.

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

•                  Although the sales of MSRs do occur, MSRs do not trade in an active market with readily available observable prices; therefore, the precise terms and conditions of sales are not available. The fair value of MSRs related to the portfolio of loans being serviced for others is determined by computing the present value of the expected net servicing income from the servicing portfolio.  Key assumptions incorporated into the MSR valuation model and the MSR sensitivity analysis can be found in Note 6. The book value of our MSRs reflects their fair value, not their market value. Given current market conditions, we likely would realize a material loss if we were to sell our servicing portfolio in the current market. Market conditions could change favorably or unfavorably in the future.

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

•                  The fair value of other real estate owned represents the fair value of properties as established by recently conducted appraisal of the property (Level 3).

The following disclosure of the carrying amounts and estimated fair values of the Company’s financial instruments is based on available market information and appropriate valuation methodologies. Since considerable judgment is required to estimate fair values, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of June 30, 2012 and December 31, 2011. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The tables below present the carrying amounts and fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Carrying Value	Estimated Fair Value
	(unaudited, in thousands)
Financial Assets:
Cash and due from banks	$13,541	$13,541
Federal funds sold	20,751	20,751
Time deposits - other financial institutions	2,103	2,103
Investment securities - available for sale	9,664	9,664
Loans held for sale, at fair value	70,577	70,577
Loans held for sale, at lower of cost or fair value	327	327
Loans held for investment, net	286,053	284,012
FHLB stock and Federal Reserve stock	3,760	3,760
Investment in Limited Partnership Fund	5,302	5,302
Derivative asset for rate lock commitments	1,547	1,547
Derivative asset for forward sale commitments	25	25
Mortgage servicing rights	2,167	2,167
Accrued interest receivable	791	791

Financial Liabilities:
Non-interest bearing demand deposits	$125,636	$125,636
Interest-bearing demand deposits, savings, money market accounts	127,209	127,209
Certificates of deposits	118,357	118,470
FHLB advances and borrowings	26,016	25,715
Derivative liability for forward sale commitments	837	837
Accrued interest payable	454	454

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$6,779	$6,779
Federal funds sold	38,756	38,756
Time deposits - other financial institutions	3,952	3,952
Investment securities - available for sale	9,460	9,460
Loans held for investment, net	166,381	165,755
FHLB stock and Federal Reserve stock	1,986	1,986
Accrued interest receivable	675	675

Financial Liabilities:
Non-interest bearing demand deposits	$70,188	$70,188
Interest-bearing demand deposits, savings, money market accounts	73,158	73,158
Certificates of deposits	57,806	58,200
Accrued interest payable	61	61

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

•                  Fair values for available-for-sale securities are provided by third-party broker/dealers who obtain these values through IDC. IDC utilizes real time market price discovery along with actual security performance including cash flow structure to determine market values. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the relationship of securities to other benchmark quoted securities (level 2 inputs). Based on the June 30, 2012 valuation analysis, we believe the Company will receive all principal and interest due to each security.

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

•                  The fair value of loans held for investment is based on the hypothetical exit price which does not represent the estimated intrinsic value of the loans if held for investment.  As such, significant judgment is required in determining fair value, which can vary significantly depending on a market participant’s considerations and assumptions.  For purposes of the disclosure for financial instruments above, the fair value for unimpaired loans held for investment (net) is estimated by discounting the expected future cash flows using current offer rates for similar loans, adjusted by the Company’s allowance for loan losses, which is considered to be level 3 in the fair value hierarchy.  The fair value of impaired loans is based on an evaluation at the time the loan is originally identified as impaired, and periodically thereafter, at the lower of cost or fair value. Fair value on impaired loans is measured based on the value of the collateral securing these loans, if the loan is collateral dependent, or based on the discounted cash flows for non-collateral dependent loans, and are classified at a level 3 in the fair value hierarchy. For impaired loans, the discount rate applied to expected future cash flows is each loan’s effective rate. Collateral on collateral dependent loans may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. These loans fall within the Level 2 of the fair value hierarchy. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a level 3 classification of the inputs for determining fair value. For unsecured loans, the estimated future discounted cash flows of the business or borrower, are used in evaluating the fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

•                  The carrying amounts for non-marketable securities, consisting of stock at the FHLB and the Federal Reserve Bank of San Francisco, are a reasonable estimate of fair value.

•                  The carrying amount for the Bank’s investment in MIMS-1, L.P. (“MIMS-1”) is a reasonable estimate of fair value, primarily due to short-term holding period for the underlying investments of this fund.  The lack of observable inputs results in the classification of the investments as Level 3.

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

•                  Although the sales of MSRs do occur, MSRs do not trade in an active market with readily available observable prices; therefore, the precise terms and conditions of sales are not available. The fair value of MSRs related to the portfolio of loans being serviced for others is determined by computing the present value of the expected net servicing income from the servicing portfolio.  Key assumptions incorporated into the MSR valuation model are actual and expected prepayment rates, servicing costs, and ancillary income. The book value of the Company’s MSRs reflects their fair value, not their market value. Given current market conditions, the Company likely would realize a material loss if it were to sell its servicing portfolio in the current market. Market conditions could change favorably or unfavorably in the future.

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

•                  The fair values of FHLB fixed-rate term borrowings are estimated by discounting their expected future cash flows by current rates charged for borrowings with similar remaining maturities. The carrying amounts for overnight FHLB borrowings approximate their fair values due to their one-day maturity. The fair value of the Bank’s mortgage note was estimated by discounting its expected future cash flows using an estimated current rate for a similar loan. The carrying amount for the Credit Agreements is a reasonable estimate of their fair value is considered to be Level 3 in the fair value hierarchy.

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

Note 11.         EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents the earnings (loss) attributable to common shareholders, which excludes the earnings (loss) attributable to the non-controlling interest, divided by the weighted average number of common shares outstanding during the periods reported on the consolidated statements of operations. Diluted earnings (loss) per share includes the effects of unvested shares of restricted stock when the impact is dilutive and excludes such instruments when anti-dilutive as is the case in those periods in which the Company has a net loss. The Company also has other potentially dilutive securities in the form of stock options awarded to employees of the Company and its subsidiaries. Diluted earnings (loss) per share include the effect of these options using the treasury method only if the effect on earnings per share is dilutive.  The shares presented in the table below have been adjusted to reflect the share exchange ratio as required in the merger.

The weighted average number of shares outstanding and the weighted average number of shares outstanding for purposes of calculating earnings (loss) per share is presented in the table below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Weighted average basic shares outstanding	9,482,371	8,176,244	8,820,920	8,176,244

Potential dilutive shares related to stock options and restricted stock	0	0	0	0

Weighted average diluted shares outstanding	9,482,371	8,176,244	8,820,920	8,176,244

Antidilutive restricted stock	35,467		35,467
Antidilutive stock options	504,485	194,589	504,485	194,589

Basic and diluted earnings (loss) per share	$(0.15)	$0.11	$(0.22)	$0.06

Note 12.         SEGMENT INFORMATION

The Company segregates its operations into four primary segments: non-mortgage banking operations (Commercial Bank), mortgage banking operations (Mortgage Bank), non-banking financial operations (MCM), and “Other,” which includes Bancorp, MBFS and eliminations between the Company’s bank and non-bank segments. The Company estimates the operating results of each segment based upon internal management systems and assumptions, which are subject to change and may not be consistent with methodologies that an external party may choose to employ. Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using operating income. Transactions among segments are made at estimated market rates.  The following table provides a breakdown of the Company’s assets by segment.

	As of
	June 30, 2012	December 31, 2011
	(unaudited)
	(in thousands)
Segment assets:
Commercial Bank	$446,779	$239,384
Mortgage Bank	75,525	—
Intra-company eliminations	(68,152)	—
Total Bank	454,152	239,384
MCM	8,803	—
Other	(7,098)	—
Total segment assets	$455,857	$239,384

The following table provides a breakdown of key operating measures by segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited, in thousands)

Net interest income, after loan loss provision:
Commercial Bank	$2,459	$4,950	$5,358	$7,454
Mortgage Bank	39	—	39	—
Intra-company eliminations	—	—	—	—
Total Bank	2,498	4,950	5,397	7,454
MCM	(20)	—	(20)	—
Other	—	—	—	—
Total net interest income, after loan loss provision	$2,478	$4,950	$5,377	$7,454

Non-interest income:
Commercial Bank	$504	$683	$1,416	$1,443
Mortgage Bank	973	—	973	—
Intra-company eliminations	—	—	—	—
Total Bank	1,477	683	2,389	1,443
MCM	1,216	—	1,216	—
Other	(83)	—	(83)	—
Total non-interest income	$2,610	$683	$3,522	$1,443

Total revenue:
Commercial Bank	$3,824	$6,121	$7,344	$10,251
Mortgage Bank	1,052	—	1,052	—
Intra-company eliminations	(40)	—	(40)	—
Total Bank	4,836	6,121	8,356	10,251
MCM	1,229	—	1,229	—
Other	(84)	—	(84)	—
Total revenue	$5,981	$6,121	$9,501	$10,251

Segment profit (loss):
Commercial Bank	$(780)	$909	$(1,328)	$464
Mortgage Bank	(588)	—	(588)	—
Intra-company eliminations	—	—	—	—
Total Bank	(1,368)	909	(1,916)	464
MCM	14	—	14	—
Other	(60)	—	(60)	—
Total segment profit (loss) before taxes	$(1,414)	$909	$(1,962)	$464

Note 13.         INVESTMENT IN LIMITED PARTNERSHIP FUND

In connection with the Merger, the Company acquired an investment in MIMS-1, which was organized as a Delaware limited partnership on July 30, 2010 for the primary purpose of investing, reinvesting, and trading in private label and agency mortgage-backed and asset-backed securities. It commenced operations on August 20, 2010. The investment objective of MIMS-1 is to seek a high total return consisting of both current income and capital gains. The general partner of MIMS-1 is Manhattan Investment Management Services, Inc. (“MIMS”), an indirect wholly-owned subsidiary of MCM. The current term of the investment expires July 31, 2014, and is renewable for an additional one-year term if agreed to by the general partner and a majority of the limited partners. The Bank owned 34.85% of MIMS-1 as of June 30, 2012. The Bank earned $46 thousand during the three and six months ended June 30, 2012 representing only the amount that was earned subsequent to the Merger.  MIMS earned $66 thousand during the three and six months ended June 30, 2012, respectively for its role as general partner of MIMS-1, representing only the amount that was earned subsequent to the Merger.

Note 14.         DERIVATIVES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Quantitative Disclosures for Derivative Financial Instruments Used by BOMC for Trading Purposes

The notional amounts and fair values of derivative financial instruments for BOMC are as follows for the periods indicated:

Notional Amount
As of June 30,
2012
(unaudited, in thousands)
Mortgage-backed Securities:
Forward contracts (TBAs) Purchased	$1,889,572
Forward contracts (TBAs) Sold	$(1,889,572)
$—

	Fair Value
	Assets	Liabilities
	(unaudited, in thousands)
Mortgage-backed securities:
Forward contracts (TBAs) as of June 30, 2012 (unaudited):	$7,802	$(7,657)

Forward contracts (TBAs) as of December 31, 2011	$—	$—

All of BOMC’s transactions in TBAs with off-balance sheet risk outstanding at June 30, 2012 are short-term in nature with maturities of three months or less. The fair values of these derivative financial instruments are included in other assets in the net amounts of $145 thousand as of June 30, 2012. The unrealized gains are netted against unrealized losses on the Consolidated Statements of Operations.

Included in the above amounts for BOMC are forward buy contracts from the Bank of $137.2 million at a gain of $773 thousand and forward sale contracts to the Bank of $22.9 million at a loss of $4 thousand.

Mortgage Bank Instruments with Off-Balance Sheet Risk

The Company’s mortgage bank originates loans primarily for sale to external investors. In order to mitigate interest rate risk, the Company typically locks interest rates with borrowers prior to funding loans while simultaneously locking a price to sell the loans to external investors.

Rate lock commitments with borrowers and commitments to purchase loans from other institutions at specific prices are considered derivatives and must be valued on a fair value basis. The notional amount of these commitments as of June 30, 2012 was $120.0 million. Net losses of zero and $37 thousand were recorded on these commitments during the three and six months ended June 30, 2012, respectively.

All mandatory obligations to sell loans at a specific price in the future are considered to be derivatives and must be recorded at fair value. The Bank records its non-mandatory forward contracts, related to the sale of its loans, on a fair value basis, provided such commitments qualify for fair value treatment and are not otherwise considered to be derivatives. The notional amount of outstanding forward contracts as of June 30, 2012 was $182.1 million. Net gains of zero and $594 thousand on these forward contracts were recorded for the three and six months ended June 30, 2012, respectively.

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

	June 30, 2012	December 31, 2011
	(unaudited, in thousands)

Commitments to extend credit	$75,957	$22,799
Standby letters of credit	864	694
Total commitments	$76,821	$23,493

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a customer of the Company to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future loans or cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the customer. A reserve for commitments to extend credit has been established and totals $130 thousand and $391 thousand as of June 30, 2012 and December 31, 2011, respectively.

Note 15.         RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank may grant loans to certain officers and directors and the companies with which they are associated. Management believes all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transaction with other persons. The Bank had no related party loans outstanding at June 30, 2012 or December 31, 2011.

Deposits from related parties at June 30, 2012 and December 31, 2011 totaled $1.9 million and $2.4 million respectively.

See Note 8 for additional details on a related party credit agreement.

In connection with the Merger, Bancorp agreed to conduct a rights offering open to all shareholders of the Bancorp, excluding the Carpenter Community Bancfunds, which collectively owned 74.8% of the Bancorp’s outstanding common stock immediately following the Merger.  The Bancorp currently intends to conduct this offering during the fourth quarter of 2012.  The Bancorp will seek to raise up to $10,000,000 from the sale of shares of the Bancorp’s common stock at a per share price equivalent to the book value per share of Bancorp common stock as of the end of the month preceding the month in which the registration statement relating to the rights offering becomes effective.  This disclosure does not constitute an offer of any securities for sale.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Manhattan Bancorp and its subsidiaries (collectively, the “Company”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of Federal and state securities laws. Words such as “will likely result,” “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of these words and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: the impact of changes in interest rates; a continuing decline in economic conditions or the failure of economic conditions to improve; increased competition among financial service providers; the Company’s ability to attract deposit and loan customers; the quality of the Company’s earning assets; government regulation; risks associated with the recent acquisition of Professional Business Bank, including risks and uncertainties relating to the successful integration of the companies’ businesses, the anticipated cost saving arising from the merger, reputational risks, and the reaction of the companies’ customers and employees to the merger; and management’s ability to manage the Company’s operations. For further discussion of these and other risk factors, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in the Company’s Registration Statement on Form S-4/A dated April 30, 2012, and in this Quarterly Report on Form 10-Q.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

General

Manhattan Bancorp (“Bancorp”) was incorporated in the State of California in August 2006. Bancorp has one banking subsidiary, Bank of Manhattan, N.A. (the “Bank”). The Bank is a nationally-chartered banking association organized under the laws of the United States, which commenced its banking operations on August 15, 2007. Bancorp operates primarily through the Bank, and the investment in the Bank is its principal asset. The Bank’s headquarters is located in El Segundo, California and at June 30, 2012, following completion of the May 31, 2012 merger described below, had $456 million in assets, including $286 million in net loans held for investment, $71 million in loans held for sale and $371 million in deposits.

Bancorp, through its wholly-owned subsidiary, MBFS Holdings, Inc. (“MBFS”), owns a 70% interest in Manhattan Capital Markets LLC (“MCM”), which owns 100% of BOM Capital, LLC (formerly Bodi Capital LLC) (“BOMC”), an institutional broker-dealer specializing in mortgage related transactions. MCM is located in Woodland Hills, California and at June 30, 2012 had $8.8 million in assets primarily in cash and cash equivalent balances. References throughout the remainder of this Quarterly Report on Form 10-Q to MCM shall be deemed to include BOMC and MCM’s other direct and indirect subsidiaries.

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

On May 31, 2012, the Bancorp completed its acquisition of Professional Business Bank (“PBB”) through a merger of PBB with and into the Bank, with the Bank as the surviving institution (the “Merger”).  Immediately prior to the Merger, PBB completed a transaction in which its holding company, CGB Holdings, Inc. (“CGB Holdings”), was merged into PBB and accounted for using the historical balances as entities under common control.

In the Merger, Bancorp issued an aggregate of 8,195,469 shares of its common stock to the shareholders of PBB, representing a ratio of 1.7991 shares of Bancorp common stock for each share of PBB common stock outstanding at the effective time of the Merger.  The Bancorp shares issued to the PBB shareholders in the Merger constituted approximately 67.2% of the Bancorp’s outstanding common stock after giving effect to the Merger.

Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  Accordingly, the Merger was accounted for as a reverse acquisition whereby PBB was treated as the acquirer for accounting and financial reporting purposes.  Prior to the Merger, the statements of operations and balance sheet reflect that of only PBB.  The assets and liabilities of Manhattan Bancorp were reported at fair value in a transaction that constituted a business combination subject to the acquisition method of accounting as detailed in Accounting Standards Codification (“ASC”) 805, Business Combinations.

To determine the fair values at the date of the Merger, the Company engaged third party valuation specialists to assist in the process of valuing the loan portfolio, time deposits, real estate property and the Bancorp’s common stock.  Mortgage servicing assets, derivative instruments, loans held for sale, debt and lease arrangements were valued through internal models, all of which utilize a methodology based on discounted cash flows.  Personal property and equipment were valued at their depreciated balances, and the receivable from broker was valued at par as it represents the cash settlement of loans sold.  Goodwill of $7.4 million was recorded, which is equal to the excess of the consideration transferred over the fair value of identifiable net assets acquired in connection with the Merger.

As a result of the Merger, the Bank added 4 full-service branch offices, all in California with 2 locations in Pasadena, one in Montebello and one in Glendale.  See Note 2 of Notes to the Consolidated Financial Statements for more detailed information on the Merger.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying values of certain of our other assets, such as securities available for sale and our deferred tax assets. Those assumptions and judgments are necessarily based on current information available to us regarding those economic conditions or trends or other circumstances. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments had been based, or other unanticipated events were to happen that might affect our operating results, under U.S. GAAP it could become necessary for us to reduce the carrying values of the affected assets on our balance sheet. In addition, because reductions in the carrying value of assets are sometime effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses; (ii) the carrying values of impaired loans and the sufficiency of the specific reserves thereon; (iii) the estimated future cash flows of troubled debt restructurings or the fair value of the collateral associated with collateral-dependent troubled debt restructurings; (iv) the fair values of derivative instruments, mortgage servicing rights, loans and contingent liabilities associated with mortgage banking activities;(v) the fair values of investment securities that we hold for sale; (vi) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to use to offset income taxes in future periods, (vii) the assumptions used and resulting fair values of amounts recorded in acquisition accounting, including but not limited to loans, deposits, intangibles and goodwill and (viii) the evaluation of expected cash flows and the resulting impact on accretable yield and nonaccretable differences on acquired loans. Significant changes in the Company’s critical accounting policies or their application during the six months ended June 30, 2012, as compared to our critical accounting policies in effect during 2011, consist of those matters resulting from the Merger as further described in the accompanying consolidated condensed financial statements and notes thereto.

Additional information regarding our critical accounting policies and estimates is contained in the sections captioned “Critical Accounting Policies and Estimates” in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2011 10-K and readers of this report are urged to read those sections of that 10-K.

Earnings Overview

For the three-month and six month periods ended June 30, 2012, the Company recorded a net loss attributable to common stockholders of $(1.4) million or $(0.15)(1) per basic share and fully-diluted share of common stock and $(2.0) million or $(0.22)(1) per basic share and fully-diluted share of common stock, respectively. For the same periods in the prior year, the Company recorded net income attributable to common stockholders of $909 thousand or $0.11(2) per basic and fully-diluted share of common stock and $464 thousand or $0.06(2) per basic and fully-diluted share of common stock, respectively.

The net loss for the six months ended June 30, 2012 was $(2.0) million and includes the effect of $1.2 million in acquisition costs.  Additionally, the Company incurred severance costs related to the Merger that totaled $1.4 million during the six months ended June 30, 2012.  Absent those expenses, the year to date 2012 net income was comparable to the $464 thousand net income for the six months ended June 30, 2011.  The underlying components of the Company’s increased operating expenses are best viewed in the context of individual business units, as summarized below.

The mortgage banking activities added by the Merger contributed noninterest income of $1.0 million to the second quarter and six months ended June 30, 2012.  For the same periods, employee-related expenses totaled $1.2 million which, when combined with other expenses of the division, resulted in a net pretax segment loss of $588 thousand.

MCM’s revenues totaled $1.2 million for the second quarter and six months ended June 30, 2012.  For the same periods, employee-related expense, which is variable and typically fluctuates proportionately with earnings, totaled $900 thousand.  Other operational expenses reduced the pretax net income of MCM to $14 thousand for the second quarter and six months ended June 30, 2012.

Our commercial bank realized a pretax net loss of $(781) thousand in the second quarter of 2012, which was $1.7 million less than its $968 thousand pretax net income in the same quarter of 2011.  In spite of the one month of additional operations added as a result of the Merger, interest income declined $2.1 million while interest expense remained flat for the second quarter of 2012. A significant portion of the decrease in interest income is due to reduced ASC 310-30 accretion in the first six months of 2012.  In the first six months of 2011, the Bank recognized significant gains on loan payoffs in excess of loan carrying values.  As a result of the organic growth in the loan portfolio, general reserves were increased through a provision for loan losses which increased $425 thousand in the second quarter of 2012 as compared to the same period in 2011 although the year to date provision of $267 thousand reflects a decrease of $594 thousand compared to the same period in the prior year.   Loan yields continue at historic lows while, at the same time, the commercial bank’s operating expenses increased by $1.7 million and $2.4 million, respectively, for the three and six months ended June 30, 2012.  The increase in these expenses was primarily related to infrastructural enhancements, increased staffing levels, and merger-related activities.

(1) Earnings (loss) per share excludes a $9 thousand net loss and $4 thousand net income attributable to the non-controlling interests for the three and six months ended June 30, 2012, respectively.

(2) Earnings (loss) per share excludes a $32 thousand net income and $39 thousand net income attributable to the non-controlling interests for the three and six months ended June 30, 2011, respectively.

Financial Condition

The Company’s business combination increased its balance sheet at the May 31, 2012 acquisition date as follows:

Cash and cash equivalents	$21,550
Investment securities available for sale	8,239
Loans held for sale	76,390
Loans held for investment	99,971
Premises and equipment	5,534
Investment in limited partnership	2,756
Goodwill	7,396
Core deposit intangible	1,156
Receivable from broker	6,729
Mortgage servicing rights	1,877
Mortgage banking derivatives	1,985
Other assets	6,956
Total assets	240,539

Liabilities:
Deposits	199,633
Borrowings	16,034
Other liabilities	5,049
Total liabilities	220,716

Total consideration transferred (Manhattan Bancorp common shares)	$19,823

Following the completion of the Merger, assets as of June 30, 2012 totaled $455.9 million, an increase of $216.5 million compared to the $239.4 million in total assets as of December 31, 2011.  Fair value additions to total assets from the Merger totaled $232.5 million, offset primarily by decreases from other operational activity, including net loan sales of $5.8 million and principal pay downs and sales of investment securities with carrying values of $7.3 million.

The loan portfolio consists of loans held for investment and loans held for sale.  Loans held for investment net of allowance for loan losses increased by $119.7 million to $286.1 million as of June 30, 2012 compared to $166.4 million as of December 31, 2011.  This portfolio growth was comprised of $99.9 million due to the Merger, and net new loan originations of $19.8 million for the first six months of 2012.  Prior to the Merger, PBB had not recently engaged in the sale of loans.  However, the acquisition resulted in the addition of loans held for sale with a fair value of $76.4 million as of May 31, 2012.  Loans held for sale remained relatively stable at $70.9 million at June 30, 2012 with the $5.5 million net change reflecting the turnover and restoration of the held for sale portfolio as depicted in the statement of cash flows.

Investment securities totaled $9.7 million at June 30, 2012, up slightly from the $9.5 million as of December 31, 2011.  The change reflects $8.2 million in investments acquired in the Merger less the effect of principal pay downs, investment sales and the associated amortization of premiums on securities.

Deposits totaled $371.2 million at June 30, 2012, up $170.0 million from December 31, 2011.  This change resulted from the Merger which added $199.6 million partially offset by decreases in depositor balances totaling $29.6 million.  The overall mix of deposit types remained stable.

While the Company had no borrowings as of December 31, 2011, debt acquired in the business combination added $16 million and the Company borrowed an additional $10 million from the FHLB, bringing the total borrowings to $26 million as of June 30, 2012.

The Company’s allowance for loan losses as of June 30, 2012 was $2.1 million, or 0.72% of gross loans held for investment. The percentage coverage has declined as a result of the Merger since the acquired loans were recorded at fair value and thus do not require a separate reserve at June 30, 2012.  In comparison, at year-end 2011, the Company’s allowance was $2.4 million which represented 1.40% of gross loans held for investment.  As of June 30, 2012, impaired loans totaled $2.3 million, of which $2.2 million were considered troubled debt restructurings (“TDRs”). As of year-end 2011, impaired loans totaled $2.4 million of which $2.3 million were considered TDRs. As of June 30, 2012, specific loan allowances of $605 thousand were established for impaired loans, and all impaired loans were on non-accrual status.

Total equity at June 30, 2012 was $52.3 million, representing a 48% increase from year-end 2011, primarily due to the additional equity totaling approximately $19.2 million as recorded in the Merger, offset by the $2.0 million loss in the six months ended June 30, 2012.

Capital ratios for the Bank continue to exceed levels required by banking regulators to be considered “well-capitalized, ” which is the highest level specified by regulators. As of June 30, 2012, the Bank’s total risk-adjusted capital ratio, tier 1 risk-adjusted capital ratio, and tier 1 capital ratio were 11.94%, 12.56%, and 14.72%,  respectively, well above the regulatory requirements of 10%, 6%, and 5%, respectively, to be considered “well-capitalized.”

Selected Financial Highlights - Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(unaudited, dollars and shares in thousands)
Statements of Operations:
Interest income	$3,371	$5,438	$5,979	$8,808
Interest expense	211	231	335	493

Net interest income	3,160	5,207	5,644	8,315
Provision for loan losses	682	257	267	861

Net interest income after provision	2,478	4,950	5,377	7,454

Non-interest income	2,610	683	3,522	1,443
Non-interest expense	6,485	4,665	10,844	8,421

Net income (loss) after tax	$(1,397)	$968	$(1,945)	$476

Net income (loss) attributable to common stockholders of Manhattan Bancorp	$(1,414)	$909	$(1,962)	$464

Per Share and Other Data:
Basic and diluted loss per share	$(0.15)	$0.11	$(0.22)	$0.06
Weighted average shares outstanding basic and diluted	9,482	8,176	8,821	8,176

Other Earnings-Related Data
Return on average assets(a)	-1.85%	1.37%	-1.46%	0.33%
Return on average equity(b)	-14.01%	11.33%	-10.47%	2.76%
Net interest margin	4.65%	7.96%	4.69%	6.22%
Dividend payout ratio	—	—	—	—
Average equity to average assets	13.24%	12.08%	13.93%	11.88%
Net charge-offs	$431	$260	$537	$636
Net charge-offs to average total loans	0.88%	0.55%	0.47%	0.69%

(a)Net loss as a percentage of average assets. (b)Net loss as a percentage of average equity

Selected Financial Highlights — Financial Condition

	As of
	6/30/2012	12/31/2011
	(dollars and shares in thousands, except per share amounts)

	(unaudited)
Balance Sheet Data:
Assets	$455,857	$239,384
Loans, net	288,138	168,736
Loans held for sale	70,904	—
Cash and investments	46,059	58,947
Goodwill and other intangibles	10,241	1,863
Deposits	371,202	201,152
Borrowings	26,016	—
Total shareholders’ equity	52,251	32,497
Total equity	52,255	35,188
Total equity to total assets ratio	11.46%	14.70%

Allowance for loan losses (ALLL)	$2,085	$2,355
ALLL to loans held for investment	0.72%	1.40%
Non-performing assets to ALLL	282.21%	256.01%
Non-performing assets to loans and OREO	2.02%	3.50%

Non-performing loans (nonaccrual loans)	$2,303	$2,448
Other real estate owned	3,581	3,581
Total non-performing assets	$5,884	$6,029

Book value per common share	$4.29	$90.77
Tangible book value per common share	$3.45	$85.57
Total shares outstanding - period end	12,193	358

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

The Company’s NII totaled $3.2 million for the three months ended June 30, 2012, down $2.0 million (40%) compared to the same period in 2011.  This decrease is principally due to reduced discount accretion for loans accounted for under ASC 310-30 as the Bank recognized significant gains on loan payoffs in excess of the loan carry values.   Average earning assets increased for the three months ended June 30, 2012 by $10.8 million (4%) compared to the three months ended June 30, 2011. Average loan balances increased by $41.8 million (23%) for the second quarter of 2012 compared to the second quarter of 2011, principally due to the Merger.  The favorable impact of the growth in earning assets was mitigated by a concurrent decrease in spread from 7.96% to 4.65%, primarily due to lower loan yields and reduced discount accretion on loans accounted for under ASC 310-30. The overall yield of our loan portfolios declined to 5.81% in the second quarter of 2012 from 11.43% in the same period in 2011. The decline in loan yields reflected heightened competition for loans, especially commercial loans, in a historically low interest rate environment, in addition to the reduced ASC 310-30 discount accretion. This was exacerbated by a greater portion of our average loan balances being comprised of mortgage loans, which typically have lower yields than most commercial loans, especially when compared with the Company’s legacy commercial loan portfolio in the early part of 2011.

The following table presents the weighted average yield on each category of interest-earning assets, the weighted average rate paid on each category of interest-bearing liabilities, the resulting spread, and the NIM for the periods indicated:

	Three months ended June 30,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(unaudited, in thousands)
Interest-earning assets:
Federal funds sold	$37,065	$23	0.25%	$54,404	$33	0.24%
Deposits with other financial institutions	3,381	4	0.48%	11,034	32	1.16%
Investments(a)	4,402	61	5.57%	10,414	83	3.20%
Loans(b)	227,415	3,283	5.81%	185,635	5,290	11.43%
Total interest-earning assets	272,263	3,371	4.98%	261,487	5,438	8.34%
Non-interest-earning assets	29,142			21,633
Total assets	$301,405			$283,120

Interest-bearing liabilities:
Demand	11,597	1	0.03%	9,179	1	0.04%
Savings and money market	76,220	68	0.36%	57,318	45	0.31%
Certificates of deposit	73,114	104	0.57%	110,860	185	0.67%
FHLB advances and other borrowings	5,504	38	2.78%	57	—	0.00%
Total interest-bearing liabilities	166,435	211	0.51%	177,414	231	0.52%
Non-interest-bearing demand deposits	90,541			68,130
Total funding sources	256,976		0.33%	245,544		0.38%
Non-interest-bearing liabilities	4,536			3,387
Shareholders’ equity	39,893			34,189
Total liabilities and shareholders’ equity	$301,405			$283,120

Excess of interest-earning assets over funding sources	$15,287			$15,943
Net interest income		$3,160			$5,207
Net interest rate spread			4.65%			7.96%
Net interest margin			4.67%			7.99%

(a)         Dividend income from the Bank’s investment in non-marketable stocks of approximately $34 thousand and $3 thousand for the first six months of 2012 and the first six months of 2011, respectively is included in investment income; however, the corresponding average balances are included in other assets.

(b)         The average balance of loans is calculated net of deferred loan fees/costs but includes non-accrual loans, if any, with a zero yield.

The Company’s NII totaled $5.6 million for the six months ended June 30, 2012, down $2.7 million (32%) with the same period in 2011.  This decrease is principally due to reduced discount accretion for loans accounted for under ASC 310-30 as the Bank recognized significant gains on loan payoffs in excess of the loan carry values.   Average earning assets decreased for the six months ended June 30, 2012 by $27.5 million (10%) compared to the six months ended June 30, 2011. Average loan balances increased by $6.5 million (3%) for the first half of 2012 compared to the first half of 2011, principally due to the Merger.  The impact of the decrease in earning assets was further compounded by a concurrent decrease in spread from 6.19% to 4.67%, primarily due to lower loan yields and reduced discount accretion on loans accounted for under ASC 310-30. The overall yield of our loan portfolios declined to 5.92% in the second half of 2012 from 9.02% in the same period in 2011. The decline in loan yields reflected heightened competition for loans, especially commercial loans, in a historically low interest rate environment, in addition to the reduced ASC 310-30 discount amortization. This was exacerbated by a greater portion of our average loan balances being comprised of mortgage loans, which typically have lower yields than most commercial loans, especially when compared with the Company’s legacy commercial loan portfolio in the early part of 2011.

The following table presents the weighted average yield on each category of interest-earning assets, the weighted average rate paid on each category of interest-bearing liabilities, the resulting spread, and the NIM for the periods indicated:

	Six months ended June 30,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(unaudited, in thousands)
Interest-earning assets:
Federal funds sold	$35,591	$43	0.24%	$56,072	$65	0.23%
Deposits with other financial institutions	3,602	12	0.67%	12,091	80	1.33%
Investments(a)	6,461	134	4.17%	11,530	169	2.96%
Loans(b)	196,551	5,790	5.92%	189,996	8,494	9.02%
Total interest-earning assets	242,205	5,979	4.96%	269,689	8,808	6.59%
Non-interest-earning assets	24,528			21,077
Total assets	$266,733			$290,766

Interest-bearing liabilities:
Demand	10,331	4	0.08%	9,828	4	0.08%
Savings and money market	68,739	107	0.31%	57,689	89	0.31%
Certificates of deposit	63,607	186	0.59%	117,469	400	0.69%
FHLB advances and other borrowings	2,752	38	2.78%	52	—	0.00%
Total interest-bearing liabilities	145,429	335	0.46%	185,038	493	0.54%
Non-interest-bearing demand deposits	80,118			68,039
Total funding sources	225,547		0.30%	253,077		0.39%
Non-interest-bearing liabilities	4,024			3,154
Shareholders’ equity	37,162			34,535
Total liabilities and shareholders’ equity	$266,733			$290,766

Excess of interest-earning assets over funding sources	$16,658			$16,612
Net interest income		$5,644			$8,315
Net interest rate spread			4.67%			6.19%
Net interest margin			4.69%			6.22%

(a)         Dividend income from the Bank’s investment in non-marketable stocks of approximately $34 thousand and $3 thousand for the first six months of 2012 and the first six months of 2011, respectively is included in investment income; however, the corresponding average balances are included in other assets.

(b)         The average balance of loans is calculated net of deferred loan fees/costs but includes non-accrual loans, if any, with a zero yield.

The following rate/volume variance table sets forth the dollar differences of interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2012 over 2011			June 30, 2012 over 2011
	Total	Rate	Volume	Total	Rate	Volume
	(unaudited, in thousands)
Interest income:
Federal funds sold/ interest-bearing demand funds	$(10)	$—	$(10)	$(22)	$2	$(24)
Deposits with other financial institutions	(28)	(11)	(17)	(68)	(19)	(49)
Investments	(22)	34	(56)	(35)	47	(82)
Loans	(2,007)	(2,704)	697	(2,704)	(2,903)	199
Net increase (decrease)	(2,067)	(2,681)	614	(2,829)	(2,873)	44

Interest expense:
Interest bearing demand	—	—	—	—	—	—
Savings and money market	23	7	16	18	1	17
Certificates of deposit	(81)	(20)	(61)	(214)	(34)	(180)
FHLB advances and other borrowings	38	19	19	38	19	19
Net increase (decrease)	(20)	6	(26)	(158)	(14)	(144)
Total net increase (decrease)	$(2,047)	$(2,687)	$640	$(2,671)	$(2,859)	$188

Provision for Loan Losses

In order to determine the adequacy of our loan loss allowance to absorb probable future losses, management periodically assesses the need to replenish the Company’s loan loss allowance based on management’s periodic review of the inherent credit risk in our portfolio of loans held for investment.

The Company recorded a $682 thousand and $257 thousand provision for loan losses during the three months ended June 30, 2012 and 2011, respectively, and $267 thousand and $861 thousand during the six months ended June 30, 2012 and 2011, respectively. The increase in the provision was required in the second quarter of 2012 following the addition of $19 million in net new loans.  In comparison, the decrease in the provision for the six month period compared to the same period in the prior year resulted from the decline in loan balances as well as favorable loan migration of loans to lower risk categories.

In the second quarter of 2012, $431 thousand in net loans were charged off, resulting in a total of $537 of net loan charge-offs for the year to date June 30, 2012.  Recoveries, included in net charge-offs, totaling $19 thousand have been received in the three and six months ended June 30, 2012.

Non-Interest Income

Non-interest income increased by $2.6 million and $3.5 million in the second quarter and first six months of 2012 compared to $683 thousand and $1.4 million for the same periods in 2011, respectively.  The increase in non-interest income is primarily due to the addition of the mortgage banking and broker-dealer revenues acquired in the Merger.

The following tables reflect the major components of the Company’s non-interest income for the three and six month periods ending June 30, 2012 compared to the same periods ending June 30, 2011:

	For the Three Months
	Ended June 30,		Variance
	2012	2011	Amount	Percent
	(unaudited, dollars in thousands)

Whole loan sales and warehouse lending fees	$283	$—	$283	—
Advisory income	163	—	163	—
Trading income	674	—	674	—
Mortgage banking, including gain on sale on loans held for sale	977	—	977	—
Earnings on MIMS-1 limited partnership fund	46	—	46	—
Other bank fees and income	205	250	(45)	-18%
Rental income	92	—	92	—
Gain on recovery of acquired loans	170	433	(263)	-61%
Gain on sale of securities	—	—	—	—
Total non-interest income	$2,610	$683	$1,927	282%

	For the Six Months
	Ended June 30,		Variance
	2012	2011	Amount	Percent
	(unaudited, dollars in thousands)

Whole loan sales and warehouse lending fees	$283	$—	$283	—
Advisory income	163	—	163	—
Trading income	674	—	674	—
Mortgage banking, including gain on sale on loans held for sale	977	—	977	—
Earnings on MIMS-1 limited partnership fund	46	—	46	—
Other bank fees and income	359	639	(280)	-44%
Rental income	187	—	187	—
Gain on recovery of acquired loans	305	804	(499)	-62%
Gain on sale of securities	528	—	528	—
Total non-interest income	$3,522	$1,443	$2,079	144%

During the second quarter of 2012, 43% of the Company’s non-interest income was generated by MCM, 37% was generated by our mortgage bank, and 20% was generated by our commercial bank. In comparison, 100% of non-interest income was generated by our commercial bank in the second quarter of 2011.

Revenues from MCM come from three primary sources: trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of bond portfolios for other institutions. In the second quarter of 2012, $1.1 million of the Company’s non-interest income was generated by MCM, 60% of which was related to trading activities.

Non-interest revenues from our mortgage bank arise primarily from the funding and sale of mortgage loans. In the second quarter of 2012, $1.0 million of the Company’s non-interest income was generated by our mortgage bank as a result of these operations being added in the Merger.  Loan sales totaled $74.1 million during the second quarter of 2012

Non-interest revenues from our commercial bank are generated from two primary sources:  gains on the recovery of acquired loans and service charges and fees related to deposit and transaction accounts.  Bank fees income experienced modest declines in the three and six months ended June 30, 2012 compared to the same periods in 2011 due to a two month waiver of deposit service charges subsequent to our core computer conversion.  Amounts recovered from acquired loans, which typically fluctuate due to the nature of the income, decreased $263 thousand (61%) and $499 thousand (62%) for the second quarter and six months ended June 30, 2012 compared to 2011.

Non-Interest Expense

Non-interest expense increased by $1.8 million (39%) during the second quarter of 2012 compared to the same period in 2011 and likewise increased by $2.4 million (29%) for the six months ended June 30, 2012 compared to the same period in 2011. This increase was driven primarily by compensation and benefits and, to a lesser extent, professional fees and infrastructural enhancements (i.e., occupancy and equipment, etc.).

The following table sets forth the components of non-interest expense for the periods indicated:

	For the Three Months
	Ended June 30,		Variance
	2012	2011	Amount	Percent
	(unaudited, dollars in thousands)

Compensation and benefits	$4,356	$2,021	$2,335	116%
Occupancy and equipment	511	316	195	62%
Technology and communication	530	241	289	120%
Professional fees	1,249	768	481	63%
FDIC insurance and regulatory assessments	88	126	(38)	-30%
Amortization of intangibles	97	235	(138)	-59%
Other non-interest expenses	(346)	958	(1,304)	-136%
Total non-interest expense	$6,485	$4,665	$1,820	39%

	For the Six Months
	Ended June 30,		Variance
	2012	2011	Amount	Percent
	(unaudited, dollars in thousands)

Compensation and benefits	$6,643	$3,888	$2,755	71%
Occupancy and equipment	810	744	66	9%
Technology and communication	771	520	251	48%
Professional fees	1,975	1,349	626	46%
FDIC insurance and regulatory assessments	148	188	(40)	-21%
Amortization of intangibles	175	318	(143)	-45%
Other non-interest expenses	322	1,414	(1,092)	-77%
Total non-interest expense	$10,844	$8,421	$2,423	29%

Compensation and Benefits

Compensation and benefits is the largest category of the Company’s non-interest expenses, comprising $4.4 million and $2.0 million of total non-interest expense during the second quarter of 2012 and 2011, respectively.  Similarly, the compensation expense for the first half of 2012 totaled $6.6 million compared to $3.9 million for the same period in 2011.These increases primarily reflected the addition of personnel as a result of the Merger and requisite growth in the Company’s staffing levels to support expansions in our mortgage banking division and, to a lesser extent, broker-dealer. The tables below reflects the Company’s additional personnel following the business combination which added a mortgage banking division and MCM to the operations as well as nearly doubling the commercial banking staff as of June 30, 2012 compared to June 30, 2011.

	Three Months Ended June 30,		Variance
	2012	2011	$	Percent
	(unaudited, in thousands)
Compensation Expense by Operating Segment
Commercial Bank	$2,203	$2,021	$182	9%
Mortgage Bank	1,235	—	1,235	N/A
Total Bank	3,438	2,021	1,417	70%
MCM	904	—	904	N/A
Other	14	—	14	N/A
Total compensation expense	$4,356	$2,021	$2,335	116%

	Six Months Ended June 30,		Variance
	2012	2011	$	Percent
	(unaudited, in thousands)
Compensation Expense by Operating Segment
Commercial Bank	$4,490	$3,888	$602	15%
Mortgage Bank	1,235	—	1,235	N/A
Total Bank	5,725	3,888	1,837	47%
MCM	904	—	904	N/A
Other	14	—	14	N/A
Total compensation expense	$6,643	$3,888	$2,755	71%

	As of June 30,		Variance
	2012	2011	#	Percent
	(unaudited)
Number of Employees by Operating Segment
Commercial Bank	95	51	44	86%
Mortgage Bank	86	—	86	N/A
MCM	40	—	40	N/A
Total employees	221	51	170	333%

Occupancy and Equipment

Occupancy and equipment costs that totaled $511 thousand for the three months ended June 30, 2012, represents an increase of $195 thousand over the $316 thousand for the same period in 2011. Occupancy and equipment costs that totaled $810 thousand for the six months ended June 30, 2012, represents an increase of $66 thousand over the $744 thousand for the same period in 2011. These increases reflect the additional operations from the Merger, including growth in the Company’s infrastructure to support expansion in the mortgage bank and, to a lesser extent, the commercial bank.

Technology and Communication

Technology and communication expenses totaled $530 thousand for the three months ended June 30, 2012, a $289 thousand increase over the $241 thousand incurred during the same period in 2012.  Technology and communication expenses totaled $771 thousand for the six months ended June 30, 2012, a $251 thousand increase over the $520 thousand incurred during the same period in 2012.  Consistent with other categories of expenses, this increase reflected the impact of the Merger, including growth in the Company’s infrastructure to support expansion in the mortgage bank and, to a lesser extent, the commercial bank.

Professional Fees

Professional fees totaled $1.2 million for the three months ended June 30, 2012, a $481 thousand increase over the $768 thousand incurred during the same period in 2012.  Professional fees totaled $2.0 million for the six months ended June 30, 2012, a $626 thousand increase over the $1.3 million incurred during the same period in 2012.  This increase is related to outlays for various strategic initiatives undertaken by the Company, the majority of which related to the Merger.

FINANCIAL CONDITION

Investments

Investment securities available for sale remained consistent at $9.7 million as of June 30, 2012 compared to $9.5 million as of December 31, 2011.  The change reflects $8.2 million in investments acquired in the Merger less the effect of principal pay downs, investment sales and the associated amortization of premiums on securities.       The following schedule provides an overview of the Company’s investment portfolio based on type and carrying value as of the dates indicated:

	June 30, 2012		December 31, 2011
	(unaudited)
	Fair	Percent of	Fair	Percent of
	Value	Total	Value	Total
	(dollars in thousands)
Available for Sale
U.S. government and agency securities:
Debentures	$—	—	$1,518	16.0%
Mortgage-backed securities	8,186	84.7%	1,983	21.0%
Private label mortgage-backed securities	1,478	15.3%	—	—
Municipal Securities	—	—	5,959	63.0%
Totals	$9,664	100.0%	$9,460	100.0%

The estimated weighted average life of the Company’s investment portfolio is approximately five years.

Loans Held for Investment

Gross loans held for investment totaled $288.1 million as of June 30, 2012, an increase of $119.4 million compared to $168.7 million as of December 31, 2011. While $99.9 million of the increase in the gross loans held for investment was added in the Merger, the remaining increase included net loan originations of approximately $19 million.  During the quarter, the Bank was able to expand its lending limits to one borrower based on the increased capital capacity following the Merger, and the Bank also increased the line capacity on a number of borrowers during the quarter.

The table below sets forth the composition of the loan portfolio as of June 30, 2012 and December 31, 2011:

	June 30 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
	Outstanding	of Total	Outstanding	of Total
	(unaudited)
	(dollars in thousands)
Commercial	$96,423	33.5%	$46,474	27.5%
Commercial real estate	144,183	50.0%	98,934	58.6%
Residential multifamily real estate	23,021	8.0%	14,644	8.7%
Residential real estate	8,365	2.9%	709	0.4%
Real estate - construction	2,542	0.9%	35	0.1%
Home equity lines of credit	11,496	4.0%	5,554	3.3%
Other	2,108	0.7%	2,386	1.4%
Total loans, including net loan costs	288,138	100.0%	168,736	100.0%
Allowance for loan losses	(2,085)		(2,355)
Net loans	$286,053		$166,381

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

	Amount Outstanding	Percent of Total Loans

Owner Occupied	$57,869	20.0%

Investor by collateral type:
Industrial	24,132	8.4%
Mixed Use	13,494	4.7%
Office	10,278	3.6%
Retail	28,391	9.9%
Multifamily	10,019	3.5%
Total Investor	86,314	30.0%

Total commercial real estate loans	$144,183	50.0%

Of the Bank’s total loans outstanding as of June 30, 2012, 35% were due in one year or less, 27% were due in one to five years, and 38% were due after five years. As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank. Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.

	June 30, 2012
	Maturing
	Within One	One to Five	After Five
	Year	Years	Years	Total
	(unaudited, in thousands)

Commercial	$59,319	$23,513	$13,592	$96,423
Commercial real estate	33,386	41,837	68,960	144,183
Multifamily real estate	2,580	10,603	9,838	23,021
Residential real estate	609	—	7,756	8,365
Real estate - construction	2,506	—	36	2,542
Home equity lines of credit	2,983	124	8,389	11,496
Other	1,286	522	301	2,108
Total, excluding deferred loan fees	$102,669	$76,597	$108,872	$288,138

Loans with pre-determined interest rates	$5,823	$27,395	$30,943	$64,161
Loans with floating or adjustable rates	96,846	49,202	77,929	223,977
Total	$102,669	$76,597	$108,872	$288,138

Of the gross loans outstanding as of June 30, 2012, approximately 78% had adjustable interest rates. Of these, 48% have interest rates tied to the prime rate and are subject to changes in the rate index immediately when the prime rate is changed. The remaining adjustable rate loans are tied to other indices and subject to periodic adjustment prior to the contract maturity.

Commercial Loans

The Bank offers a variety of commercial loans, including secured and unsecured, term loans and revolving lines of credit, equipment loans and accounts receivable loans. As of June 30, 2012, approximately 94% of commercial loans had adjustable interest rates. Although the Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and ability to service the debt, we also rely on the liquidation of the underlying collateral as a secondary payment source, where applicable. Should the borrower default and the Bank foreclose on the assets held as collateral, we may not be able to recover the full amount of the loan.

Commercial Real Estate/Real Estate - Construction Loans

The Bank’s real estate loans are secured primarily by commercial properties.  Approximately 83% of real estate loans have interest rates that are adjustable during the term of the loan. Approximately 47% of the real estate loans in these categories have a remaining maturity between five and ten years. As of June 30, 2012, the average original loan to value ratio was approximately 52%, with no individual loan to value ratio exceeding 79%. The weighted average debt service coverage ratio (DSCR) was 2.09. (DSCR is derived as cash available for debt servicing to principal and interest payments.)

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

Residential Multifamily Real Estate Loans

Residential multifamily real estate loans generally involve a greater degree of credit risk than residential real estate loans due to the reliance on the successful operation of the project. This loan type is sensitive to adverse economic conditions.

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

Home Equity Lines of Credit Loans

A home equity line of credit has an adjustable interest rate and provides the borrower with a line of credit based on the appraised value of the borrower’s property at the time of origination. There were no individual home equity line of credit loans with loan to value ratios exceeding 79% as of June 30, 2012.

Other Loans

Other loans consist of consumer loans that generally have higher interest rates than mortgage loans. The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral. Other loans consist of education loans, vehicle loans and other secured and unsecured loans as well as overdrafts that have been made for a variety of consumer purposes.

Loans Held for Sale

The following table provides the activity for loans held for sale for the period indicated.

June 30, 2012
(unaudited)
(in thousands)

Originated by the Bank (at fair value)	$65,134
Purchased from other financial institutions:
Carried at fair value	5,443
Total loans held for sale at fair value	70,577
Purchased from other financial institutions:
Carried at cost	327
$70,904

The Bank records all of its loans originated for sale at fair value.  Also, all loans that are both purchased and hedged are carried at fair value. Purchased loans that are carried at fair value are hedged for purposes of managing interest rate risk. To this end, the Bank had forward sale contracts to sell all of its purchased loans carried at fair value as of June 30, 2012 to BOMC, who in turn, had forward sale contracts to sell these loans to external counterparties.  Loans originated by the Bank and held for sale typically are sold within 30 days after origination and are carried at fair value.

Mortgage Servicing Rights

We recognize MSRs as assets when we retain the obligation to service single family residential loans upon sale. MSRs are subject to declines in value principally from actual or expected prepayment of the underlying loans and defaults.

The following table summarizes activity in MSRs for the periods indicated:

For the Three and Six Months Ended
June 30, 2012
(unaudited, in thousands)

Balance at the beginning of the period	$—
Additions resulting from:
Acquired in Merger	1,877
Loans sold with servicing retained	582
Changes in fair value due to:
Time and payoffs	(35)
Changes in assumptions	(257)
Balance at the end of the period	$2,167

Unpaid principal balance of loans serviced for others at June 30, 2012	$216,653

The fair value of MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions.

The fair value of MSRs and significant inputs to the valuation model as of June 30, 2012 are shown in the table below. The expected and actual rates of mortgage loan prepayments are significant factors driving the fair value. Management uses an internal model to estimate future residential loan prepayments.

June 30, 2012
(unaudited)
Mortgage servicing rights as a % of associated mortgage loans	1.00%
Discount rate	10.50%
Total prepayment speeds	13.10%
Expected weighted average life (years)	5.97
Weighted average servicing fee	0.27%

The following table reflects the sensitivity test performed by the Company to evaluate the estimated impact of potential changes in economic factors on the fair value of its MSRs. The Company has identified two key criteria to test: 1) changes in the discount rate due to potential changes in market yield assumptions, and 2) changes in prepayment speeds as a result of potential changes in interest rates.  Test results related to prepayment speeds were predicated on one-percent movements in U.S. Treasury 10-year yields which, in turn, were assumed to result in a 0.50% change in interest rates for new loans. The prepayment incentive or disincentive arising from a plus or minus 0.50% change in rates for new loans was the key factor in deriving projected prepayment speeds for the remaining life of the underlying loans.

	June 30, 2012
	(unaudited, dollars in thousands)
	Change In Prepayment Speed Due to a 0.5% Change in Interest Rates		Change in Discount Rate
Sensitivity test criteria	- 0.50%	+ 0.50%	-1.00%	1.00%

Resulting values	$1,779	$2,503	$2,246	$2,094
Increase/(Decrease) in value from book value at June 30, 2012	$(388)	$336	$79	$(73)
Increase/(Decrease) in value from book value at June 30, 2012	-17.9%	15.5%	3.6%	3.4%

The results of this test are estimates based on hypothetical scenarios, whereby each criterion is modeled in isolation.  In reality, changes in one factor might result in changes in several other factors, some of which may not have been included in this analysis. As a result, actual future changes in MSR values may differ significantly from those displayed below.

The book value of our MSRs reflects their fair value and not their market value, which may be higher or lower given current market conditions and could change favorably or unfavorably in the future.

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

The following table summarizes off balance sheet commitments and contingent obligations as of the period indicated:

	As of
	June 30, 2012	December 31, 2011
	(unaudited, in thousands)

Commitments to extend credit	$75,957	$22,799
Standby letters of credit	864	694
Total commitments	$76,821	$23,493

As of June 30, 2012, the Bank also had off-balance sheet risk in the form of rate lock commitments and commitments to purchase loans from other institutions at specific prices in the notional amount of $120.0 million and forward sale commitments recorded at fair value in the notional amount of $182.1 million.

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

The Company’s non-performing assets as of June 30, 2012 and December 31, 2011 consisted of non-performing loans and one OREO property with a carrying value of $3.6 million as of June 30, 2012 and December 31, 2011. The table below reflects the Company’s non-performing loans as of June 30, 2012 and December 31, 2011. These loans are also considered impaired and have been placed on non-accrual status.

Non-accrual Loans

	June 30, 2012	December 31, 2011
	(unaudited)
	(in thousands)
Commercial	$1,758	$2,145
Commercial real estate	314	—
Residential multifamily real estate	—	—
Residential real estate	190	244
Real estate - construction	—	—
Home equity lines of credit	20	—
Other	21	59
Total	$2,303	$2,448

Troubled Debt Restructurings

As of June 30, 2012 and December 31, 2011, the Company had TDRs totaling $2.2 and $2.4 million, respectively, as presented in the following tables. As provided for in U.S. GAAP, TDRs modified prior to the Merger and accounted for under ASC 301-30 are not included in these disclosures.

	As of and for the Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Lost
	Number of	Recorded	Recorded	Foregone	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited in thousands except for number of contracts)
Commercial	3	$2,285	$1,929	$—	$13
Residential real estate	1	250	250	—	—
Home equity lines of credit	1	20	18	—	—
Other	1	19	17	—	—
	6	$2,574	$2,214	$—	$13

	As of and for the Year Ended December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Lost
	Number of	Recorded	Recorded	Foregone	Interest
	Contracts	Investment	Investment	Principal	Income
	(in thousands except for number of contracts)
Commercial	5	$2,549	$2,141	$—	$19
Residential real estate	1	250	250	—	—
	6	$2,799	$2,391	$—	$19

Troubled debt modification activity during the income statement periods is presented in the following tables for those loan categories for which the TDR activity occurred during the periods ended:

	For the Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification		Lost
	Number of	Outstanding Recorded	Outstanding Recorded	Forgiven	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited, in thousands)
Home equity lines of credit	1	$21	$21	—	1
Other	1	22	22	—	1
Total	2	$43	$43	$—	$2

	For the Six Months Ended June 30, 2011
		Pre-Modification	Post-Modification		Lost
	Number of	Outstanding Recorded	Outstanding Recorded	Forgiven	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited, in thousands)
Commercial	1	$800	$800	$—	$—
Commercial real estate	1	213	213	—	—
Total	2	$1,013	$1,013	$—	$—

As depicted in the tables above, there was no principal forgiven on troubled debt restructurings in 2012 or 2011. In addition, there were no troubled debt restructuring re-defaults that occurred in 2012 or 2011, and there were no commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011.

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

The following tables present the reconciliation of the activity in the allowance for loan losses by portfolio segment as well as the impairment method allocation of the allowance by portfolio segment and the balances of loans by portfolio segment for the periods presented:

	Six Months Ended June 30,
	2012					2011
	Beginning			Provision	Ending	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(Reduction)	Balance	Balance	Charge-offs	Recoveries	(Reduction)	Balance
	(unaudited, in thousands)					(unaudited, in thousands)
Allowance for loan losses:
Commercial	$1,813	$(513)	$2	$169	$1,471	$748	$(508)	$—	$491	$731
Commercial real estate	355	—	—	164	519	288	—	—	45	333
Construction real estate	—	—	—	1	1	—	—	—	45	45
Residential 1-4 family real estate	28	(13)	—	(15)	—	44	(60)	—	52	36
Residential multi-family real estate	46	—	—	17	63	54	—	—	—	54
Home equity lines of credit	47	—	—	(31)	16	44	—	—	—	44
Other	66	(30)	17	(38)	15	—	(68)	—	228	160
Total	$2,355	$(556)	$19	$267	$2,085	$1,178	$(636)	$—	$861	$1,403

	Three Months Ended June 30,
	2012					2011
	Beginning			Provision	Ending	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(Reduction)	Balance	Balance	Charge-offs	Recoveries	(Reduction)	Balance
	(unaudited, in thousands)					(unaudited, in thousands)
Allowance for loan losses:
Commercial	$1,396	$(434)	$2	$507	$1,471	$1,167	$(195)	$—	$(241)	$731
Commercial real estate	358	(1)	—	162	519	108	—	—	225	333
Construction real estate	1	—	—	—	1	48	—	—	(3)	45
Residential 1-4 family real estate	16	(13)	—	(3)	—	27	(59)	—	68	36
Residential multi-family real estate	43	—		20	63	32	—	—	22	54
Home equity lines of credit	13	—	—	3	16	19	—	—	25	44
Other	7	(2)	17	(7)	15	5	(6)	—	161	160
Total	$1,834	$(450)	$19	$682	$2,085	$1,406	$(260)	$—	$257	$1,403

June 30, 2012

					Residential	Home equity
		Commercial	Construction	Residential	multi-family	lines of
	Commercial	real estate	real estate	real estate	real estate	credit	Other	Total
	(unaudited, in thousands)

Allowance as of June 30, 2012 allocated to:
Individually evaluated for impairment	$568	$38	$—	$—	$—	$—	$—	$606
Collectively evaluated for impairment	903	481	1	—	63	16	15	1,479
Loans under ASC 310-30	—	—	—	—	—	—	—	—
Totals	$1,471	$519	$1	$—	$63	$16	$15	$2,085

Loans as of June 30, 2012:
Individually evaluated for impairment	$1,758	$314	$—	$—	$—	$210	$21	$2,303
Collectively evaluated for impairment	77,625	37,039	36	1,323	7,173	11,286	1,860	136,342
Loans under ASC 310-30	17,040	106,830	2,506	7,042	15,848	—	227	149,493
Totals	$96,423	$144,183	$2,542	$8,365	$23,021	$11,496	$2,108	$288,138

December 31, 2011:

					Residential	Home equity
		Commercial	Construction	Residential	multi-family	lines of
	Commercial	real estate	real estate	real estate	real estate	credit	Other	Total
	(in thousands)
Allowance as of December 31, 2011 allocated to:
Individually evaluated for impairment	$627	$—	$—	$—	$—	$—	$—	$627
Collectively evaluated for impairment	876	355	—	75	46	—	66	1,418
Loans under ASC 310-30	310	—	—	—	—	—	—	310
Totals	$1,813	$355	$—	$75	$46	$—	$66	$2,355

Loans as of December 31, 2011:
Individually evaluated for impairment	$2,145	$—	$—	$—	$—	$244	$59	$2,448
Collectively evaluated for impairment	29,044	26,705	35	244	5,164	5,310	2,114	68,616
Loans under ASC 310-30	15,285	72,229	—	465	9,480	—	213	97,672
Totals	$46,474	$98,934	$35	$709	$14,644	$5,554	$2,386	$168,736

Other Receivables

At June 30, 2012 the Company had other receivables of approximately $10.5 million.  This balance consists primarily of $9.5 million in cash settlements due from the sale of mortgage loans and $1.0 million due from other broker dealers related to transactions conducted by the Company’s broker dealer subsidiary.  Both of these activities resulted from the Merger so these receivables did not exist at December 31, 2011.

Deposits and Borrowed Funds

Deposits are the Bank’s primary source of funds. The following table sets forth the amount of deposits outstanding by category at June 30, 2012, excluding CD purchase premiums of $222 thousand, and at December 31, 2011 and the net changes between the two periods:

	June 30,	December 31,	Variance
	2012	2011	Dollars	Percent
	(unaudited)
	(in thousands)

Deposit Classifications:
Non-interest bearing deposits	$125,896	$70,188	$55,708	79.4%
Interest bearing demand	15,703	10,480	5,223	49.8%
Savings and money market	111,246	62,678	48,568	77.5%
Certificate of deposit $100,000 and over	41,569	25,949	15,620	60.2%
Certificate of deposit less than $100,000	76,787	31,857	44,930	141.0%
Total deposits	$371,201	$201,152	$170,049	84.5%

While balances increased overall due to the Merger, the deposit mix remained consistent as of June 30, 2012 compared to the mix as of December 31, 2011.  As of June 30, 2012, 34% of the Company’s deposits were non-interest-bearing demand deposits, stable from the ratio of 35% as of December 31, 2011. Likewise, savings and money market accounts represented 30% of the Company’s deposits as of June 30, 2012, compared to 31% as of December 31, 2011.  Time deposits declined slightly to 32% of total deposits compared to 36% as of December 31, 2011.

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

As of June 30, 2012, certificates of deposit comprised 32% of the Company’s total deposits, of which 61% had balances of $100,000 or more and 50% had maturities of three months or less.

	As of June 30, 2012
	Less than $100,000	Greater Than or Equal to $100,000	Total
	(unaudited, in thousands)
Three months or less	$24,699	$34,571	$59,270
Over three and through twelve months	19,239	23,115	42,354
Over twelve months	1,702	15,030	16,732
Total	$45,640	$72,716	$118,356

Approximately 47% of the Company’s time deposits were generated organically, most of which mature in 2012. The following table reflects the remaining scheduled maturities of the Company’s time deposits by calendar year and source as of June 30, 2012 including the purchase premiums of $222 thousand that remains from the business combination described in Note 2:

	Time Deposit Maturities by Funding Source As Of June 30, 2012
	Organic (a)	Listed (b)	Broker(c)	CDARS (d)	Total
	(unaudited, in thousands)

2012	$30,911	$6,898	$29,279	$15,000	$82,088
2013	19,893	3,347	1,787	—	25,027
2014	3,728	530	—	—	4,258
2015	1,335	516	—	—	1,851
2016	241	4,486	—	—	4,727
2017	5	400	—	—	405
Total	$56,113	$16,177	$31,066	$15,000	$118,356

(a) Organic deposits are deposits held by the Company’s commercial and retail banking customers.

(b) Listed deposits are deposits held by other financial institutions.

(c) Broker deposits are certificates of deposit purchased from a broker acting as an agent for depositors.

(d) CDARS are deposits sourced through Certificate of Deposit Account Registry Service.

The Bank has a $95.7 million borrowing capacity with the FHLB at June 30, 2012, which is collateralized by loans with principal balances of $173.9 million and securities with a fair value of $6.7 million as determined by the FHLB.  The carrying amount of advances outstanding at June 30, 2012 and December 31, 2011 totaled $19.7 million and $0, respectively.  Balances at June 30, 2012 consist of open advances totaling $15.0 million and a term advance with a carrying amount of $4.7 million maturing on June 27, 2013, with interest payable semi-annually at a contractual rate of 4.38%.  The following table provides the detail of the Company’s advances.

Principal	Interest
Amount	Rate	Type	Maturity Date
(unaudited, dollars in thousands)

$4,500	4.38%	Fixed	6/27/2013
$4,500

In addition, at June 30, 2012, the Bank has a $1.3 million mortgage on a branch location with interest-only payments at a contractual rate of 5%, due in full on April 5, 2021.  The Company also has related party credit facility with a balance outstanding of $5 million as of June 30, 2012.  Details about this credit facility, which was acquired by the Company as part of the Merger, are included in Note 8 of the accompanying Notes to Consolidated Financial Statements.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of June 30, 2012, the Company and the Bank exceeded all applicable capital adequacy requirements to be considered “well capitalized” under generally applicable regulatory guidelines.

Under the Federal Reserve Board’s guidelines, Bancorp is a “small bank holding company” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis required to be considered “well capitalized” under generally applicable regulatory guidelines as of June 30, 2012.

The following table sets forth the regulatory capital ratios for the Bank and Company as of June 30, 2012:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company
Total Capital (risk-weighted assets)	$43,760	11.80%	$29,663	8.00%	$37,079	10.00%
Tier 1 Capital (risk-weighted assets)	$41,545	11.20%	$14,832	4.00%	$22,247	6.00%
Tier 1 Leverage Capital (average assets)	$41,545	15.38%	$10,803	4.00%	$13,504	5.00%

Bank
Total Capital (risk-weighted assets)	$44,797	12.56%	$28,541	8.00%	$35,676	10.00%
Tier 1 Capital (risk-weighted assets)	$42,582	11.94%	$14,271	4.00%	$21,406	6.00%
Tier 1 Leverage Capital (average assets)	$42,582	14.72%	$11,572	4.00%	$14,465	5.00%

BOMC is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At June 30, 2012, BOMC had net capital of $795 thousand, which was $695 thousand in excess of its required net capital of $100,000.  BOMC’s net capital ratio was 0.95 to 1.

Liquidity and Liquidity Management

The adequacy of the Company’s liquidity is favorably reflected in its interest-bearing overnight deposit balances at a level that would cushion unexpected increases in loans or decreases in customer deposits. For the three and six months ended June 30, 2012, we had average balances of $36.7 million and $35.5 million, respectively, in interest-bearing overnight deposit balances, representing 14% and 15%, respectively, of our average interest-earning assets.

As of June 30, 2012 and December 31, 2011, liquid assets(3) represented 9% and 25% of our total deposits, respectively. The ratio at June 30, 2012 declined significantly following the deposits added in the Merger; however, the ratio is deemed adequate for managing the Company’s liquidity when coupled with other funds available to the Company. These secondary sources of liquidity include the previously noted borrowing capacity at the FHLB as well as lines of credit.  The Company has lines of credit totaling $17 million for obtaining overnight funds from correspondent banks.  These lines are subject to availability and have restrictions as to the number of days funds can be used each month.

The Bank monitors concentrations of funds which are provided by a single investor or from a single related source on a monthly basis to assist in its assessment of liquidity. As of June 30, 2012 there were nine relationships representing approximately 16% of the Company’s total deposits, excluding brokered and CDARS deposits. None of these relationships holds deposits in excess 10% of the Company’s total deposits, excluding brokered and CDARS deposits.

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

The Company’s management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of June 30, 2012, and appropriate steps have been taken to improve these controls and procedures.  We believe that the consolidated financial statements included in this Form 10-Q fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting in the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

If we were to sell our mortgage servicing portfolio, we may realize a material loss in the current market.

The book value of our MSRs reflects their fair value, not their market value. Given current market conditions, we likely would realize a material loss if we were to sell our servicing portfolio in the current market. Market conditions could change favorably or unfavorably in the future.

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

Proposed regulatory rules could affect the Company.

The federal bank regulatory agencies recently issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. The proposed changes, if implemented, would be phased in from 2013 through 2019. Management is currently assessing the effect of the proposed rules on the Company and the Bank’s capital position. Community bank associations are currently discussing their concerns with the regulatory agencies regarding the additional regulatory burdens the proposals would place on community banks.

Recently enacted legislation allows us to deregister under the Exchange Act, which would result in a reduction in the amount and frequency of publicly-available information about us.

Recently enacted legislation called the Jumpstart Our Business Startups Act may allow us to terminate the registration of our common stock under the Exchange Act. If we decide to deregister our common stock under the Exchange Act, it would enable us to save significant expenses relating to our public disclosure and SEC reporting requirements under the Exchange Act.  However, a deregistration of our common stock also would result in a reduction in the amount and frequency of publicly-available information about the Company and the Bank because we would no longer be required to file Exchange Act reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements.  Our common stock is quoted on the OTC Bulletin Board, which does not require Exchange Act registration or that we meet the reporting requirements of the Exchange Act.  So our common stock could continue to trade on the OTC Bulletin Board following deregistration, but there is no assurance that it would continue to do so.  In addition, the Company and the Bank make regulatory filings that are available at http://www.ffiec.gov and https://cdr/ffiec.gov, respectively, which would continue to be available after the Exchange Act deregistration.

If we cannot maintain effective disclosure controls, we may not be able to accurately report our financial results on a timely basis.

We have identified certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. We cannot be certain that our efforts to improve our disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

Not Applicable.

Item 4 —Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit Number	Index to Exhibits
10.1

Form of Indemnification Agreement by and between Manhattan Bancorp and its directors and certain officers, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 1, 2012.

10.2

Form of Indemnification Agreement by and between Bank of Manhattan, N.A. and its directors and certain officers, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 1, 2012.

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

MANHATTAN BANCORP

Date:	October 16, 2012	/s/ Terry L. Robinson
Terry L. Robinson

Chief Executive Officer
(Principal Executive Officer)

Date:	October 16, 2012	/s/ Curt A. Christianssen
Executive Vice President and Chief Financial Officer (Principal Financial and
Accounting Officer)