Form 10-Q
period 2012-09-30
Manhattan Bancorp
filed 2012-11-13
CIK 1387632

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 12,186,143 shares of the issuer’s common stock outstanding.

Manhattan Bancorp

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$7,881	$6,779
Federal funds sold/interest bearing demand funds	50,560	38,756
Total cash and cash equivalents	58,441	45,535
Time deposits - other financial institutions	1,105	3,952
Investment securities - available for sale, at fair value	9,041	9,460
Loans held for sale, at fair value	75,745	—
Loans held for sale, at lower of cost or fair value	325	—
Loans held for investment	279,048	168,736
Allowance for loan losses	(1,598)	(2,355)
Net loans held for investment	277,450	166,381
Total loans, net	353,520	166,381
Premises and equipment, net	9,403	4,201
Federal Home Loan Bank and Federal Reserve stock	3,619	1,986
Goodwill	7,396	—
Core deposit intangible	2,710	1,863
Other real estate owned	3,581	3,581
Investment in limited partnership fund	6,492	—
Mortgage servicing rights	3,402	—
Accrued interest receivable	851	675
Other receivables	400	—
Other assets	9,371	1,750
Total assets	469,332	239,384

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	147,761	70,188
Interest bearing:
Demand	15,688	10,480
Savings and money market	117,935	62,678
Certificates of deposit equal to or greater than $100,000	68,231	25,949
Certificates of deposit less than $100,000	24,149	31,857
Total deposits	373,764	201,152
FHLB advances and other borrowings	30,965	—
Accrued interest payable and other liabilities	9,605	3,044
Total liabilities	414,334	204,196

Stockholders’ equity
Serial preferred stock - no par value; 10,000,000 shares authorized; issued and outstanding: none in 2012 and 2011	—	—
Common stock - no par value; 30,000,000 authorized; issued and outstanding: 12,186,433 in 2012 and 358 in 2011	—	—
Additional paid in capital	59,586	36,006
Accumulated other comprehensive income	136	483
Accumulated defecit	(4,763)	(3,992)
Total stockholders’ equity	54,959	32,497
Non-controlling interest	39	2,691
Total equity	54,998	35,188

Total liabilities and stockholders’ equity	$469,332	$239,384

The accompanying notes are an integral part of these financial statements

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Interest income
Interest and fees on loans	$5,086	$3,428	$10,876	$11,922
Interest on investment securities	45	81	178	251
Interest on federal funds sold	18	30	62	93
Interest on time deposits-other financial institutions	5	21	17	100
Total interest income	5,154	3,560	11,133	12,366

Interest expense
NOW, money market and savings	139	52	250	144
Time deposits	161	115	347	515
FHLB advances and other borrowed funds	126	—	164	—
Total interest expense	426	167	761	659

Net interest income	4,728	3,393	10,372	11,707

Provision for allowance for loan losses	112	3,019	379	3,076

Net interest income after provision for loan losses	4,616	374	9,993	8,631

Non-interest income
Whole loan sales and warehouse lending fees	315	—	598	—
Advisory income	607	—	771	—
Trading income	2,276	—	2,950	—
Mortgage banking, including gain on sale on loans held for sale	8,665	—	9,643	—
Earnings on MIMS-1 limited partnership fund	191	—	236	—
Other bank fees and income	283	323	642	828
Rental income	62	—	248	11
Gain on recovery of acquired loans	335	1,554	640	1,554
Gain on sale of securities	1	—	529	—
Total non-interest income	12,735	1,877	16,257	2,393

Non-interest expenses
Compensation and benefits	10,039	1,542	16,682	5,430
Occupancy and equipment	1,024	355	1,834	1,099
Technology and communication	971	376	1,741	963
Professional fees	1,067	585	3,042	1,847
FDIC insurance and regulatory assessments	184	37	332	226
Amortization of intangibles	135	78	310	396
Other non-interest expenses	1,300	225	1,622	1,565
Total non-interest expenses	14,720	3,198	25,563	11,526

Income (loss) before income taxes	2,631	(947)	687	(502)

Provision for income taxes	4	20	19	(7)

Net income (loss)	2,627	(967)	668	(495)
Less: Net income attributable to the non-controlling interest	35	—	39	—
Net income (loss) attributable to common stockholders of Manhattan Bancorp	$2,592	$(967)	$629	$(495)

Weighted average number of shares outstanding (basic and diluted)	12,192,013	8,195,469	9,975,436	8,195,469

Basic and diluted earnings (loss) per share	$0.21	$(0.12)	$0.06	$(0.06)

The accompanying notes are an integral part of these financial statements

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$2,592	$(967)	$629	$(495)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains arising during periods	123	76	156	238
Less: reclassification adjustment for gains included in net income	—	—	(529)	—
Other comprehensive income (loss):	123	76	(373)	238
Comprehensive income (loss)	$2,715	$(891)	$256	$(257)

The accompanying notes are an integral part of these financial statements

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Changes in Total Equity

For the Nine months Ended September 30, 2012

(Unaudited, dollars in thousands)

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2011	358	$—	$36,006	$(3,992)	$483	$2,691	$35,188
Merger of entities under common control on May 31, 2012	(358)	—	3,733	(1,400)	26	(2,691)	(332)
Issuance of common stock to accounting acquirer in business combination	8,195,469	—	—	—	—	—	—
Cancellation of restricted stock	(6,667)
Transfer of legal acquirer’s common stock in business combination	3,997,631	—	19,823	—	—	—	19,823
Share-based compensation expense	—	—	24	—	—	—	24
Unrealized loss on investment securities, net of reclassification of realized gains of $529	—	—	—	—	(373)	—	(373)
Net income	—	—	—	629	—	39	668
Balance at September 30, 2012	12,186,433	$—	$59,586	$(4,763)	$136	$39	$54,998

The accompanying notes are an integral part of these financial statements

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the Nine Months Ended,
	September 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$668	$(495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Proceeds from sales and principal reductions of mortgage loans held for sale	344,176	—
Originations and purchases of mortgage loans held for sale	(332,330)	—
Net gains on sales of loans held for sale	(10,811)	—
Net mark to market on mortgage loans held for sale	(716)	—
Net increase in mortgage servicing asset	(1,526)	—
Provision for loan losses	379	3,076
Net accretion (amortization) of discount/premium on securities	(446)	177
Net gains on sales of securities available for sale	(529)	—
Earnings on limited partnership fund	(236)	—
Depreciation and amortization	523	361
Amortization of core deposit intangibles	310	396
Stock-based compensation expense	24	30
Net decrease in other assets	5,567	2,069
Net increase in other liabilities	1,513	127
Net cash provided by operating activities	6,566	5,741

Cash flows from investing activities
Net (increase) decrease in loans held for investment	(11,477)	44,873
Decrease in time deposits - other financial institutions	2,847	11,419
Proceeds from principal payments and maturities of investment securities	4,605	3,448
Proceeds from the sale of investment securities	5,029	—
Investment in limited partnership fund	(3,500)	—
Redemption of Federal Reserve and Federal Home Loan Bank stock	(101)	279
Purchase of premises and equipment	(192)	(142)
Transactions with affiliates	(331)	—
Net cash acquired in business combination (see Note 2)	21,550	—
Net cash provided by investing activities	18,430	59,877

Cash flows from financing activities
Net decrease in deposits	(27,021)	(63,426)
Net increase (decrease) in borrowings	14,931	(11,950)
Net cash used in financing activities	(12,090)	(75,376)

Net increase (decrease) in cash and cash equivalents	12,906	(9,758)

Cash and cash equivalents at beginning of period	45,535	74,178
Cash and cash equivalents at end of period	$58,441	$64,420

Supplementary information:
Interest paid	$365	$520
Income taxes paid	$19	$14

The accompanying notes are an integral part of these financial statements

Manhattan Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Manhattan Bancorp (the “Bancorp”) is a bank holding company organized under the laws of the state of California. Its principal subsidiary, Bank of Manhattan, N.A. (the “Bank”), is a national banking association headquartered in the South Bay area of Southern California that offers relationship banking services and residential mortgages to entrepreneurs, family-owned and closely-held middle market businesses, real estate investors and professional service firms. Deposits with the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable limits of the law. The Bank is a member bank of the Federal Reserve System. Through its wholly-owned subsidiary, MBFS Holdings, Inc. (“MBFS”), Manhattan Bancorp also indirectly owned until November 7, 2012 a 70% interest in Manhattan Capital Markets LLC (“MCM”), which, either directly or through its wholly-owned subsidiaries, generates revenues primarily from trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of bond portfolios of other institutions.  As discussed in more detail in Note 16, the Bancorp sold its entire interest in MBFS, including its indirect interest in MCM, on November 7, 2012.

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiaries, the Bank and MBFS Holdings, collectively referred to as the “Company.” All material intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to U.S. GAAP. In the opinion of Management, all adjustments considered necessary for a fair presentation of results for the interim periods presented have been included. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s 2011 Annual Report on Form 10-K and the Company’s Registration Statement on Form S-4/A dated April 30, 2012. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Recent Accounting Pronouncements

The following accounting pronouncements applicable to the Company were recently issued or became effective during the nine months ended September 30, 2012:

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Generally, the accrual of interest on loans is discontinued when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectable. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal for a period of at least nine months and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

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

Acquired Loans

Acquired loans are recorded at fair value at the date of acquisition and include both nonperforming loans with evidence of credit deterioration since their origination date and performing loans with no such credit deterioration. The Company is accounting for a significant majority of the loans, including loans with evidence of credit deterioration acquired in the Merger in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly known as Statement of Position (“SOP”) 03-3. In accordance with ASC 310-30, the Company has pooled performing loans at the date of purchase. The loans were aggregated into pools based on the common risk characteristics.

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

Troubled Debt Restructurings

A TDR is a loan for which the Company grants a concession to the borrower that the Company would not otherwise consider due to a borrower’s financial difficulties. A loan’s terms which may be modified or restructured due to a borrower’s financial difficulty include, but are not limited to, a reduction in the loan’s stated interest rate below the market rate for a borrower with similar credit characteristics, an extension of the loan’s maturity, and/or a reduction in the face amount of the debt. The amount of a debt reduction, if any, is charged off at the time of restructuring. For other concessions, a specific reserve typically is recorded for the difference between the loan’s book value and the present value of the TDR’s expected future cash flows discounted at the loan’s original effective interest rate. This specific reserve is accreted into interest income over the expected remaining life of the TDR using the interest method. TDRs typically are placed on non-accrual status until a sustained period of repayment performance, usually nine months or longer. However, the borrower’s performance prior to the restructuring, or other significant events at the time of restructuring, may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.  Subsequent to being restructured, a TDR may be classified “substandard” or “doubtful” based on the borrower’s repayment performance as well as any other changes in the borrower’s creditworthiness. Loans that were paid current at the time of modification may be upgraded in their classification after a sustained period of repayment performance. TDRs are identified separately for impairment disclosures and are measured at the present value of estimated future cash flows discounted at the loan’s effective rate at the time of restructuring. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For any TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Goodwill

Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Any excess of the purchase price over the estimated fair value is recorded as goodwill.  Goodwill is not amortized for book purposes, although it is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the Company must proceed with step two.  In step two the implied fair value of goodwill, defined as the excess of fair value of the reporting unit over the fair values of the assets and liabilities of the reporting unit as they would be determined in an acquisition, is estimated.  If the carrying amount of the goodwill is more than its implied fair value, it is impaired and an impairment charge must be recognized. The test for potential impairment of goodwill must be conducted at least annually, which the Company will conduct such test as of September 30 of each year beginning in the year following the recording of goodwill.

Core Deposit Intangible

The Company has a premium on acquired deposits which represents the intangible value of deposit relationships resulting from deposit liabilities assumed in the Merger.  Core deposit intangible assets are amortized over five to seven years.  The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.  If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.  The balance of core deposit intangibles, net of accumulated amortization at September 30, 2012 and December 31, 2011 is $2.7 million and $1.9 million, respectively.  Amortization expense for the nine months ended September 30, 2012 and 2011 totaled $310 thousand and $396 thousand, respectively.  Amortization expense for the three months ended September 30, 2012 and 2011 totaled $135 thousand and $78 thousand, respectively. Amortization of core deposit intangibles, totaling approximately $540 thousand per year, is expected to continue until fully amortized in 2017.

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

The Company is required to establish a valuation reserve to cover the potential loss of these benefits, primarily due to its net loss since inception. Therefore, a valuation allowance was recorded for the entire amount of the Company’s deferred tax asset at September 30, 2012 and December 31, 2011.

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

Prior to the Merger the statement of operations reflect only the operations of PBB.  Following the Merger, the statements of operations reflect the operations of both PBB and the Company.  The number of shares issued and outstanding, additional paid-in capital and all references to share quantities of the Company in these notes have been retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Merger, while PBB’s historical equity is being carried forward.  Acquisition costs incurred during the nine months ended September 30, 2012 totaled approximately $1.2 million attributable to the Merger and have been included in professional fees in the statements of operations in 2012.  Additionally, the Company incurred severance costs related to the Merger that totaled $1.4 million during the nine months ended September 30, 2012.

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

The following supplementary pro forma information is provided in accordance with ASC 805:

	Revenues (interest income)	Net income (loss)
	(unaudited, in thousands)

Acquired entity actual January 1, 2012 through May 31, 2012	$3,419	$(2,992)

Supplemental pro forma combined for:
January 1, 2012 to September 30, 2012	$14,552	$(1,176)
January 1, 2011 to September 30, 2011	$16,768	$(5,118)

The pro forma information for 2012 was adjusted to exclude approximately $1.2 million of acquisition costs incurred in 2012; such costs were included in the 2011 pro forma information above.

Note 3.                                 INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The following table sets forth the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses as of September 30, 2012, and December 31, 2011.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited, in thousands)
September 30, 2012
Available-for-sale securities:
U.S. government and agency securities:
Residential mortgage-backed securities	$7,532	$90	$—	$7,622
Private label mortgage-backed securities	1,373	46	—	1,419
Total available-for-sale securities	$8,905	$136	$—	$9,041

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011:
Available-for-sale securities:
U.S. government and agency securities:
Debentures	$1,517	$1	$—	$1,518
Residential mortgage-backed securities	1,941	42	—	1,983
Municipal Securities	5,492	467	—	5,959
Total available-for-sale securities	$8,950	$510	$—	$9,460

An increase in unrealized gains and losses on available-for-sale securities of $123 thousand is included in accumulated other comprehensive income for the three month period ended September 30, 2012, while a decrease in unrealized gains and losses on available-for-sale securities of $373 thousand is included in accumulated other comprehensive income for the nine month period ended September 30, 2012.  During the nine months ended September 30 2012, the Company sold $4.5 million in securities at a gain of $529 thousand.  There were no sales during 2011.

Securities with a fair value of $6.2 million and $7.2 million as determined by the Federal Home Loan Bank of San Francisco (“FHLB”) at September 30, 2012 and December 31, 2011, respectively, were pledged to secure borrowings from the FHLB. At September 30, 2012, two private label mortgage-backed securities (“MBS”) acquired in the Merger totaling $1.2 million were issued by one issuer.  At September 30, 2012, the Company’s private label MBS, comprised of five securities totaling $1.4 million, had a net unrealized gain of $46 thousand. Of these, two securities totaling $1.2 million were rated below investment grade and had an unrealized gain of $45 thousand.

In estimating other-than-temporary losses, management considers among other things (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Any intra-period decline in the market value of the Company’s investment securities during 2012 or 2011 was attributable to changes in market rates of interest rather than credit quality. Accordingly, as of September 30, 2012 and December 31, 2011, management believes that the gross unrealized losses are temporary and no impairment loss should be realized in the Company’s consolidated statements of operations.  There were no securities in a continual loss position at September 30, 2012 and December 31, 2011.

The amortized cost, estimated fair value, and yield of debt securities at September 30, 2012 are shown in the table below. The weighted average yields are based on the estimated effective yields at period end. The estimated effective yields are computed based on interest income at the coupon interest rate, adjusted for the amortization of premiums and accretion of discounts. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations.

	Amortized	Fair
	Cost	Value
	(unaudited, dollars in thousands)
Due in One Year or Less	$1,606	$1,619
Due from One Year to Five Years	4,212	4,245
Due from Five Years to Ten Years	680	692
Due after Ten Years	2,407	2,485
Totals	$8,905	$9,041

Note 4.                                 LOANS HELD FOR INVESTMENT, ALLOWANCE AND CREDIT QUALITY

Loans held for investment are summarized as follows:

	September 30 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
	Outstanding	of Total	Outstanding	of Total
	(unaudited)
	(dollars in thousands)
Commercial	$83,364	29.9%	$46,474	27.5%
Commercial real estate	153,925	55.2%	98,934	58.6%
Residential real estate	38,860	13.9%	20,907	12.4%
Real estate - construction	1,306	0.5%	35	0.1%
Other	1,593	0.6%	2,386	1.4%
Total loans, including net loan costs	279,048	100.0%	168,736	100.0%
Allowance for loan losses	(1,598)		(2,355)
Net loans	$277,450		$166,381

	September 30, 2012			December 31, 2011
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(unaudited, in thousands)			(in thousands)

Acquired loans, subject to ASC 310-30	$134,082	$4,611	$138,693	$96,288	$1,384	$97,672
Acquired loans, subject to ASC 310-20	75,430	322	75,752	21,694	—	21,694
Originated loans	63,546	1,057	64,603	46,922	2,448	49,370
Total loans	$273,058	$5,990	$279,048	$164,904	$3,832	$168,736

At September 30, 2012 and December 31, 2011, loans with outstanding principal balances of $183.5 million and $57.5 million, respectively, were pledged to secure borrowings from the FHLB.

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

The following table reflects changes in accretable yield and nonaccretable difference of acquired loans accounted for under ASC 310-30 (dollars in thousands) for the periods presented:

	For the Three Months Ended
	September 30, 2012		September 30, 2011
	(unaudited, in thousands)
	Accretable	Nonaccretable	Accretable	Nonaccretable
Balance at the beginning of the period	$41,394	$7,831	$28,574	$9,445
Interest income recognized in earnings	(2,445)	—	(4,132)	—
Additions(1)	3,124	3,725	—	—
Reclassification of nonaccretable to accretable due to improvement in cash flows	—	—	1,709	(1,709)
Amounts transferred to accretable due to loan payoffs	294	(351)	243	(243)
Amounts not recognized due to chargeoffs on transfers to other real estate	—	—	—	—
Balance at the end of period	$42,367	$11,205	$26,394	$7,493

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
	(unaudited, in thousands)
	Accretable	Nonaccretable	Accretable	Nonaccretable
Balance at the beginning of the period	$28,161	$6,050	$27,287	$19,200
Interest income recognized in earnings	(5,940)	—	(9,329)	—
Additions(2)	17,182	8,190	—	—
Transfer of CGB loans (3)	—	—	—	(3,216)
Reclassification of nonaccretable to accretable due to improvement in cash flows	2,613	(2,613)	7,464	(7,464)
Amounts transferred to accretable due to loan payoffs	351	(408)	972	(972)
Amounts not recognized due to chargeoffs on transfers to other real estate	—	(14)	—	(55)
Balance at the end of period	$42,367	$11,205	$26,394	$7,493

(1) Additions included for the three months ending September 30,2012 reflect increases associated with updated cash flow estimates prepared based on current loan terms.  The cash flow estimate updates were necessary to reflect changed terms in the loan portfolio (renewals, refinances, etc.) in order to properly assess current accretable and nonaccretable differences.  These updates to estimated cash flows did not result in any significant change to the estimated fair value of acquired loans as of the acquisition date as presented on the previous page.  Accordingly, the offsetting entry to these additions was to estimated contractual payments receivable and goodwill was not adjusted.

(2) Additions included above reflect increases to accretable and nonaccretable yield associated with loans acquired in the business combination described in Note 2 plus additions described in (1) above.

(3) On December 31, 2010 the Company sold $13.5 million in loans at fair value (its historical basis post-merger) and $1.5 million in other real estate owned at fair value to its wholly owned subsidiary CGB Asset Management, Inc.  On March 30, 2011, the ownership of CGB Asset Management, Inc. was transferred from CGB Holdings, Inc. to Carpenter Community BancFunds through an exchange of common stock.  The transfer was accounted for at historical cost because the companies were under common control.

Credit Quality

Delinquency

The following table shows the delinquency status of the loans held for investment portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Current	30 to 59 Days	60 to 89 Days	90 Days or more	Total
	(unaudited, in thousands)
Commercial	$82,094	$1,019	$250	$1	$83,364
Commercial real estate	152,365	1,505	55		153,925
Residential real estate	38,760			100	38,860
Real estate - construction	1,306				1,306
Other	1,593				1,593
Total	$276,118	$2,524	$305	$101	$279,048

	December 31, 2011
	Current	30 to 59 Days	60 to 89 Days	90 Days or more	Total
	(in thousands)
Commercial	$42,281	$818	$7	$3,368	$46,474
Commercial real estate	95,525	261	—	3,148	98,934
Residential real estate	20,612	—	30	265	20,907
Real estate - construction	35	—	—	—	35
Other	2,278	49	—	59	2,386
Total	$160,731	$1,128	$37	$6,840	$168,736

There were no loans past due 90 days or more that are still accruing interest as of September 30, 2012 and December 31, 2011.

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

Based on management’s most recent analysis, the risk category of loans by type of loan as of September 30, 2012 and December 31, 2011 follows:

	September 30, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(unaudited, in thousands)
Commercial	$71,203	$8,367	$3,274	$520	$83,364
Commercial real estate	139,060	4,252	10,613	—	153,925
Residential real estate	36,681	1,748	431	—	38,860
Real estate - construction	1,306	—	—	—	1,306
Other	1,542	37	14		1,593
Total Loans	$249,792	$14,404	$14,332	$520	$279,048

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$38,258	$2,423	$3,410	$2,383	$46,474
Commercial real estate	89,459	2,500	6,975	—	98,934
Residential real estate	19,535	1,128	244	—	20,907
Real estate - construction	35	—	—	—	35
Other	2,364	22	—	—	2,386
Total Loans	$149,651	$6,073	$10,629	$2,383	$168,736

The Company had no loans classified as loss at September 30, 2012 or December 31, 2011.

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. TDRs, which are described in Note 1, also are classified as impaired.  The table below reflects the Company’s impaired loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Unpaid		Allowance for	Unpaid		Allowance for
	Principal	Recorded	Loan Losses	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(unaudited, in thousands)			(in thousands)
With no related allowance recorded:
Commercial	$1,628	$1,061	$—	$937	$937	$—
Commercial real estate	288	288	—	—	—	—
Residential real estate	16	16	—	244	244	—
Other	14	14	—	59	59	—
Subtotal	1,946	1,379	—	1,240	1,240	—

With an allowance recorded:
Commercial	—	—	—	1,208	1,208	627
Subtotal	—	—	—	1,208	1,208	627

Totals	$1,946	$1,379	$—	$2,448	$2,448	$627

The following tables include the impaired loan average balances and interest income information for the income statement periods presented in these financial statements:

	Three Months Ended September 30,
	2012			2011
			Cash Basis			Cash Basis
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(unaudited, in thousands)
All impaired loans
Commercial	$1,403	$1	$1	$1,578	$—	$—
Commercial real estate	302	—	—	—	—	—
Residential real estate	112	8	8	355	—	—
Real estate - construction	—	—	—	—	—	—
Other	17	—	—	—	—	—
	$1,834	$9	$9	$1,933	$—	$—

	Nine Months Ended September 30,
	2012			2011
			Cash Basis			Cash Basis
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(unaudited, in thousands)
All impaired loans
Commercial	$1,647	$—	$—	$1,052	$—	$—
Commercial real estate	201	13	13	—	—	—
Residential real estate	158	8	8	236	—	—
Real estate - construction	—	—	—	—	—	—
Other	11	—	—	—	—	—
	$2,017	$21	$21	$1,288	$—	$—

The table below reflects the Company’s loans on non-accrual status, excluding loans accounted for under ASC 310-30, for the periods indicated:

	September 30, 2012	December 31, 2011
	(unaudited)
	(in thousands)
Commercial	$1,061	$2,145
Commercial real estate	288	—
Residential real estate	16	244
Other	14	59
Total	$1,379	$2,448

Troubled Debt Restructurings

As of September 30, 2012 and December 31, 2011, the Company had TDRs totaling $777 thousand and $2.4 million, respectively, as presented in the following tables for those loans categories for which TDR balances existed as of the dates presented. As provided for in U.S. GAAP, TDRs modified prior to a business combination and accounted for under ASC 310-30 are not included in these disclosures.

	As of and for the Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Lost
	Number of	Recorded	Recorded	Foregone	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited in thousands except for number of contracts)
Commercial	1	$1,236	$485	$567	$72
Commercial real estate	1	294	263	—	10
Residential real estate	1	21	16	—	1
Other	1	22	13	—	1
	4	$1,573	$777	$—	$84

	As of and for the Year Ended December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Lost
	Number of	Recorded	Recorded	Foregone	Interest
	Contracts	Investment	Investment	Principal	Income
	(in thousands except for number of contracts)
Commercial	5	$2,549	$2,141	$—	$19
Residential real estate	1	250	250	—	—
	6	$2,799	$2,391	$—	$19

Troubled debt modification activity during the income statement periods is presented in the following tables for those loan categories where occurred during the periods ended:

	For the Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Lost
	Number of	Outstanding Recorded	Outstanding Recorded	Forgiven	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited, in thousands)
Commercial real estate	1	$294	$263	$—	$10
Residential real estate	1	21	16	—	1
Other	1	22	13	—	1
Total	3	$337	$292	$—	$12

	For the Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification		Lost
	Number of	Outstanding Recorded	Outstanding Recorded	Forgiven	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited, in thousands)
Commercial	1	$1,250	$1,208	$567	$7
Residential real estate	1	250	250	—	—
Total	2	$1,500	$1,458	$567	$7

	For the Three Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Lost
	Number of	Outstanding Recorded	Outstanding Recorded	Forgiven	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited, in thousands)
Commercial real estate	1	$294	$263	$—	$10
Total	1	$294	$263	$—	$10

	For the Three Months Ended September 30, 2011
		Pre-Modification	Post-Modification		Lost
	Number of	Outstanding Recorded	Outstanding Recorded	Forgiven	Interest
	Contracts	Investment	Investment	Principal	Income
	(unaudited, in thousands)
Commercial real estate	1	$557	$557	—	—
Total	1	$557	$557	$—	$—

As depicted in the tables above, there was no principal forgiven on TDRs in 2012 or 2011. In addition, there were no TDR re-defaults that occurred in 2012 or 2011, and there were no commitments to lend additional funds to borrowers whose terms have been modified in TDRs as of September 30, 2012 and December 31, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited, in thousands)

Balance, beginning of period	$2,085	$1,402	$2,355	$1,177
Charged off loans
Commercial	(585)	(1,528)	(1,080)	(1,545)
Commercial real estate	—	(85)	(1)	—
Residential real estate held for investment	—	—	(13)	(59)
Other	(14)	(245)	(42)	(86)
Total charge-offs	(599)	(1,858)	(1,136)	(1,690)
Provision for loan losses
Commercial	(122)	2,110	47	2,111
Commercial real estate	41	491	205	451
Residential real estate held for investment	92	329	63	381
Real estate - construction	(1)	(45)	(3)	—
Other	35	134	67	133
Unallocated	67	—	—
Total Provision (Reduction)	112	3,019	379	3,076

Balance, end of period	$1,598	$2,563	$1,598	$2,563

The following table reflects changes in the allowance for loan losses for acquired loans accounted for under ASC310-30 for the periods presented:

	Nine Months Ended September 30,
	2012	2011
	(unaudited, in thousands)
Beginning balance of allowance for loan losses	$310	$—
Provision for loan losses on acquired loans	67	1,138
Reduction in provision based on improvement in expected cash flows	(310)	(176)
Ending balance of allowance for loan losses	$67	$962

The following tables present the allowance for loan losses by portfolio segment and impairment method as of the following dates:

	September 30, 2012
		Commercial	Construction	Residential
	Commercial	real estate	real estate	real estate	Other	Unallocated	Total
	(unaudited, in thousands)

Allowance allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	744	543	—	156	21	67	1,531
Loans under ASC 310-30	36	16	—	15	—	—	67
Total	$780	$559	$—	$171	$21	$67	$1,598

Loans by evaluation method:
Individually evaluated for impairment	$1,061	$288	$—	$16	$14	$—	$1,379
Collectively evaluated for impairment	68,107	50,169	36	19,270	1,394	—	138,976
Loans under ASC 310-30	14,196	103,468	1,270	19,574	185	—	138,693
Total	$83,364	$153,925	$1,306	$38,860	$1,593	$—	$279,048

	December 31, 2011
		Commercial	Construction	Residential
	Commercial	real estate	real estate	real estate	Other	Unallocated	Total
	(in thousands)
Allowance allocated to:
Individually evaluated for impairment	$627	$—	$—	$—	$—	$—	$627
Collectively evaluated for impairment	876	355	—	121	66	—	1,418
Loans under ASC 310-30	310	—	—	—	—	—	310
Total	$1,813	$355	$—	$121	$66	$—	$2,355

Loans by evaluation method:
Individually evaluated for impairment	$2,145	$—	$—	$244	$59	$—	$2,448
Collectively evaluated for impairment	29,053	26,705	35	10,718	2,114	—	68,625
Loans under ASC 310-30	15,276	72,229	—	9,945	213	—	97,663
Total	$46,474	$98,934	$35	$20,907	$2,386	$—	$168,736

Note 5. LOANS HELD FOR SALE

Prior to the Merger, PBB did not engage in loan sale activity.  The following table summarizes loans held for sale following the Merger:

September 30, 2012
(unaudited)
(in thousands)

Originated by the Bank (at fair value)	$68,791
Purchased from other financial institutions:
Carried at fair value	6,954
Total loans held for sale at fair value	75,745
Purchased from other financial institutions:
Carried at cost	325
$76,070

Loans originated by the Company which are held for sale at fair value are typically sold within 30 days. Positive fair value adjustments of $1.0 million and $567 thousand were recorded on loans held for sale during the three and nine months ended September 30, 2012, respectively. Purchased loans that are hedged are carried at fair value for purposes of managing interest rate risk. To this end, the Bank had forward sale contracts to sell all of its purchased loans carried at fair value as of September 30, 2012 to BOM Capital, LLC (“BOMC”), an institutional mortgage broker-dealer and wholly-owned subsidiary of MCM, which had forward sale contracts to sell these loans to external counterparties.

Consistent with industry practice, the Company has established a contingent liability account for fraud, early payoffs and early payment defaults that may arise from mortgage loans sold to investors. At September 30, 2012 this contingency reserve totaled $301 thousand. Since the Company’s inception, it has incurred no losses due to early payoffs, early payment defaults, or fraud related to loans sold to investors.

There were no delinquent loans held for sale at September 30, 2012.  There were no loans held for sale at December 31, 2011.

Note 6.           MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are fair valued on a recurring basis using significant unobservable inputs (level 3) as further described in Note 10.  Prior to the Merger, the Company’s operations did not include MSRs. The following table summarizes the Company’s MSR activity:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(unaudited, in thousands)

Balance at the beginning of the period	$2,167	$—
Additions resulting from:
Acquired in Merger	—	1,877
Loans sold with servicing retained	1,579	2,161
Changes in fair value due to:
Time and payoffs	(344)	(379)
Changes in assumptions	—	(257)
Balance at the end of the period	$3,402	$3,402

The following table provides the key MSR valuation assumptions as of September 30, 2012:

Mortgage servicing rights as a % of associated mortgage loans	0.92%
Discount rate	10.50%
Total prepayment speeds	12.90%
Expected weighted average life (years)	6.02
Weighted average servicing fee	0.26%

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

	September 30, 2012
	(unaudited, dollars in thousands)
	Change In Prepayment Speed Due to a 0.5% Change in Interest Rates		Change in Discount Rate
Sensitivity test criteria	- 0.50%	+0.50%	-1.00%	1.00%

Resulting values	$2,968	$3,844	$3,529	$3,284
Increase/(decrease) in value from book value at September 30, 2012
Amount	$(434)	$442	$127	$(118)
Percent	-12.8%	13.0%	3.7%	-3.5%

The results of this test are estimates based on hypothetical scenarios, whereby each criterion is modeled in isolation.  In reality, changes in one factor might result in changes in several other factors, some of which may not have been included in this analysis. As a result, actual future changes in MSR values may differ significantly from those displayed below.

Note 7.           DEFERRED TAXES

At September 30, 2012, the Company had a federal net operating loss carry forward of approximately $22.8 million that will begin expiring in 2027 and a state net operating loss carry forward of approximately $27.5 million that will begin expiring in 2017. The following is a summary of the components of the Company’s net deferred tax asset at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands)
Deferred tax assets:
Federal and state loss carry forwards	$10,661	$1,244
Credit losses	2,050	868
Accrued expenses	673	—
Interest on nonaccrual loans	130	—
Share-based compensation	235	168
Start up and organizational costs	680	417
Unfavorable leases	52	—
Credit carryforward	44	—
Premium on deposits acquired in merger	106	167
Liabilities	150	—
Other	82	1,169
Total deferred tax assets	14,863	4,033
Valuation allowance	(12,607)	(2,074)
Deferred tax liabilities:
Deferred loan costs	(84)	—
Depreciation differences	(728)	(1,153)
Core deposit intangible	(1,114)	(767)
Favorable leases	(176)	—
Investment in subsidiaries	(83)	(39)
Other	(71)	—
Net deferred tax assets	$—	$—

Note 8.                                 FHLB ADVANCES AND OTHER BORROWINGS

At September 30, 2012, the Bank has a $101.6 million borrowing capacity with the FHLB, which is collateralized by loans with principal balances of $183.5 million and securities with a fair value of $6.2 million as determined by the FHLB. The carrying amount of advances outstanding at September 30, 2012 and December 31, 2011 totaled $24.6 million and $0, respectively. Balances at September 30, 2012 consist of open advances totaling $20.0 million and a term advance of $4.6 million maturing on June 27, 2013, with interest payable semi-annually at a contractual rate of 4.38%.

The Bank has a $1.1 million mortgage on a branch location at September 30, 2012 with interest-only payments at a contractual rate of 5%, due in full on April 5, 2021.  The mortgage is carried at $1.3 million reflecting the purchase accounting at the time of the Merger.

At September 30, 2012, the Bank maintains lines of credit totaling $17 million with correspondent banks for obtaining overnight funds. The lines are subject to availability and have restrictions as to the number of days funds can be used each month.

Related Party Credit Facility

In connection with the Merger, the Company acquired debt with an approximate fair value of $5 million which remained outstanding at September 30, 2012.  The discussion that follows includes details related to the borrowing arrangement prior to the acquisition and assumed by the Company in the Merger.  As discussed in more detail in Note 16, the principal balance and all accrued but unpaid interest under this borrowing arrangement was repaid in full on November 5, 2012.

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

On January 18, 2012, the Bancorp entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with the Agent and the Lenders. The Second Amendment provides for the following changes to the Credit Agreement, which took effect upon the closing of the Merger: (1) an extension of the maturity date of the loans outstanding under the Credit Agreement from June 30, 2012 to September 15, 2012; (2) a reduction in the total tier one leverage capital ratio that must be maintained by the Company from 10% to 7%; (3) a reduction in the total risk based capital and tier one leverage capital ratios that must be maintained by the Bank from 12% and 10% to 10% and 7%, respectively; and (4) the addition of a provision that will allow either the Bancorp or the Agent (on behalf of the Lenders), at its option, to convert all or any portion of the unpaid principal balance of the loans outstanding under the Credit Agreement (not to exceed $4,000,000, in the aggregate) into shares of common stock of the Bancorp, with the number of shares of common stock to be issued upon conversion to be equal to the quotient obtained by dividing (a) the principal amount to be so converted by (b) the Book Value Per Share of Manhattan Common Stock (as such term is defined in the Merger Agreement). This conversion option initially could be exercised prior to September 15, 2012 and at any time commencing on or after the earlier of (i) 10 business days after the closing of the rights offering to be conducted by the Bancorp pursuant to the terms of the Merger Agreement after the closing of the Merger; or (ii) September 1, 2012.  The conversion option is considered to be a derivative subject to fair value measurement.  The fair value of the option is de minimus at September 30, 2012.

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

Note 9.                                 SHARE-BASED COMPENSATION

In accordance with the terms of the Merger Agreement, the previously issued share-based awards of both PBB and the Bancorp remained outstanding after completion of the Merger.  The fair value of the Bancorp awards was evaluated and included in the business combination’s purchase price consideration for vested instruments.  The fair value of the unvested portion has been and will continue to be expensed in the post-acquisition statements of operations of the Company.   For PBB, the stock options and restricted shares were adjusted to reflect the share-exchange ratio and exercise price as required by the terms of the Merger Agreement.   This modification of the PBB awards resulted in no additional compensation expense.  As such, the compensation expense for these awards will continue using the amounts computed prior to the Merger. Awards included in the table below vest through 2014.  A summary of the outstanding share-based awards as of September 30, 2012 is as follows:

	Number of Shares	Weighted Average Fair Value
	(unaudited)

Restricted stock:
Outstanding	39,333	$3.10
Vested and expected to vest	39,333	$3.10

Options:
Outstanding	495,480	$1.36
Exercisable	385,583	$1.30
Vested and expected to vest	495,480	$1.36

During the nine months ended September 30, 2012 and 2011, the Company recorded $24 thousand and $30 thousand, respectively, of stock-based compensation expense. At September 30, 2012, unrecorded compensation expense related to non-vested stock option grants and restricted stock grants totaled $206 thousand, which is expected to be recognized as follows:

Share Based
Compensation Expense
(unaudited, in thousands)

Remainder of 2012	$41
2013	146
2014	19
Total	$206

No options were granted during the three or nine months ended September 30, 2012 and 2011.

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

The following table summarizes the Company’s assets and liabilities which were measured at fair value on a recurring and non-recurring basis at September 30, 2012 and December 31, 2011:

September 30, 2012

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description of Asset/Liability	Balance	(Level 1)	(Level 2)	(Level 3)
	(unaudited, in thousands)

Measured on a recurring basis:
Available-for-sale securities	$9,041	$—	$9,041	$—
Loans held for sale	76,070	—	—	76,070
Derivative asset for rate lock commitments	4,380	—	—	4,380
Derivative asset for forward sale commitments	211	—	—	211
Mortgage servicing rights	3,402	—	—	3,402
Derivative liability for forward sale commitments	2,947	—	—	2,947
Measured on a non-recurring basis:
Impaired loans - collateral dependent	280	—	—	280
Impaired loans - cash flow dependent	1,099	—	—	1,099
Other real estate owned	3,581	—	—	3,581

December 31, 2011

		Quoted Price in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description of Asset/Liability	Balance	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Measured on a recurring basis:
Available-for-sale securities	$9,460	$1,518	$7,456	$486
Measured on a non-recurring basis:
Impaired loans - collateral dependent	524	—	—	524
Impaired loans - cash flow dependent	1,924	—	—	1,924
Other real estate owned	3,581	—	—	3,581

The following is a summary description of the valuation methodologies for assets and liabilities recorded at fair value:

•                  Fair values for available-for-sale securities, including our private label MBS, are provided by third-party broker/dealers who obtain these values through a nationally recognized pricing service, Interactive Data Corporation’s 360 View (“IDC”). IDC utilizes real time market price discovery along with actual security performance including cash flow structure to determine market values. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the relationship of securities to other benchmark quoted securities (Level 2 inputs). Based on the September 30, 2012 valuation analysis, we believe the Company will receive all principal and interest due to each security.

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

The activity for the nine months ended September 30, 2012 in assets classified within Level 3 of the valuation hierarchy consisted of:

	Nine Months Ended September 30, 2012
	Mortgage loans held for sale	Mortgage servicing rights	Interest rate lock commitments, net	Forward delivery commitments
	(unaudited, in thousands)

Balance, beginning of period	$—	$—	$—	$—
Balance acquired in Merger	76,390	1,877	1,944	42
Realized and unrealized gains (losses)	715	(636)	2,436	(1,316)
Purchases	332,330	—	—	—
Issuances	—	2,161	—	—
Settlements	(333,365)	—	—	1,485
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$76,070	$3,402	$4,380	$211

The following disclosure of the carrying amounts and estimated fair values of the Company’s financial instruments is based on available market information and appropriate valuation methodologies. Since considerable judgment is required to estimate fair values, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of September 30, 2012 and December 31, 2011. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The tables below present the carrying amounts and fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Carrying Value	Estimated Fair Value
	(unaudited, in thousands)
Financial Assets:
Cash and due from banks	$7,881	$7,881
Federal funds sold	50,560	50,560
Time deposits - other financial institutions	1,105	1,105
Investment securities - available for sale	9,041	9,041
Loans held for sale, at fair value	75,745	75,745
Loans held for sale, at lower of cost or fair value	325	325
Loans held for investment, net	277,450	275,203
FHLB stock and Federal Reserve stock	3,619	3,619
Investment in Limited Partnership Fund	6,492	6,492
Derivative asset for rate lock commitments	4,380	4,380
Derivative asset for forward sale commitments	211	211
Mortgage servicing rights	3,402	3,402
Accrued interest receivable	851	851

Financial Liabilities:
Non-interest bearing demand deposits	$147,761	$147,761
Interest-bearing demand deposits, savings, money market accounts	133,623	133,623
Certificates of deposits	92,380	92,489
FHLB advances and borrowings	30,965	30,954
Derivative liability for forward sale commitments	2,947	2,947
Accrued interest payable	581	581

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$6,779	$6,779
Federal funds sold	38,756	38,756
Time deposits - other financial institutions	3,952	3,952
Investment securities - available for sale	9,460	9,460
Loans held for investment, net	166,381	165,755
FHLB stock and Federal Reserve stock	1,986	1,986
Accrued interest receivable	675	675

Financial Liabilities:
Non-interest bearing demand deposits	$70,188	$70,188
Interest-bearing demand deposits, savings, money market accounts	73,158	73,158
Certificates of deposits	57,806	58,200
Accrued interest payable	61	61

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

•                  Fair values for available-for-sale securities are provided by third-party broker/dealers who obtain these values through IDC. IDC utilizes real time market price discovery along with actual security performance including cash flow structure to determine market values. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the relationship of securities to other benchmark quoted securities (level 2 inputs). Based on the September 30, 2012 valuation analysis, we believe the Company will receive all principal and interest due to each security.

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

The weighted average number of shares outstanding and the weighted average number of shares outstanding for purposes of calculating earnings (loss) per share is presented in the table below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Weighted average basic shares outstanding	12,192,013	8,195,469	9,975,436	8,195,469

Potential dilutive shares related to stock options and restricted stock	—	—	—	—

Weighted average diluted shares outstanding	12,192,013	8,195,469	9,975,436	8,195,469

Antidilutive restricted stock	28,800		28,800
Antidilutive stock options	385,583	194,589	385,583	194,589

Basic and diluted earnings (loss) per share	$0.21	$(0.12)	$0.06	$(0.06)

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

	September 30, 2012	December 31, 2011
	(unaudited)
	(in thousands)
Segment assets:
Commercial Bank	$449,578	$239,384
Mortgage Bank	89,436	—
Intra-company eliminations	(73,687)	—
Total Bank	465,327	239,384
MCM	5,412	—
Other	(1,407)	—
Total segment assets	$469,332	$239,384

The following table provides a breakdown of key operating measures by segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited, in thousands)

Net interest income, after loan loss provision:
Commercial Bank	$4,106	$374	$9,464	$8,631
Mortgage Bank	559	—	598	—
Intra-company eliminations	—	—	—	—
Total Bank	4,665	374	10,062	8,631
MCM	(49)	—	(69)	—
Other	—	—	—	—
Total net interest income, after loan loss provision	$4,616	$374	$9,993	$8,631

Non-interest income:
Commercial Bank	$899	$1,877	$2,317	$2,393
Mortgage Bank	8,592	—	9,562	—
Intra-company eliminations	—	—	—	—
Total Bank	9,491	1,877	11,879	2,393
MCM	3,555	—	4,770	—
Other	(311)	—	(392)	—
Total non-interest income	$12,735	$1,877	$16,257	$2,393

Total revenue:
Commercial Bank	$5,437	$5,437	$12,781	$14,759
Mortgage Bank	9,297	—	10,346	—
Intra-company eliminations	(146)	—	(185)	—
Total Bank	14,588	5,437	22,942	14,759
MCM	3,612	—	4,840	—
Other	(311)	—	(392)	—
Total revenue	$17,889	$5,437	$27,390	$14,759

Segment profit (loss):
Commercial Bank	$(588)	$(947)	$(3,632)	$(502)
Mortgage Bank	3,460	—	2,870	—
Intra-company eliminations	—	—	—	—
Total Bank	2,872	(947)	(762)	(502)
MCM	(144)	—	(130)	—
Other	(97)	—	1,579	—
Total segment profit (loss) before taxes	$2,631	$(947)	$687	$(502)

Note 13.                          INVESTMENT IN LIMITED PARTNERSHIP FUND

In connection with the Merger, the Company acquired an investment in MIMS-1, which was organized as a Delaware limited partnership on July 30, 2010 for the primary purpose of investing, reinvesting, and trading in private label and agency mortgage-backed and asset-backed securities. It commenced operations on August 20, 2010. The investment objective of MIMS-1 is to seek a high total return consisting of both current income and capital gains. The general partner of MIMS-1 is Manhattan Investment Management Services, Inc. (“MIMS”), an indirect wholly-owned subsidiary of MCM. The current term of the investment expires July 31, 2014, and is renewable for an additional one-year term if agreed to by the general partner and a majority of the limited partners. The Bank owned 21.43% of MIMS-1 as of September 30, 2012. The Bank earned $191 thousand and $236 thousand during the three and nine months ended September 30, 2012, respectively.  MIMS earned $399 thousand and $465 thousand during the three and nine months ended September 30, 2012, respectively, for its role as general partner of MIMS-1.

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

Quantitative Disclosures for Derivative Financial Instruments Used by BOMC for Trading Purposes

The notional amounts and fair values of derivative financial instruments for BOMC are as follows for the periods indicated:

Notional Amount
As of September 30,
2012
(unaudited, in thousands)
Mortgage-backed Securities:
Forward contracts (TBAs) Purchased	$2,126,863
Forward contracts (TBAs) Sold	$(2,126,863)
$—

	Fair Value
	Assets	Liabilities
	(unaudited, in thousands)
Mortgage-backed securities:
Forward contracts (TBAs) as of September 30, 2012 (unaudited):	$12,172	$(12,139)

All of BOMC’s transactions in TBAs with off-balance sheet risk outstanding at September 30, 2012 are short-term in nature with maturities of three months or less. The fair values of these derivative financial instruments are included in other assets in the net amounts of $33 thousand as of September 30, 2012. The unrealized gains are netted against unrealized losses on the Consolidated Statements of Operations.

Included in the above amounts for BOMC are forward buy contracts from the Bank of $218.1 million at a gain of $3.3 million and forward sale contracts to the Bank of $65.4 million at a loss of $630 thousand.

Mortgage Bank Instruments with Off-Balance Sheet Risk

The Company’s mortgage bank originates loans primarily for sale to external investors. In order to mitigate interest rate risk, the Company typically locks interest rates with borrowers prior to funding loans while simultaneously locking a price to sell the loans to external investors.

Rate lock commitments with borrowers and commitments to purchase loans from other institutions at specific prices are considered derivatives and must be valued on a fair value basis. The notional amount of these commitments as of September 30, 2012 was $169.3 million. Net gains of $3.0 million and $2.6 million were recorded on these commitments during the three and nine months ended September 30, 2012, respectively.

All mandatory obligations to sell loans at a specific price in the future are considered to be derivatives and must be recorded at fair value. The Bank records its non-mandatory forward contracts, related to the sale of its loans, on a fair value basis, provided such commitments qualify for fair value treatment and are not otherwise considered to be derivatives. The notional amount of outstanding forward contracts as of September 30, 2012 was $327.7 million. Net losses of $2.1 million and $1.5 million on these forward contracts were recorded for the three and nine months ended September 30, 2012, respectively.

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

	September 30, 2012	December 31, 2011
	(unaudited, in thousands)

Commitments to extend credit	$76,081	$22,799
Standby letters of credit	705	694
Total commitments	$76,786	$23,493

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a customer of the Company to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future loans or cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the customer. A reserve for commitments to extend credit has been established and totals $201 thousand and $391 thousand as of September 30, 2012 and December 31, 2011, respectively.

Note 15.                          RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank may grant loans to certain officers and directors and the companies with which they are associated. Management believes all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transaction with other persons. The Bank had no related party loans outstanding at September 30, 2012 or December 31, 2011.

Deposits from related parties at September 30, 2012 and December 31, 2011 totaled $3.2 million and $2.4 million respectively.

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

Note 16.                          SUBSEQUENT EVENTS

On November 9, 2012, the Bancorp and the Lenders entered into a Securities Purchase Agreement (the “Purchase Agreement”), which provided for (i) the sale by the Bancorp of all of the shares of capital stock (the “Shares”) of its wholly owned subsidiary, MBFS, and (ii) the assignment by the Bancorp of its entire right in and to that certain Promissory Note dated as of July 25, 2011 (the “MCM Note”), made by MCM in favor of the Bancorp in the aggregate principal amount of $5.0 million, in each case to the Lenders for an aggregate purchase price of $5.0 million (the “Purchase Price”).  The consummation of the transactions contemplated by the Purchase Agreement was completed simultaneously with the signing of the Purchase Agreement on November 9, 2012, and for accounting purposes will be effective October 31, 2012.  Prior to the consummation of such transactions, the Bancorp received an opinion from its financial advisor, Sandler O’Neill & Partners, L.P. confirming that the portion of the Purchase Price attributable to the sale of the Shares is fair, from a financial point of view, to the Bancorp.  The value of consideration received exceeded the carrying amount of the assets exchanged by $1.3 million, which was recognized as additional paid in capital.

Pursuant to the terms of the Purchase Agreement, the Bancorp used a portion of the Purchase Price to repay $516,667 of accrued but unpaid interest and $4,283,333 of the outstanding principal balance of the loans outstanding under the Credit Agreement. In addition, and pursuant to and in accordance with the terms of the Credit Agreement, the Lenders converted the remaining $716,667 of the outstanding principal balance of the loans outstanding under the Credit Agreement into an aggregate of 169,424 shares of the Bancorp’s common stock. The number of shares of common stock issued by the Bancorp was determined by dividing the sum of the unpaid principal balance by the Book Value Per Share of the MNHN Common Stock (as defined in the Merger Agreement), or $4.23 per share.  As a result of the consummation of these transactions, the principal balance and all accrued but unpaid interest under the Credit Agreement has been repaid in full.

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

General

Manhattan Bancorp (“Bancorp”) was incorporated in the State of California in August 2006. Bancorp has one banking subsidiary, Bank of Manhattan, N.A. (the “Bank”). The Bank is a nationally-chartered banking association organized under the laws of the United States, which commenced its banking operations on August 15, 2007. Bancorp operates primarily through the Bank, and the investment in the Bank is its principal asset. The Bank’s headquarters is located in El Segundo, California and at September 30, 2012, following completion of the May 31, 2012 merger described below, had $469 million in assets, including $277 million in net loans held for investment, $76 million in loans held for sale and $374 million in deposits.

Through its wholly-owned subsidiary, MBFS Holdings, Inc. (“MBFS”), Bancorp also indirectly owned until November 5, 2012 a 70% interest in Manhattan Capital Markets LLC (“MCM”), which, either directly or through its wholly-owned subsidiaries, generates revenues primarily from trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of bond portfolios of other institutions.  As discussed in more detail in Note 16 of the accompanying Notes to Consolidated Financial Statements, Bancorp sold its entire interest in MBFS, including its indirect interest in MCM, on November 5, 2012. MCM is located in Woodland Hills, California and at September 30, 2012 had $5.0 million in assets primarily in cash and cash equivalent balances. References throughout the remainder of this Quarterly Report on Form 10-Q to MCM shall be deemed to include BOM Capital, LLC (formerly Bodi Capital LLC) (“BOMC”), a wholly-owned subsidiary of MCM, and MCM’s other direct and indirect subsidiaries.

Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to examination and regulation by the Federal Reserve Board (the “FRB”). The Bank is subject to supervision, examination and regulation by the Office of the Comptroller of Currency (the “OCC”). As a nationally chartered financial institution, the Bank is a Federal Reserve Bank member. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum limits thereof.

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

Our critical accounting policies consist of the accounting policies and practices we follow in determining (i) the sufficiency of the allowance we establish for loan losses; (ii) the carrying values of impaired loans and the sufficiency of the specific reserves thereon; (iii) the estimated future cash flows of troubled debt restructurings or the fair value of the collateral associated with collateral-dependent troubled debt restructurings; (iv) the fair values of derivative instruments, mortgage servicing rights, loans and contingent liabilities associated with mortgage banking activities;(v) the fair values of investment securities that we hold for sale; (vi) the amount of our deferred tax asset, consisting primarily of tax loss carryforwards and tax credits that we believe will be able to use to offset income taxes in future periods, (vii) the assumptions used and resulting fair values of amounts recorded in acquisition accounting, including but not limited to loans, deposits, intangibles and goodwill and (viii) the evaluation of expected cash flows and the resulting impact on accretable yield and nonaccretable differences on acquired loans. Significant changes in the Company’s critical accounting policies or their application during the nine months ended September 30, 2012, as compared to our critical accounting policies in effect during 2011, consist of those matters resulting from the Merger as further described in the accompanying consolidated condensed financial statements and notes thereto.

Additional information regarding our critical accounting policies and estimates is contained in the sections captioned “Critical Accounting Policies and Estimates” in Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2011 10-K and readers of this report are urged to read those sections of that 10-K.

Selected Financial Data — Income Statement

The following table reflects selected financial data and ratios for the nine months and for the quarters ended September 30, 2012 and 2011.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(unaudited, dollars and shares in thousands)
Statements of Operations:
Interest income	$5,154	$3,560	$11,133	$12,366
Interest expense	426	167	761	659

Net interest income	4,728	3,393	10,372	11,707
Provision for loan losses	112	3,019	379	3,076

Net interest income after provision	4,616	374	9,993	8,631

Non-interest income	12,735	1,877	16,257	2,393
Non-interest expense	14,720	3,198	25,563	11,526
Income taxes	4	20	19	(7)

Net income (loss) after tax	$2,627	$(967)	$668	$(495)

Net income (loss) attributable to common stockholders of Manhattan Bancorp	$2,592	$(967)	$629	$(495)

Per Share and Other Data:
Basic and diluted loss per share	$0.21	$(0.12)	$0.06	$(0.06)
Weighted average shares outstanding basic and diluted	12,192	8,195	9,975	8,195

Other Earnings-Related Data
Return on average assets(a)	2.25%	-1.52%	0.27%	-0.24%
Return on average equity(b)	19.28%	-10.93%	2.03%	-1.90%
Net interest margin	4.56%	5.70%	4.63%	6.06%
Dividend payout ratio	—	—	—	—
Average equity to average assets	11.66%	13.87%	13.08%	12.49%
Net charge-offs	$599	$1,858	$1,136	$1,690
Net charge-offs to average total loans	0.94%	4.06%	0.41%	1.33%

(a)Net loss as a percentage of average assets.

(b)Net loss as a percentage of average equity

Summary of Financial Results — Quarter ended September 30, 2012

The Company reported net operating income of $2.6 million for the three months ended September 30, 2012 representing an increase of $3.6 million compared to a net operating loss of $(967) thousand for the same period one year ago. The Company reported earnings per diluted share of $0.21 for the current quarter compared to a loss per diluted share of $(0.12) for the same quarter in 2011.

The increase in earnings during the period ended September 30, 2012 compared to the same period in 2011 resulted primarily from an increase in non-interest income related to mortgage banking activities, partially offset by an increase in non-interest expenses associated with those same activities.  Net interest income declined in the quarter ended September 30, 2012 as compared to the same period in 2011, partially offset by a decrease in provision for loan losses.  See the specific sections below for details regarding these changes.

The table below highlights the changes in the nature and sources of income and expense.

	For the Three Months
	Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(unaudited, dollars in thousands)

Interest income	$5,154	$3,560	$1,594	44.8%
Interest expense	426	167	259	155.1%

Net interest income	4,728	3,393	1,335	39.3%
Provision for loan losses	112	3,019	(2,907)	-96.3%

Net interest income after provision	4,616	374	4,242	1134.2%

Non-interest income	12,735	1,877	10,858	578.5%
Non-interest expense	14,720	3,198	11,522	360.3%
Income taxes	4	20	(16)	-80.0%

Net income (loss) after tax	$2,627	$(967)	$3,594	-371.7%

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the quarter, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the quarter ended September 30, 2012 was $4.7 million, which was comprised of $5.2 million in interest income and $426 thousand in interest expense. Net interest income for the quarter ended September 30, 2011 was $3.4 million, which was comprised of $3.6 million in interest income and $167 thousand in interest expense.  Net interest income for the quarter ended September 30, 2012 represented an increase of $1.3 million, or 39.3%, from the same period one year earlier.  The increase in net interest income from the same period one year ago was primarily attributable to an increase in average earning assets as a result of loan growth from the Merger, partially offset by lower yields on earning assets and slightly higher cost of interest bearing liabilities.

The composition of the average balance sheet impacts change in net interest income.  For the quarter ended September 30, 2012 average earning assets of $412.1 million represented an increase of $175.9 million, or 74.5%, compared to $236.2 million for the same period in 2011.  The increase in earning assets is principally the result of the earning assets acquired in the Merger.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 98.5% during the quarter ended September 30, 2012, which represented an increase compared to an average of 78.2% for the same quarter of 2011 as a result of higher loan growth relative to deposit funding.

The Company’s net interest margin (net interest income divided by average earning assets) for the quarter ended September 30, 2012 was 4.56% compared to 5.70% in the same period one year earlier. The decrease in net interest margin was primarily due to decreased yield on earning assets along with slightly higher cost of interest bearing liabilities.  The lower yield on interest earning assets was primarily influenced by lower yields on loans; the higher yield in the quarter ending September 30, 2011 was the result of a greater amount of yield accretion from loans accounted for under ASC 310-20 and ASC 310-30 than during the same period in 2012.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the quarters ended September 30, 2012 and 2011.

	Three months ended September 30,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(unaudited, in thousands)
Interest-earning assets:
Federal funds sold	$28,027	$18	0.26%	$48,525	$30	0.25%
Deposits with other financial institutions	3,003	5	0.66%	8,102	21	1.03%
Investments(a)	9,402	45	1.90%	10,351	81	3.10%
Loans(b)	371,688	5,086	5.44%	169,205	3,428	8.04%
Total interest-earning assets	412,120	5,154	4.98%	236,183	3,560	5.98%
Non-interest-earning assets	55,334			19,001
Total assets	$467,454			$255,184

Interest-bearing liabilities:
Demand	16,191	2	0.05%	8,972	1	0.04%
Savings and money market	112,542	137	0.48%	63,979	51	0.32%
Certificates of deposit	111,687	161	0.57%	75,310	115	0.61%
FHLB advances and other borrowings	28,443	126	1.76%	46	—	0.00%
Total interest-bearing liabilities	268,863	426	0.63%	148,307	167	0.45%
Non-interest-bearing demand deposits	137,024			68,072
Total funding sources	405,887		0.42%	216,379		0.31%
Non-interest-bearing liabilities	7,073			3,406
Shareholders' equity	54,494			35,399
Total liabilities and shareholders' equity	$467,454			$255,184

Excess of interest-earning assets over funding sources	$6,233			$19,804
Net interest income		$4,728			$3,393
Net interest rate spread			4.56%			5.67%
Net interest margin			4.56%			5.70%

(a) Dividend income from the Bank's investment in non-marketable stocks of approximately $36 thousand and $5 thousand for the first nine months of 2012 and the first nine months of 2011, respectively is included in investment income; however, the corresponding average balances are included in other assets.

(b) The average balance of loans is calculated net of deferred loan fees/costs but includes non-accrual loans, if any, with a zero yield.

The following table shows the effect of the interest differential of volume and rate changes for the quarters ended September 30, 2012 and 2011. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	For the Three Months Ended
	September 30, 2012 over 2011
	Total	Rate	Volume
	(unaudited, in thousands)
Interest income:
Federal funds sold/ interest-bearing demand funds	$(12)	$1	$(13)
Deposits with other financial institutions	(16)	(4)	(12)
Investments	(36)	(32)	(4)
Loans	1,658	(1,820)	3,478
Net increase (decrease)	1,594	(1,855)	3,449

Interest expense:
Interest bearing demand	1	—	1
Savings and money market	86	38	48
Certificates of deposit	46	(9)	55
FHLB advances and other borrowings	126	63	63
Net increase (decrease)	259	92	167
Total net increase (decrease)	$1,335	$(1,947)	$3,282

Interest Income

Interest income of $5.2 million in the quarter ended September 30, 2012 represented an increase of $1.6 million, or 44.8%, from $3.6 million in the same quarter one year earlier.  The average yield on earning assets was 4.98% for the quarter ended September 30, 2012 compared to 5.98% for the quarter ended September 30, 2011.  The increase in interest income was primarily due to an increase in earning assets, partially offset by a decrease in the yield on earning assets.

Average gross loans were $371.7 million for three months ended September 30, 2012, an increase of $202.5 million or 119.7% from $169.2 million for the same period one year earlier.  Average loans comprised 90.2% of average earning assets in the three months ended September 30, 2012 compared to 71.6% in the second quarter of 2011.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $40.4 million for the quarter ended September 30, 2012, a decrease of $26.5 million or 39.7% from $67.0 million for the three months ended September 30, 2011.

Interest Expense

Interest expense was $426 thousand for the quarter ended September 30, 2012, which represented an increase of $259 thousand, or 155.1%, from $167 thousand for the comparable period of 2011.  The increase in interest expense was primarily due to an increase in average interest bearing liabilities compared to the same period in 2011, which is primarily due to the interest bearing liabilities acquired in the Merger during the second quarter of 2012.  Average interest-bearing liabilities were $268.9 million for the three months ended September 30, 2012, an increase of $120.6 million, or 81.3%, from $148.3 million for the same period one year earlier.

Average interest bearing deposits were $240.4 million for the quarter ended September 30, 2012, which represented 63.7% of total average deposits and was an increase of $92.2 million, or 62.2%, from $148.3 million representing 68.5% of total average deposits in the third quarter of 2011.

Other (non-deposit) interest bearing liabilities are primarily comprised of FHLB and other borrowings, and are primarily used to supplement the Company’s funding requirements.  Other interest bearing liabilities averaged $28.4 million in the three months ended September 30, 2012 and $46 thousand for the comparable period of 2011.

The average rate paid on interest-bearing liabilities was 0.42% in the quarter ended September 30, 2012 compared to 0.31% for the same period in 2011.

Credit Risk and Provision for Credit Losses

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

The Company charged-off $599 thousand during the three months ended September 30, 2012 compared to $1.9 million during the three months ended September 30, 2011.  The Company did not have any loan recoveries during the third quarter of 2012 or 2011. The Company recorded a provision for credit losses of $112 thousand for the three months ended September 30, 2012 due to the new credit funding in the quarter.  The Company recorded a provision for credit losses of $3.0 million for the quarter ending September 30, 2011, which resulted from loans being charged off and growth in the loan portfolio.

The following schedule provides an analysis of the allowance for credit losses for the quarters ended September 30, 2012 and 2011, respectively:

	Three Months Ended
	September 30,
	2012	2011
	(unaudited, in thousands)

Balance, beginning of period	$2,085	$1,402
Charged off loans
Commercial	(585)	(1,528)
Commercial real estate	—	(85)
Other	(14)	(245)
Total charge-offs	(599)	(1,858)
Provision for loan losses
Commercial	(122)	2,110
Commercial real estate	41	491
Residential real estate held for investment	92	329
Real estate - construction	(1)	(45)
Other	35	134
Unallocated	67	—
Total Provision (Reduction)	112	3,019

Balance, end of period	$1,598	$2,563

The allowance for loan losses was $1.6 million, or 0.57% of total loans held for investment, at September 30, 2012, compared to $2.6 million, or 1.59% of total loans, at September 30, 2011. The decrease in the allowance for loan losses from September 30, 2011 to September 30, 2012 is primarily attributable to charge-offs being taken for loans for which the Company had made provisions for specific reserves in the third quarter of 2011, thus the remaining allowance for loan losses remains adequate to cover the loans that are not covered under ASC310.

Based on an evaluation of individual credits, historical credit loss experience by loan type, economic conditions, and the Company’s reassessment of risks noted above, management has allocated the allowance for loan losses as follows for the periods ending September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial	$780	49%	$1,813	77%
Commercial real estate	559	35%	355	15%
Residential real estate	171	11%	121	5%
Other	21	1%	66	3%
Unallocated	67	4%	—	0%
Total	$1,598	100%	$2,355	100%

At September 30, 2012 the Company had nonperforming assets of $7.9 million, or 1.7% of total assets, compared to $13.3 million, or 5.6% of total assets, on December 31, 2011. The following summarizes nonperforming assets at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(unaudited)
	(in thousands)

Loans on nonaccrual status	$1,379	$2,448

Loans accruing past 90 days	—	21

Troubled Debt Restructurings	777	2,391

Total non-performing loans	2,156	4,860

Other real estate owned	3,581	3,581

Total non-performing assets	$7,893	$13,301

The nonperforming assets at September 30, 2012 consisted of loans on nonaccrual or 90 days or more past due and still accruing totaling $1.4 million, and other real estate owned valued at $3.5 million. Nonperforming loans at September 30, 2012 were comprised of loans with legal contractual balances totaling approximately $11 million reduced by $5 million received in nonaccrual interest and impairment charges of $1.1 million which have been charged against the allowance for credit losses.  As a result, there no longer was an indicated potential loss exposure pertaining to nonperforming loans and no impairment reserves were required to be included in the allowance for credit losses.

Included in nonperforming loans at September 30, 2012 are loans totaling $777 thousand that have been modified in trouble debt restructurings, where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on a loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection. In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments. As of September 30, 2012, none of the previously modified loans were considered performing due to a sustained period of timely payments.

Management undertakes significant processes in order to identify potential problem loans in a timely manner. In addition to regular interaction with the Company’s borrowers, the relationship managers review the credit ratings for each loan on a monthly basis and identify any potential downgrades. For commercial and factoring/asset-based loans, the Company receives quarterly financial statements and other pertinent reporting, such as borrowing bases for asset-based facilities, so as to identify any deteriorating financial trends. Covenant compliance for these loans is also monitored on a quarterly basis.  Management also engages a third party loan review firm that reviews the loan portfolio periodically to further identify potential problem loans. The loan review includes assessment of underwriting, quality of legal documents, management of the loan relationship, and adherence to the credit policy along with acceptable risk mitigation and rationale for exceptions to the policy.

As part of the loan approval process, management identifies the nature and type of underlying collateral supporting individual loans. Prior to or at the time of initial advances, any required lien positions are verified using UCC lien searches for personal property collateral, or title insurance for real property collateral. The Company engages a third party loan review firm to conduct an annual review of its loan documentation and the related policies and procedures regarding the loan documentation process.

Due to positive trends in overall loan classifications during the nine months ended September 30, 2012, the Company has been able to modestly lower the level of reserves to 0.57% of total loans at September 30, 2012. The coverage ratio, the ratio of allowance for loan losses to non-performing loans was 0.74% at September 30, 2012 compared to 0.48%  at December 31, 2011. Management believes that the coverage ratio reflects the conservative charge-off practice and that the allowance is adequate for losses not specifically identified in impairment analysis.

At September 30, 2012, the Company had approximately $13.5 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loan. The following table presents information regarding potential problem loans consisting of loans graded watch, special mention, substandard, doubtful and loss, but still performing.

	At September 30, 2012
	Number	Loan		Percent of
	of Loans	Balance	Percent	Total Loans
	(dollars in thousands)
Construction and land development	—	$—	0.00%	0.00%
Commercial real estate	7	4,252	31.53%	1.52%
Residential real estate	1	868	6.44%	0.31%
Commercial and industrial	10	8,367	62.04%	3.00%
Total	18	$13,487	100.00%	4.83%

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention. Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation. While credit quality as of September 30, 2012, as measured by loan delinquencies and by the Company’s internal asset quality rating system, is stable and well managed, there can be no assurances that continuing economic weakness will not lead to new problem loans in future periods. A further decline in economic conditions in the Company’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general. The Company has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Non-Interest Income

Non-interest income increased by $10.8 million to $12.7 million in the third quarter of 2012 compared to $1.9 million for the same period in 2011.  The increase in non-interest income is primarily due to the addition of the mortgage banking and broker-dealer revenues acquired in the Merger.

The following tables reflect the major components of the Company’s non-interest income for the three month period ending September 30, 2012 compared to the same periods ending September 30, 2011:

	For the Three Months
	Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(unaudited, dollars in thousands)

Whole loan sales and warehouse lending fees	$315	$—	$315	100.0%
Advisory income	607	—	607	100.0%
Trading income	2,276	—	2,276	100.0%
Mortgage banking, including gain on sale on loans held for sale	8,665	—	8,665	100.0%
Earnings on MIMS-1 limited partnership fund	191	—	191	100.0%
Other bank fees and income	283	323	(40)	-12.4%
Rental income	62	—	62	100.0%
Gain on recovery of acquired loans	335	1,554	(1,219)	-78.4%
Gain on sale of securities	1	—	1	100.0%
Total non-interest income	$12,735	$1,877	$10,858	578.5%

During the third quarter of 2012, $8.7 million, or 68%, of the Company’s non-interest income was generated from our mortgage banking activities, $3.2 million, or 25%, was generated by MCM, and $872 thousand, or 7% was generated by our commercial banking activities. In comparison, 100% of the Company’s non-interest income was generated by our commercial banking activities in the third quarter of 2011.

Non-interest revenues from our mortgage bank arise primarily from the funding and sale of mortgage loans. In the third quarter of 2012, $8.7 million of the Company’s non-interest income was generated by our mortgage bank as a result of these operations being added in the Merger.  Loan sales totaled $73.4 million during the third quarter of 2012.

Revenues from MCM come from three primary sources: trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of bond portfolios for other institutions. In the third quarter of 2012, $3.2 million of the Company’s non-interest income was generated by MCM, approximately 71% of which was related to trading activities.

Non-interest revenues from our commercial banking activities are generated from three primary sources:  gains on the recovery of acquired loans, service charges and fees related to deposit and transaction accounts, and earnings on the Bank’s investment in the MIMS-1 limited partnership fund.  Bank fee income experienced modest increase for the three months ended September 30, 2012 compared to the same periods in 2011 due to the higher number of customer accounts resulting from the Merger.  Amounts recovered from acquired loans, which typically fluctuate due to the nature of the income, was $335 thousand for the three months ended September 30, 2012, while $1.6 million was recognized decreased during the same period in 2011.  The Bank’s investment in the MIMS-1 limited partnership provided $191 thousand of earnings in the third quarter of 2012, compared to $131 thousand in the same period last year.

Non-Interest Expense

Non-interest expense increased by $11.5 million, or 358%, during the third quarter of 2012 compared to the same period in 2011. This increase was driven primarily by compensation and benefits and, to a lesser extent, professional fees and infrastructural enhancements (i.e., occupancy and equipment, etc.). More specifically, the increase in non-interest expense resulted from the operations acquired in the Merger that were fully reflected in the third quarter of 2012 and not at all in 2011.

The following table sets forth the components of non-interest expense for the periods indicated:

	For the Three Months
	Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(unaudited, dollars in thousands)

Compensation and benefits	$10,039	$1,542	$8,497	551%
Occupancy and equipment	1,024	355	669	188%
Technology and communication	971	376	595	158%
Professional fees	1,067	585	482	82%
FDIC insurance and regulatory assessments	184	37	147	397%
Amortization of intangibles	135	78	57	73%
Other non-interest expenses	1,300	225	1,075	478%
Total non-interest expense	$14,720	$3,198	$11,522	360%

Compensation and Benefits

Compensation and benefits increase by $8.5 million to $10.0 million for the third quarter of 2012 compared to $1.5 million for the same period in 2011.  This increase primarily reflects the addition of personnel as a result of the Merger and requisite growth in the Company’s staffing levels to support expansions in our mortgage banking division and, to a lesser extent, broker-dealer. The Company had a total of 221 full-time equivalent (“FTE”) employees at September 30, 2012 compared to 50 at September 30, 2011.  Mortgage related employees comprised 102 of the FTE employees at September 30, 2012, where there were no mortgage related employees at September 30, 2011. The table below reflects the Company’s additional personnel following the Merger which added a mortgage banking division and MCM to the operations as well as increasing the commercial banking staff as of September 30, 2012 compared to September 30, 2011.

	September 30,		Increase
Number of Employees by Operating Segment	2012	2011	Number	Percent
	(unaudited)
Commercial Bank	78	50	28	56.0%
Mortgage Bank	102	—	102	100.0%
MCM	41	—	41	100.0%
Total employees	221	50	171	342.0%

Occupancy and Equipment

Occupancy and equipment costs that totaled $1.0 million for the three months ended September 30, 2012, represents an increase of $669 thousand over the $355 thousand for the same period in 2011. This increase reflects the additional operations from the Merger, including growth in the Company’s infrastructure to support expansion of mortgage banking activities and, to a lesser extent, the commercial banking activities.

Technology and Communication

Technology and communication expenses totaled $971 thousand for the three months ended September 30, 2012, a $595 thousand increase over the $376 thousand incurred during the same period in 2012.  Consistent with other categories of expenses, this increase reflected the impact of the Merger, including growth in the Company’s infrastructure to support expansion in the mortgage bank and, to a lesser extent, the commercial bank.  Expenses incurred during the recent quarter include costs associated with the data processing conversion that was completed in August 2012.

Professional Fees

Professional fees totaled $1.1 million for the three months ended September 30, 2012, a $482 thousand increase over the $585 thousand incurred during the same period in 2011.  This increase is related to outlays for various strategic initiatives undertaken by the Company, the majority of which related to the Merger and consultants employed to assist with the data processing conversion.

Summary of Financial Results — Nine Months ended September 30, 2012

The Company reported net operating income of $668 thousand for the nine months ended September 30, 2012 representing an increase of $1.2 million compared to a net operating loss of $(495) thousand for the same period one year ago. The Company reported earnings per diluted share of $0.06 for the current nine months compared to a loss per diluted share of  $(0.06) for the same nine months in 2011.

The increase in earnings during the period ended September 30, 2012 compared to the same period in 2011 resulted primarily from an increase in non-interest income related to mortgage banking activities, partially offset by an increase in non-interest expenses associated with those same activities.  Net interest income declined in the nine months ended September 30, 2012 as compared to the same period in 2011, partially offset by a decrease in provision for loan losses.   See the specific sections below for details regarding these changes.

The table below highlights the changes in the nature and sources of income and expense.

	For the Nine Months
	Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(unaudited, dollars in thousands)

Interest income	$11,133	$12,366	$(1,233)	-10.0%
Interest expense	761	659	102	15.5%

Net interest income	10,372	11,707	(1,335)	-11.4%
Provision for loan losses	379	3,076	(2,697)	-87.7%

Net interest income after provision	9,993	8,631	1,362	15.8%

Non-interest income	16,257	2,393	13,864	579.4%
Non-interest expense	25,563	11,526	14,037	121.8%
Income taxes	19	(7)	26	-371.4%

Net income (loss) after tax	$668	$(495)	$1,163	-234.9%

Net Interest Income and Margin

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits is the principal component of the Company’s earnings.  Net interest income is affected by changes in the nature and volume of earning assets held during the nine months, the rates earned on such assets and the rates paid on interest bearing liabilities.

Net interest income for the nine months ended September 30, 2012 was $10.4 million, which was comprised of $11.1 million in interest income and $761 thousand in interest expense. Net interest income for the nine months ended September 30, 2011 was $11.7 million, which was comprised of $12.4 million in interest income and $659 thousand in interest expense.  Net interest income for the nine months ended September 30, 2012 represented a decrease of $1.3 million, or 11.4%, from the same period one year earlier.  The decrease in net interest income from the same period one year ago was primarily attributable to a decrease in the average yield on earning assets, partially offset by an increase in earning assets.

The composition of the average balance sheet impacts change in net interest income.  For the nine months ended September 30, 2012 average earning assets of $299.3 million represented an increase of $40.9 million, or 15.8%, compared to $258.4 million for the same period in 2011.  The increase in earning assets is principally the result of the earning assets acquired in the Merger.  The Company’s loan-to-deposit ratio, a measure of leverage, averaged 93.0% during the nine months ended September 30, 2012, which represented an increase compared to an average of 76.0% for the same nine months of 2011 as a result of higher loan growth relative to deposit funding.

The Company’s net interest margin (net interest income divided by average earning assets) for the nine months ended September 30, 2012 was 4.63% compared to 6.06% in the same period one year earlier. The decrease in net interest margin was primarily due to decreased yield on earning assets.  The lower yield on interest earning assets was primarily influenced by lower yields on loans; the higher yield in the nine months ending September 30, 2011 was the result of a greater amount of yield accretion from loans accounted for under ASC 310-30 than during the same period in 2012.

The following table shows the composition of average earning assets and average funding sources, average yields and rates, and the net interest margin for the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(unaudited, in thousands)
Interest-earning assets:
Federal funds sold	$33,051	$62	0.25%	$53,529	$93	0.23%
Deposits with other financial institutions	3,401	17	0.67%	10,746	100	1.24%
Investments(a)	7,449	178	3.19%	11,133	251	3.01%
Loans(b)	255,356	10,876	5.69%	182,990	11,922	8.71%
Total interest-earning assets	299,257	11,133	4.97%	258,398	12,366	6.40%
Non-interest-earning assets	35,652			20,377
Total assets	$334,909			$278,775

Interest-bearing liabilities:
Demand	12,299	7	0.08%	9,540	5	0.07%
Savings and money market	83,447	243	0.39%	59,809	139	0.31%
Certificates of deposit	79,751	347	0.58%	103,261	515	0.67%
FHLB advances and other borrowings	11,378	164	1.93%	50	—	0.00%
Total interest-bearing liabilities	186,875	761	0.54%	172,660	659	0.51%
Non-interest-bearing demand deposits	99,225			68,050
Total funding sources	286,100		0.36%	240,710		0.37%
Non-interest-bearing liabilities	4,990			3,239
Shareholders’ equity	43,819			34,826
Total liabilities and shareholders’ equity	$334,909			$278,775

Excess of interest-earning assets over funding sources	$13,157			$17,688
Net interest income		$10,372			$11,707
Net interest rate spread			4.61%			6.03%
Net interest margin			4.63%			6.06%

(a) Dividend income from the Bank’s investment in non-marketable stocks of approximately $36 thousand and $5 thousand for the first nine months of 2012 and the first nine months of 2011, respectively is included in investment income; however, the corresponding average balances are included in other assets.

(b) The average balance of loans is calculated net of deferred loan fees/costs but includes non-accrual loans, if any, with a zero yield.

The following table shows the effect of the interest differential of volume and rate changes for the nine months ended September 30, 2012 and 2011. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

	For the Nine Months Ended
	September 30, 2012 over 2011
	Total	Rate	Volume

Interest income:
Federal funds sold/ interest-bearing demand funds	$(31)	$5	$(36)
Deposits with other financial institutions	(83)	(22)	(61)
Investments	(73)	11	(84)
Loans	(1,046)	(4,697)	3,651
Net increase (decrease)	(1,233)	(4,703)	3,470

Interest expense:
Interest bearing demand	2	—	2
Savings and money market	104	43	61
Certificates of deposit	(168)	(56)	(112)
FHLB advances and other borrowings	164	82	82
Net increase (decrease)	102	69	33
Total net increase (decrease)	$(1,335)	$(4,772)	$3,437

Interest Income

Interest income of $11.1 million in the nine months ended September 30, 2012 represented a decrease of $1.3 million, or 10.0%, from $12.4 million in the same nine months one year earlier.  The average yield on earning assets was 4.97% for the nine months ended September 30, 2012 compared to 6.40% for the nine months ended September 30, 2011.  The decrease in interest income was primarily due to a decrease in the yield on earning assets, partially offset by an increase in earning assets.

Average gross loans were $255.4 million for nine months ended September 30, 2012, an increase of $72.4 million or 40.0% from $183.0 million for the same period one year earlier.  Average loans comprised 85.3% of average earning assets in the nine months ended September 30, 2012 compared to 70.8% in the nine months ended September 30, 2011.

Other earning assets, consisting of investment securities, federal funds sold and interest-bearing deposits, averaged $43.9 million for the nine months ended September 30, 2012, a decrease of $31.5 million or 41.8% from $75.4 million for the nine months ended September 30, 2011.

Interest Expense

Interest expense was $761 thousand for the nine months ended September 30, 2012, which represented an increase of $102 thousand, or 15.5%, from $659 thousand for the comparable period of 2011.  The increase in interest expense was primarily due to an increase in average interest bearing liabilities compared to the same period in 2011, which is primarily due to the interest bearing liabilities acquired in the Merger during the second quarter of 2012.  Average interest-bearing liabilities were $186.9 million for the nine months ended September 30, 2012, an increase of $14.2 million, or 8.2%, from $172.7 million for the same period one year earlier.

Average interest bearing deposits were $175.5 million for the nine months ended September 30, 2012, which represented 63.9% of total average deposits and was an increase of $2.9 million, or 1.7%, from $172.6 million representing 71.7% of total average deposits in the second nine months of 2011.

Other (non-deposit) interest bearing liabilities are primarily comprised of FHLB and other borrowings, and are primarily used to supplement the Company’s funding requirements.  Other interest bearing liabilities averaged $11.4 million in the nine months ended September 30, 2012 and $50 thousand for the comparable period of 2011.

The average rate paid on interest-bearing liabilities was 0.36% in the nine months ended September 30, 2012 compared to 0.37% for the same period in 2011.

Credit Risk and Provision for Credit Losses

The Company charged-off $1.1 million and $1.7 million during the nine months ended September 30, 2012 and September 30, 2011, respectively.  The Company did not record any recoveries during the nine months ended September 30, 2012 or September 30, 2011.

The Company recorded a provision for credit losses of $379 thousand for the nine months ended September 30, 2012 due to the new credit funding in the nine months.  The Company recorded a provision for credit losses of $3.1 million for the nine months ending September 30, 2011, which resulted from loans being charged off and growth in the loan portfolio.

The following schedule provides an analysis of the allowance for credit losses for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended
	September 30,
	2012	2011
	(unaudited, in thousands)

Balance, beginning of period	$2,355	$1,177
Charged off loans
Commercial	(1,080)	(1,545)
Commercial real estate	(1)	—
Residential real estate held for investment	(13)	(59)
Other	(42)	(86)
Total charge-offs	(1,136)	(1,690)
Provision for loan losses
Commercial	47	2,111
Commercial real estate	205	451
Residential real estate held for investment	63	381
Real estate - construction	(3)	—
Other	67	133
Total Provision (Reduction)	379	3,076

Balance, end of period	$1,598	$2,563

See “Summary of Financial Results — Nine months ended September 30, 2012 — Credit Risk and Provision for Credit Losses” for a discussion of the allowance for credit losses and nonperforming assets.

Non-Interest Income

Non-interest income increased by $13.9 million to $16.3 million in the nine months ended September 30, 2012 compared to $2.4 million for the same period in 2011.  The increase in non-interest income is primarily due to the addition of the mortgage banking and broker-dealer revenues acquired in the Merger.

The following tables reflect the major components of the Company’s non-interest income for the nine month period ending September 30, 2012 compared to the same period ending September 30, 2011:

	For the Nine Months
	Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(unaudited, dollars in thousands)

Whole loan sales and warehouse lending fees	$598	$—	$598	100.0%
Advisory income	771	—	771	100.0%
Trading income	2,950	—	2,950	100.0%
Mortgage banking, including gain on sale on loans held for sale	9,643	—	9,643	100.0%
Earnings on MIMS-1 limited partnership fund	236	—	236	100.0%
Other bank fees and income	642	828	(186)	-22.5%
Rental income	248	11	237	2154.5%
Gain on recovery of acquired loans	640	1,554	(914)	-58.8%
Gain on sale of securities	529	—	529	100.0%
Total non-interest income	$16,257	$2,393	$13,864	579.4%

During the nine months ended September 30, 2012, $9.6 million, or 59%, of the Company’s non interest income was generated from our mortgage banking activities, $4.3 million, or 27%, was generated by MCM, and $2.3 million, or 14% was generated by our commercial banking activities. In comparison, 100% of the Company’s non-interest income was generated by our commercial banking activities in the third quarter of 2011.

Non-interest revenues from our mortgage bank arise primarily from the funding and sale of mortgage loans. In the nine month period ending September 30, 2012, $9.6 million of the Company’s non-interest income was generated by our mortgage bank as a result of these operations being added in the Merger.  Loan sales totaled $259.9 million during the nine months ended September 30, 2012.

Revenues from MCM come from three primary sources: trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of bond portfolios for other institutions. In the first nine months of 2012, $4.3 million of the Company’s non-interest income was generated by MCM, approximately 68% of which was related to trading activities.

Non-interest revenues from our commercial banking activities are generated from three primary sources:  gains on the recovery of acquired loans, service charges and fees related to deposit and transaction accounts, and earnings on the Bank’s investment in the MIMS-1 limited partnership fund.  Bank fee income experienced modest increase for the three months ended September 30, 2012 compared to the same periods in 2011 due to the higher number of customer accounts resulting from the Merger.  Amounts recovered from acquired loans, which typically fluctuate due to the nature of the income, was $640 thousand for the nine months ended September 30, 2012, while $1.6 million was recognized decreased during the same period in 2011.  The Bank’s investment in the MIMS-1 limited partnership provided $236 thousand of earnings for the nine months ended September 30, 2012, compared to $131 thousand in the same period last year.

Non-Interest Expense

Non-interest expense increased by $14.0 million, or 122%, during the first nine months of 2012 compared to the same period in 2011. This increase was driven primarily by compensation and benefits and, to a lesser extent, professional fees and infrastructural enhancements (i.e., occupancy and equipment, etc.).

The following table sets forth the components of non-interest expense for the periods indicated:

	For the Nine Months
	Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(unaudited, dollars in thousands)

Compensation and benefits	$16,682	$5,430	$11,252	207%
Occupancy and equipment	1,834	1,099	735	67%
Technology and communication	1,741	963	778	81%
Professional fees	3,042	1,847	1,195	65%
FDIC insurance and regulatory assessments	332	226	106	47%
Amortization of intangibles	310	396	(86)	-22%
Other non-interest expenses	1,622	1,565	57	4%
Total non-interest expense	$25,563	$11,526	$14,037	122%

Compensation and Benefits

Compensation and benefits increase by $11.3 million to $16.7 million for the nine months ended September 30, 2012 compared to $5.4 million for the same period in 2011.  This increase primarily reflects the addition of personnel as a result of the Merger and requisite growth in the Company’s staffing levels to support expansions in our mortgage banking division and, to a lesser extent, broker-dealer. The Company had a total of 221 full-time equivalent (“FTE”) employees at September 30, 2012 compared to 50 at September 30, 2011.  Mortgage related employees comprised 102 of the FTE employees at September 30, 2012, where there were no mortgage related employees at September 30, 2011. The table below reflects the Company’s additional personnel following the business combination which added a mortgage banking division and MCM to the operations as well as increasing the commercial banking staff as of September 30, 2012 compared to September 30, 2011.

	September 30,		Increase
Number of Employees by Operating Segment	2012	2011	Number	Percent
	(unaudited)
Commercial Bank	78	50	28	56.0%
Mortgage Bank	102	—	102	100.0%
MCM	41	—	41	100.0%
Total employees	221	50	171	342.0%

Occupancy and Equipment

Occupancy and equipment costs that totaled $1.8 million for the nine months ended September 30, 2012, represents an increase of $735 thousand over the $1.1 million for the same period in 2011. This increase reflects the additional operations from the Merger, including growth in the Company’s infrastructure to support expansion of mortgage banking activities and, to a lesser extent, the commercial banking activities.

Technology and Communication

Technology and communication expenses totaled $1.7 million for the nine months ended September 30, 2012, a $778 thousand increase over the $963 thousand incurred during the same period in 2012.  Consistent with other categories of expenses, this increase reflected the impact of the Merger, including growth in the Company’s infrastructure to support expansion in the mortgage bank and, to a lesser extent, the commercial bank.  Expenses incurred during the recent quarter include costs associated with the data processing conversion that was completed in August 2012.

Professional Fees

Professional fees totaled $3.0 million for the nine months ended September 30, 2012, a $1.2 million increase over the $1.8 million incurred during the same period in 2011.  This increase is related to outlays for various strategic initiatives undertaken by the Company, the majority of which related to the Merger and consultants employed to assist with the data processing conversion.

Balance Sheet

Total assets of the Company at September 30, 2012 were $469.3 million, an increase of $229.9 million compared to $239.4 million at December 31, 2011.  Fair value additions to total assets from the Merger totaled $232.5 million, offset primarily by decreases from other operational activity, including net loan sales and principal pay downs and sales of investment securities.

The loan portfolio consists of loans held for investment and loans held for sale.  Loans held for investment net of allowance for loan losses increased by $111.1 million to $277.5 million as of September 30, 2012 compared to $166.4 million as of December 31, 2011.  This portfolio growth was comprised of $99.9 million due to the Merger, and net new loan originations of $11.2 million for the first nine months of 2012.  Prior to the Merger, PBB had not recently engaged in the sale of loans.  However, the acquisition resulted in the addition of loans held for sale with a fair value of $76.4 million as of May 31, 2012.  Loans held for sale declined slightly to $76.0 million at September 30, 2012 with the net change reflecting the turnover and restoration of the held for sale portfolio as depicted in the statement of cash flows.

The following table shows the Company’s loans by type and their percentage distribution as of September 30, 2012 and December 31, 2011.

	September 30 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
	Outstanding	of Total	Outstanding	of Total
	(unaudited)
	(dollars in thousands)
Commercial	$83,364	23.5%	$46,474	27.5%
Commercial real estate	153,925	43.3%	98,934	58.6%
Residential real estate held for investment	38,860	10.9%	20,907	12.4%
Residential real estate held for sale	76,070	21.4%	—	0.0%
Real estate - construction	1,306	0.4%	35	0.1%
Other	1,593	0.4%	2,386	1.4%
Total loans, including net loan costs	355,118	100.0%	168,736	100.0%
Allowance for loan losses	(1,598)		(2,355)
Net loans	$353,520		$166,381

The Bank’s largest category of loans is real estate loans secured primarily by commercial properties.  Commercial real estate loans were $153.9 million at September 30, 2012, which represented an increase of $55.0 million, or 55.6%, compared to $98.9 million at December 31, 2011.  At September 30, 2012, commercial real estate loans comprised 43.3% of total loans outstanding compared to 58.6% at December 31, 2011.

The Bank offers a variety of commercial loans, including secured and unsecured, term loans and revolving lines of credit, equipment loans and accounts receivable loans. Although the Bank underwrites secured term loans and revolving lines of credit primarily on the basis of a borrower’s cash flow and ability to service the debt, we also rely on the liquidation of the underlying collateral as a secondary payment source, where applicable.  Commercial loans were $83.4 million at September 30, 2012, which represented an increase of $36.9 million, or 79.4%, compared to $46.5 million at December 31, 2011.  At September 30, 2012, commercial loans comprised 23.5% of total loans outstanding compared to 27.5% at December 31, 2011.

The Company makes loans secured by residential real estate that it holds in its own portfolio as well as loans that it holds for sale.  Residential loans held for investment include loans secured by multi-family as well as single family dwellings.  Residential loans held for investment were $38.9 million at September 30, 2012, which represented an increase of $18.0 million, or 86.1%, compared to $20.9 million at December 31, 2011.  At September 30, 2012, residential loans held for investment comprised 10.9% of total loans outstanding compared to 12.4% at December 31, 2011.  Through the Merger the Company acquired an operating line that originates residential mortgage loans for sale and did not have any residential loans held for sale at December 31, 2011.  At September 30, 2012, residential loans held for sale were $76.1 million, which comprised 21.4% of total loans outstanding.

Construction loans consist of real estate that is in the process of improvement.  Repayment of these loans may be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user.  Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs.  Construction loans generally have terms of one year to eighteen months consistent with the anticipated construction period and interest rates based on a designated index.  Substantially all construction loans have built in interest reserve accounts.  Real estate construction loans were $1.3 million at September 30, 2012 compared to $35 thousand at December 31, 2011.  At September 30, 2012, construction loans comprised 0.4% of total loans outstanding compared to 0.1% at December 31, 2011.

Other loans consist of consumer loans that generally have higher interest rates than mortgage loans. The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral. Other loans consist of education loans, vehicle loans and other secured and unsecured loans as well as overdrafts that have been made for a variety of consumer purposes.  Other loans were $1.6 million at September 30, 2012, which represented an decrease of $793 thousand, or (33.2)%, compared to $2.4 million at December 31, 2011.  At September 30, 2012, other loans comprised 0.4% of total loans outstanding compared to1.4% at December 31, 2011.

The Company’s loans held for investment include loans that are delinquent or have had the terms of repayment changed that constitute troubled debt restructuring.  At September 30, 2012 the Company had total non-performing loans of $2.2 million, a decrease of $2.7 million, or 55.6%, from $4.9 million at December 31, 2011. The Company also had other real estate owned at September 30, 2012 of $3.6 million, which was unchanged from December 31, 2011.  Total non-performing assets at September 30, 2012 were $5.7 million, a decrease of $2.7 million, or 32.0%, from $8.4 million at December 31, 2011.

	September 30, 2012	December 31, 2011
	(unaudited)
	(in thousands)

Loans on nonaccrual status	$1,379	$2,448

Loans accruing past 90 days	—	21

Troubled Debt Restructurings	777	2,391
Total non-performing loans	2,156	4,860

Other real estate owned	3,581	3,581

Total non-performing assets	$5,737	$8,441

Of the Bank’s total loans outstanding as of September 30, 2012, 41% were due in one year or less, 28% were due in one to five years, and 31% were due after five years. As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and the Bank. Of the gross loans outstanding as of September 30, 2012, approximately 79% had adjustable interest rates. Of these, 34% have interest rates tied to the prime rate and are subject to changes in the rate index immediately when the prime rate is changed. The remaining adjustable rate loans are tied to other indices and subject to periodic adjustment prior to the contract maturity.  The following table details the Bank’s loans held for investment is based on contractual maturities, reflecting gross outstanding loans without consideration of purchase premium, deferred fees or deferred costs.  The table also provides the distribution of the loan portfolio that is subject to interest rate changes.

	September 30, 2012
	Maturing
	Within One	One to Five	After Five
	Year	Years	Years	Total
	(unaudited, in thousands)

Commercial	$62,292	$12,860	$8,212	$83,364
Commercial real estate	38,518	54,896	60,511	153,925
Residential real estate	10,842	10,531	17,487	38,860
Real estate - construction	1,270	—	36	1,306
Other	903	690		1,593
Total, excluding deferred loan fees	$113,825	$78,977	$86,246	$279,048

Loans with pre-determined interest rates	$4,948	$26,099	$27,416	$58,463
Loans with floating or adjustable rates	108,877	52,878	58,830	220,585
Total	$113,825	$78,977	$86,246	$279,048

The Company invests a portion of its liquid assets in investment securities, which it categorizes as available for sale; none of the Company’s investment securities are categorized as held to maturity.  At September 30, 2012 the Company’s investment securities were $9.0 million, a slight decrease of $419 thousand, or (4.4)%, compared to $9.5 million as of December 31, 2011.  The following schedule provides an overview of the Company’s investment portfolio based on type and carrying value as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	(unaudited)
	Fair	Percent of	Fair	Percent of
	Value	Total	Value	Total
	(dollars in thousands)
Available for Sale
U.S. government and agency securities:
Debentures	$—	—	$1,518	16.0%
Mortgage-backed securities	7,622	84.3%	1,983	21.0%
Private label mortgage-backed securities	1,419	15.7%	—	—
Municipal Securities	—	—	5,959	63.0%
Totals	$9,041	100.0%	$9,460	100.0%

The weighted average yield on the investment portfolio was 1.68% with a weighted average life of 3.75 years at September 30,2012 as compared to a weighted average yield of 3.30% and weighted average life of 8.63 years at December 31, 2011.

Deposits are the Bank’s primary source of funds. Total deposits at September 30, 2012 were $373.8 million, an increase of $172.6 million, or 85.8%, from $201.2 million at December 31, 2011.  While balances increased overall due to the Merger, the deposit mix improved with respect to non-interest bearing deposit as of September 30, 2012 compared to the mix as of December 31, 2011.  As of September 30, 2012, 39.5% of the Company’s deposits were non-interest-bearing demand deposits, compared to the ratio of 34.9% as of December 31, 2011.  The mix of the Company’s savings and money market accounts remained stable during the period, which represented 31.6% of the Company’s deposits as of September 30, 2012 and December 31, 2011.  The mix of the Company’s time deposits declined to 24.7% of total deposits compared to 28.7% as of December 31, 2011.  The following table sets forth the amount and the percent of total deposits outstanding by category at September 30, 2012, and December 31, 2011.

	September 30, 2011		December 31, 2011
	Amount	Percent	Amount	Percent
	(unaudited)
	(dollars in thousands)
Non-interest bearing deposits	$147,761	39.5%	$70,188	34.9%
Interest bearing demand	15,688	4.2%	10,480	5.2%
Savings and money market	117,935	31.6%	62,678	31.2%
Certificate of deposit $100,000 and over	68,231	18.3%	25,949	12.9%
Certificate of deposit less than $100,000	24,149	6.5%	31,857	15.8%
Total deposits	$373,764	100.0%	$201,152	100.0%

As of September 30, 2012, certificates of deposit were $92.4 million and comprised 24.8% of the Company’s total deposits, of which 73.9% had balances of $100,000 or more and 42.9% had maturities of 90 days or less. The following table provides a breakdown of the Company’s certificates of deposit by maturity and balance category as of September 30, 2012.

	September 30, 2012
	Less than $100,000	Greater Than or Equal to $100,000	Total
	(unaudited, in thousands)
Three months or less	$13,642	$25,953	$39,595
Over three and through twelve months	9,181	26,886	36,067
Over twelve months	1,326	15,392	16,718
Total	$24,149	$68,231	$92,380

The Bank increased its borrowing capacity with the FHLB by $60.5 million, to $101.6 million borrowing capacity at September 30, 2012 from $40.1 million at December 31, 2011.  The Bank’s borrowing at FHLB is collateralized by loans with principal balances of $183.5 million and securities with a fair value of $6.2 million as determined by the FHLB.  The carrying amount of advances outstanding at September 30, 2012 totaled $24.6 million; the Company did not have any FHLB borrowings at December 31, 2011.  Balances at September 30, 2012 consist of open advances totaling $20.0 million and a term advance with a carrying amount of $4.6 million maturing on September 27, 2013, with interest payable semi-annually at a contractual rate of 4.38%.  The following table provides the detail of the Company’s advances.

Principal	Interest
Amount	Rate	Type	Maturity Date
(unaudited, dollars in thousands)

$4,500	4.38%	Fixed	6/27/2013

In addition, at September 30, 2012, the Bank has mortgage with a carrying amount of $1.3 million on a branch location with interest-only payments at a contractual rate of 5%, due in full on April 5, 2021.  The Company also has related party credit facility with a principal balance outstanding of $5 million as of September 30, 2012.  Details about this credit facility, which was acquired by the Company as part of the Merger, are included in Note 8 of the accompanying Notes to Consolidated Financial Statements.

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

Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of September 30, 2012, the Company and the Bank exceeded all applicable capital adequacy requirements to be considered “well capitalized” under generally applicable regulatory guidelines.

Under the Federal Reserve Board’s guidelines, Bancorp is a “small bank holding company” and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis required to be considered “well capitalized” under generally applicable regulatory guidelines as of September 30, 2012.

The following table sets forth the regulatory capital ratios for the Bank and Company as of September 30, 2012:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(unaudited, dollars in thousands)
Company
Total Capital (risk-weighted assets)	$46,080	12.79%	$28,813	8.00%	$36,016	10.00%
Tier 1 Capital (risk-weighted assets)	$43,979	12.21%	$14,407	4.00%	$21,610	6.00%
Tier 1 Leverage Capital (average assets)	$43,979	9.33%	$18,859	4.00%	$23,574	5.00%

Bank
Total Capital (risk-weighted assets)	$47,145	13.17%	$28,641	8.00%	$35,801	10.00%
Tier 1 Capital (risk-weighted assets)	$45,044	12.58%	$14,320	4.00%	$21,481	6.00%
Tier 1 Leverage Capital (average assets)	$45,044	10.00%	$18,011	4.00%	$22,514	5.00%

BOMC is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At September 30, 2012, BOMC had net capital of $744 thousand, which was $644 thousand in excess of its required net capital of $100,000.  BOMC’s net capital ratio was 1.65 to 1.

Liquidity and Liquidity Management

The adequacy of the Company’s liquidity is favorably reflected in its interest-bearing overnight deposit balances at a level that would cushion unexpected increases in loans or decreases in customer deposits. For the three and nine months ended September 30, 2012, we had average balances of $31.0 million and $36.5 million, respectively, in interest-bearing and overnight deposit balances, representing 7.5% and 12.2%, respectively, of our average interest-earning assets.

As of September 30, 2012 and December 31, 2011, cash and cash equivalents represented 15.6% and 22.6% of our total deposits, respectively. The ratio at September 30, 2012 declined significantly following the deposits added in the Merger; however, the ratio is deemed adequate for managing the Company’s liquidity when coupled with other funds available to the Company. These secondary sources of liquidity include the previously noted borrowing capacity at the FHLB as well as lines of credit.  The Company has lines of credit totaling $17 million for obtaining overnight funds from correspondent banks.  These lines are subject to availability and have restrictions as to the number of days funds can be used each month.

The Bank monitors concentrations of funds which are provided by a single investor or from a single related source on a monthly basis to assist in its assessment of liquidity. As of September 30, 2012 there were 11 relationships representing approximately 21% of the Company’s total deposits, excluding brokered and CDARS deposits. None of these relationships holds deposits in excess 5% of the Company’s total deposits, excluding brokered and CDARS deposits.

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

The Company’s management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  Notwithstanding management’s assessment that our disclosure controls and procedures were effective as of September 30, 2012, we determined that those controls and procedures were not effective in earlier periods but appropriate steps have been taken to improve these controls and procedures.  We believe that the consolidated financial statements included in this Form 10-Q fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Changes in Internal Control

Other than the changes discussed above, there were no changes in the Company’s internal control over financial reporting in the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The book value of our MSRs reflects their fair value, not their market value. Given current market conditions, we likely would realize a loss if we were to sell our servicing portfolio in the current market and that loss could be material. Market conditions could change favorably or unfavorably in the future.

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
10.1

Employment Agreement dated for reference purposes only as of May 31, 2012, by and among Manhattan Bancorp, Bank of Manhattan, N.A. and John Nerland, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

10.2

Third Amendment to Credit Agreement, dated as of September 15, 2012, among Manhattan Bancorp, the lenders party thereto and Carpenter Fund Management Company, LLC, as administrative agent for the lenders, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 20, 2012.

10.3

Reimbursement Agreement, dated as of August 31, 2012, among Manhattan Bancorp, Bank of Manhattan, N.A. and CCFW, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 20, 2012.

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

MANHATTAN BANCORP

Date:	November 13, 2012	/s/ Terry L. Robinson
Terry L. Robinson

Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2012	/s/ Curt A. Christianssen
Executive Vice President and Chief Financial Officer (Principal Financial and
Accounting Officer)