Form 10-K
period 2012-12-31
Manhattan Bancorp
filed 2013-03-29
CIK 1387632

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2012 was approximately $10.3 million.

        As of March 23, 2013, there were 12,508,268 shares of the registrant's common stock outstanding.

Manhattan Bancorp
Annual Report on Form 10-K for the year ended December 31, 2012

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K ("Form 10-K") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Manhattan Bancorp and its subsidiaries (collectively, the "Company") intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws. Words such as "will likely result," "aims," "anticipates," "believes," "could," "estimates," "expects," "hopes," "intends," "may," "plans," "projects," "seeks," "should," "will," and variations of these words and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements are based on the Company's current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company's actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: the impact of changes in interest rates; a continuing decline in economic conditions or the failure of economic conditions to improve; the impact of inflation; increased competition among financial service providers; the Company's ability to attract deposit and loan customers; the quality of the Company's earning assets; government regulation; risks associated with the recent acquisition of Professional Business Bank, including the successful integration of the companies' businesses and the anticipated cost saving arising from the merger; and management's ability to manage the Company's operations. For further discussion of these and other risk factors, see "Item 1A. Risk Factors" in this Form 10-K.

        Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

 PART I

ITEM 1.    BUSINESS

General

        Manhattan Bancorp is a bank holding company incorporated in California in August 2006 and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Its principal subsidiary, Bank of Manhattan, N.A. (the "Bank"), is a nationally chartered banking association organized under the laws of the United States. The Bank, which commenced its banking operations in August 2007, is headquartered in the South Bay area of Southern California and offers relationship banking services and residential mortgages to entrepreneurs, family owned and closely-held middle market businesses, real estate investors and professional service firms. The Bank also originates residential mortgages to individuals within its service areas who are purchasing homes or refinancing their existing mortgages; these loans originated by the Bank are sold in the secondary market. The Bank operates from its headquarters office along with branch offices located in the California cities of Manhattan Beach, Glendale, Pasadena, and Montebello. The Bank offers mortgage loans through lending offices located at its headquarters office and in the California cities of Los Angeles, San Diego, Woodland Hills, Hermosa Beach, Huntington Beach, Newport Beach, and Santa Barbara. At December 31, 2012, the Company had consolidated total assets of $465.4 million, total net loans of $371.0 million, total deposits of $383.3 million and total stockholders' equity of $57.1 million.

        Through a wholly-owned subsidiary, MBFS Holdings, Inc. ("MBFS"), Manhattan Bancorp also indirectly owned until November 9, 2012, a 70% interest in Manhattan Capital Markets LLC ("MCM"), which, either directly or through its wholly-owned subsidiaries, generates revenues primarily from trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of bond portfolios of other institutions. As discussed in more detail below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Sale of MBFS," Manhattan Bancorp sold its entire interest in MBFS, including its indirect interest in MCM, on November 9, 2012 to Carpenter Fund Manager GP, LLC and its affiliated investment funds (the "Carpenter Funds"), an affiliate of the Company.

        Unless the context requires otherwise, references in this Annual Report on Form 10-K to the "Company," "we" or "us" refers to Manhattan Bancorp and its consolidated subsidiaries; references to "Manhattan Bancorp" refer to Manhattan Bancorp on an unconsolidated basis. References to "MBFS" and references to "MCM" refer to MBFS Holdings, Inc. and its subsidiary Manhattan Capital Markets LLC and its direct and indirect wholly-owned subsidiaries respectively.

Acquisition of Professional Business Bank

        On May 31, 2012, Manhattan Bancorp completed its acquisition of Professional Business Bank through the merger of Professional Business Bank with and into the Bank, with the Bank as the surviving institution (the "Merger"). Immediately prior to the Merger, Professional Business Bank completed a transaction in which its holding company, CGB Holdings, Inc., was merged into Professional Business Bank and accounted for using the historical balances as entities under common control.

        In the Merger, Manhattan Bancorp issued an aggregate of 8,195,469 shares of its common stock to the shareholders of Professional Business Bank, representing a ratio of 1.7991 shares of Manhattan Bancorp common stock for each share of Professional Business Bank common stock outstanding at the effective time of the Merger. The shares of Manhattan Bancorp common stock issued to the Professional Business Bank shareholders in the Merger constituted approximately 67.2% of the Manhattan Bancorp's outstanding common stock after giving effect to the Merger. Accounting principles generally accepted in the United States of America ("GAAP") require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Other factors also considered in this determination include composition of the Board of Directors and executive management of the combined company. Accordingly, the Merger was accounted for as a reverse acquisition whereby Professional Business Bank was treated as the acquirer for accounting and financial reporting purposes.

        As a result of the Merger, the Bank acquired four branches in central and east Pasadena, Montebello and Glendale, additional assets with an estimated fair value of $233.1 million and additional deposits with an estimated fair value of $200 million.

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

        The Bank originates loans based on specific underwriting guidelines. A large portion of these loans are secured by commercial real estate. However, the Bank offers both secured and unsecured commercial term loans and lines of credit, as well as construction loans for individual residential properties. To a much lesser extent, the Bank has made home equity and other consumer loans. The Bank also originates consumer residential real estate mortgage loans with the intent to sell the majority of such loans to qualified investors. The Bank has not originated, nor does it intend to originate, loans that are deemed sub-prime credits. Additionally, all residential real estate mortgage loans are full income documented and asset documented loans.

        The Bank originates warehouse lines of credit for select mortgage banks whereby the Bank controls both the cash disbursement process through a third party vendor and the collateral through a third party custodian. The Bank also takes an assignment of each underlying loan.

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

Secondary Marketing and Loan Servicing Activities

        As part of its secondary marketing activities, the Bank originates residential real estate mortgage loans with the intent to sell the majority of such loans to qualified investors. It also purchases existing funded residential real estate mortgage loans from qualified institutions with the intent to resell these loans to qualified investors. The Bank underwrites all purchased loans for credit and regulatory compliance prior to acquisition to ensure each loan is eligible for sale to government agencies or government sponsored agencies (collectively referred to as "GSEs"). The Bank uses derivative securities to hedge its funded and unfunded mortgage loan commitments to manage the interest rate risk of its secondary marketing activities.

        Depending upon market pricing for mortgage servicing rights ("MSRs"), the Bank sells loans either servicing retained or servicing released. When it sells loans, it records realized gains or losses from these loans at the time of sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. When it sells loans servicing retained, it capitalizes the resulting MSRs based on its estimated fair value and records the related gain. The Bank believes that servicing loans for others can provide it with an important opportunity to offer its other financial services to borrowers, a meaningful source of additional income with minimal additional overhead costs, and an important asset/liability management tool because it provides an asset whose value tends to move opposite to changes in market interest rates. In contrast to certain other components of the Bank's balance sheet, a loan servicing portfolio normally increases in value as interest rates rise and loan prepayments decrease and declines in value as interest rates fall and loan prepayments increase.

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

Capital Market Activities

        From the period following the Merger through the sale of MBFS on November 9, 2012 (for accounting purposes effective October 31, 2012), the Company's statement of operations reflect mortgage related advisory and broker/dealer services offered through its indirect subsidiary, MCM. MCM provided both fee and incentive based consulting services to banks, mortgage bankers and institutional investors.

        MCM's wholly owned subsidiary, BOM Capital, LLC, ("BOMC"), effectuated buy and sell orders from institutional investors in mortgaged backed to-be-announced securities. In order to mitigate principal risk, BOMC did not take a position in those transactions but rather arranged for simultaneous buyers and sellers for all transactions prior to executing either a buy trade or a sell trade. BOMC's transactions were deemed to be "Riskless Principal Transactions" per Federal Reserve System Regulation Y, Part 225—Subpart C—Sec. 225.28.

        MCM also provided general consulting services through its wholly owned subsidiary, Manhattan Advisory Services Inc. ("MASI"), and mortgage warehouse lending services through its wholly owned subsidiary, MMWI. MASI also provided loan trading services and incentive based investment advisory services through its wholly owned subsidiary, Manhattan Investment Management Services Inc. ("MIMS").

Geographic Market Area

        The majority of our mortgage loans are originated in Southern California, primarily in Los Angeles County and, to a lesser extent, Santa Barbara, Ventura, Orange and San Diego Counties.

        Our commercial bank's business development officers use the Company's headquarters office and branch offices as hubs from which they serve and solicit prospective customers from outlying areas, primarily the surrounding communities of South Bay, Westside, downtown Los Angeles, and South Los Angeles.

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

Employees

        As of December 31, 2012, the Company had 188 employees, all of which were full-time. None of our employees are represented by a union or covered by a collective-bargaining agreement. Management believes that its employee relations are good.

Client Concentrations

        Neither the Company nor either of the reportable segments has any client relationships that individually account for 10% or more of consolidated or segment revenues, respectively. The Bank monitors concentrations of funds which are provided by a single investor or from a single related source on a monthly basis to assist in its assessment of liquidity. As of December 31, 2012, there were four relationships that had total deposits in excess of 2% of total deposits representing approximately 16.1% of all Bank deposits, less brokered and Certificate of Deposit Account Registry Service ("CDARS") deposits. At December 31, 2012 the Bank had brokered and CDARS deposits totaling $8.4 million and $29.7 million, or 2.2% and 7.7% of total deposits, respectively.

Economic Conditions and Legislative and Regulatory Developments

        Historically, the Company's profitability, like most depository institutions, was dependent primarily on interest income, principally generated by our commercial banking business. However, as our mortgage division business continues to grow, fee-based income is becoming an increasingly larger proportion of the Company's revenues. Both businesses are impacted significantly by market-driven interest rates. These rates are highly sensitive to many factors that are beyond the Company's control and cannot be predicted, including but not limited to inflation, recession, unemployment, federal monetary policy, and changes in domestic and foreign economic conditions.

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

        Dodd-Frank requires that a bank holding company serve as a source of financial strength to its subsidiary banks and commit resources as necessary to support each subsidiary bank. In addition, if a subsidiary bank fails to maintain adequate capital levels, it could be required by the bank's federal regulator to take "prompt corrective action." In such a case, the bank holding company may be required to support the subsidiary bank's capital restoration plan. See "Prompt Corrective Action Provisions" below.

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

  •
  Provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation beginning in 2013 for smaller reporting companies, such as the Company, (ii) executive compensation "clawback" requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (iii) enhanced independence requirements for compensation committee members, and (iv) giving the Securities and Exchange Commission (the "SEC") authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company's proxy statement; and

  •
  The creation of a Bureau of Consumer Financial Protection, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and which may examine and enforce its regulations on banks with more than $10 billion in assets.

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

Capital Adequacy Requirements

        Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments discussed below. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2012, the Company's and the Bank's capital ratios exceeded the minimum percentage requirements to be deemed "well capitalized" for regulatory purposes.

        The current risk-based capital guidelines for bank holding companies and banks adopted by the federal banking agencies are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. As of December 31, 2012 and December 31, 2011, the Bank's Total Risk-Based Capital Ratio was 13.01% and 19.22% respectively, and its Tier 1 Risked-Based Capital Ratio was 12.21% and 17.96% respectively.

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

        The Company and the Bank also are required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3.0%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.0% minimum, for a minimum of 4.0% to 5.0%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank's particular circumstances warrant. As of December 31, 2012, the Bank's leverage capital ratio was 10.18%, and the Company's leverage capital ratio was 10.39%. Both ratios exceeded regulatory minimums as well as the threshold for "well capitalized" as defined by the regulatory agencies of both the Company and the Bank.

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

        Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3.0%, based on a measure of total exposure rather than total assets, and new liquidity standards. The new Basel III capital standards were originally to be phased in from January 1, 2013 until January 1, 2019. On November 9, 2012, the FRB, the FDIC, and the OCC issued a press release stating that they "do not expect" that any of the new regulatory capital rules they had proposed to implement pursuant to Basel III would become effective on January 1, 2013. There is no certainty when the phase in of these new regulatory standards will begin or to what extent they will apply to the Company. United States banking regulators must also implement Basel III in conjunction with the provisions of Dodd-Frank related to increased capital and liquidity requirements. The regulations ultimately applicable to the Company may be substantially different from the Basel III final framework. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity.

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

        A depository institution's capital tier under the prompt corrective action regulations depends upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank's prompt corrective action capital category is determined solely for the purpose of applying the prompt corrective action regulations and the capital category may not constitute an accurate representation of the banks' overall financial condition or prospects for other purposes. A bank is: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

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

        The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but may not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Deposit Insurance

        The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customers' deposits through the DIF up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250 thousand and all non-interest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. In November 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank prepaid its assessments based on the calculations of the projected assessments at that time.

        As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35% (from the former minimum of 1.15%) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5%) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35% by 2020; (3) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35% and 1.5%; and (4) continues the FDIC's authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDI Act continues to require that the FDIC's Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of increasing its reserve ratio up to 2% of insured deposits by 2027.

        On February 7, 2011, the FDIC approved a final rule, which was effective for the quarter beginning April 1, 2011, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5%, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would generally pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution, to the extent that all such debt exceeds 3% of the other insured depository institution's Tier 1 capital.

        The Bank's FDIC insurance expense totaled $320 thousand for 2012. FDIC insurance expense includes deposit insurance assessments and Financing Corporation ("FICO") assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. Total FICO assessments for the Company totaled $17 thousand for 2012.

        The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse effect on the Company's earnings and could have a material adverse effect on the value of, or market for, the Company's common stock.

        The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank's depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank's charter by the OCC.Operations and Consumer Compliance Laws

        The Bank must comply with numerous federal anti-money laundering, data security, privacy and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Foreign Account Tax Compliance Act (effective 2013), the Bank Secrecy Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

        Dodd-Frank provides for the creation of the Bureau of Consumer Financial Protection as an independent entity within the FRB. This bureau is a new regulatory agency for United States banks. It has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties. The bureau's functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank's consumer transactions, and enforcing rules related to consumer financial products and services. While the Bank will generally be subject to rules issued by the bureau, Banks with less than $10 billion in assets, such as the Bank, will continue to be examined for compliance by their primary federal banking agency.

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

We have a history of net losses and a limited history of profitability, and we may not be profitable in the future.

        Prior to the Merger, Manhattan Bancorp reported net losses of $6.9 million, $4.7 million, $5.0 million, $4.4 million, and $2.2 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively and Professional Business Bank reported a net loss of $238 thousand and $61 thousand for the years ended December 31, 2011 and 2010, respectively and a net loss of $2.7 million for the period from March 9, 2009 (date of inception) to December 31, 2009. Although we had net income attributable to common shareholders of $686 thousand for the year ended December 31, 2012, the effects of the current economic downturn may continue to adversely impact our overall financial performance and results of operations.

We may fail to realize the cost savings we have estimated for the Merger or integrate the business operations and managements of our two companies in an efficient manner.

        The success of the Merger will depend, in part, on our ability to realize anticipated cost savings and to successfully combine the businesses of the Bank and Professional Business Bank in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships nor result in decreased revenues due to any loss of customers. We expect to realize annual cost savings from reductions in the number and amount of employees and reduced infrastructural costs (e.g., integration of information systems). While we have taken existing lease and other contractual obligations into consideration in developing our estimate of cost savings, changes in transaction volumes, operating systems and procedures and other factors may cause the actual cost savings to be different from these estimates. In addition, difficulties encountered in integrating our information systems could prevent us from realizing some of the estimated cost savings. Such difficulties could also jeopardize customer relationships, cause a loss of deposits or loan customers and the revenue associated with those customers. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. Integration efforts will also divert management attention and resources. A failure to successfully navigate the complicated integration process could have an adverse effect on our operations and financial results. If we are not able to achieve these cost-savings objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

Goodwill resulting from the Merger may adversely affect our results of operations.

        Our goodwill and other intangible assets increased substantially as a result of the Merger. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

Continued or worsening general economic or business conditions, particularly in California where our business is concentrated, could have an adverse effect on our business, results of operations and financial condition.

        Our operations, loans and the collateral securing our loan portfolio are concentrated in the State of California. Our success depends upon the business activity, population, income levels, deposits and real estate activity in this market. As a result, we may be particularly susceptible to the adverse economic conditions in California, and Southern California in particular.

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

        The majority of our assets and deposits were generated in Southern California. At December 31, 2012, approximately half of our commercial loans and the majority of our mortgage loans held for sale were secured by real property in Southern California. During 2012, the real estate market in Southern California showed signs of stabilization and some improvement, as evidenced by increasing prices, increased transaction volume, and decreased foreclosure rates. These improvements follow an extended period of deterioration and there is no certainty that improvements will continue, or that we not might return to further deterioration in the real estate market. Further deterioration may result in an increase in the level of our nonperforming loans, particularly commercial real estate loans. When real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, we may experience greater charge-offs and, similarly, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and, as a result, we are more likely to suffer losses on defaulted loans. If this real estate trend in our market areas continues or worsens, the result could be reduced income, increased expenses, and less cash available for lending and other activities, which could have a material and adverse effect on our financial condition and results of operations.

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

        Bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. A review of a portion of our loans was completed in the fourth quarter of 2012 by a third party loan review, where all recommendations were implemented. While we believe that our allowance for loan losses is adequate to cover potential losses, we cannot guarantee that future increases to the allowance for loan losses may not be required by regulators or other third party loan review or financial audits. Any of these occurrences could materially and adversely affect our financial condition and results of operations.

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

        Many competitors offer the types of loans and banking services that we offer. These competitors include national banks, regional banks and other independent banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, mortgage divisions and other financial intermediaries. In particular, our competitors include financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. These institutions may be able to offer the same loan products and services we offer at more competitive rates and prices.

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

        Our legal lending limit as of December 31, 2012 was approximately $7 million. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. Our lending limit affects our ability to seek relationships with the area's larger and more established businesses. We cannot be assured of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease, which could have a material and adverse effect on our financial condition and results of operations.

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

Our mortgage division activities generate a significant portion of our non-interest income.

        A significant portion of our business involves originating residential mortgage loans through our mortgage division business, which accounted for approximately 87% of our non-interest income for the year ended December 31, 2012. Real estate loan origination activity, including mortgage loan refinancing, is generally greater during periods of low or declining interest rates. During 2012 approximately 79% of the Bank's mortgage originations were mortgage loan refinancing. Adverse changes in market or competitive conditions could have an adverse impact on our earnings through lower origination volumes.

We face interest rate risk on our portfolio of loans held for sale.

        We are exposed to interest rate risk in our pipeline of mortgage loans for which we have committed to fund the loans at a specified interest rate before the loans have been approved and funded. We also are exposed to interest rate risk from our portfolio of funded mortgage loans pending sales to investors. We attempt to manage this risk through hedging strategies that involve forward sale agreements that do not require the mandatory delivery of loans to private investors (i.e., investors other than the Federal Government or GSEs). However, our hedging strategy has been placing increasingly greater reliance on derivatives in the form of forward sale agreements that require mandatory delivery of loans to private investors and mortgage-backed securities. As our mortgage loan volumes continue to increase, we may also use other derivative instruments for hedging purposes, including the forward sales of U.S. Treasury securities. In the past, we have engaged MCM as an experienced third party to assist us in managing our hedging activities and sales strategy. We recently divested MCM and therefore the services of MCM may no longer be available to us.

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

        We face credit risk related to our residential mortgage production activities due to the failure of a borrower or an institution to honor its contractual obligations to us. We manage mortgage credit risk from borrowers principally by maintaining prudent credit underwriting standards and selling substantially all of the mortgage loans that we produce, thereby significantly mitigating credit recourse to us. The period of time between funding a mortgage loan and selling it to an investor typically ranges from 5 to 30 days.

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

        Our mortgage division provides a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of mortgage loans to investors. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage division activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

Secondary mortgage market conditions could have a material impact on our financial condition and results of operations.

        In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for those loans. These conditions may fluctuate or even worsen in the future. We believe our ability to retain fixed-rate residential mortgage loans is limited. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse effect on our financial condition and results of operation. In addition, the rules and regulations under Dodd-Frank makes the future of GSEs uncertain and that may also have a negative impact on the secondary market for mortgage loans, which might cause a reduction in our loan production volumes.

If we are required to repurchase mortgage loans that we have previously sold, it would negatively affect our earnings.

        One of our primary business operations is our mortgage division, under which we sell residential mortgage loans in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans. We may be required to repurchase mortgage loans that we have sold in cases of breaches of these representations and warranties. If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our expenses and adversely affect our future earnings.

        Any loans we are required to repurchase may be considered purchased impaired loans, with the potential for charge-offs and loan loss provision expenses.

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

        We measure our MSRs at fair value. This election was made to facilitate the potential future implementation of a risk mitigation strategy to hedge against potential adverse changes in the fair value of our MSRs due to future changes in interest rates and other market factors.

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

        We have not implemented hedging strategies for our MSRs at this time. Unexpected changes in market conditions prior to the implementation of a hedging strategy could have a significant adverse impact on our earnings.

Proposed regulatory rules could affect us.

        The federal bank regulatory agencies recently issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. The proposed changes, if implemented, would be phased in from 2013 through 2019. Management is currently assessing the effect of the proposed rules on our capital position and the capital position of Bank of Manhattan. Community bank associations are currently discussing their concerns with the regulatory agencies regarding the additional regulatory burdens the proposals would place on community banks.

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

        We monitor concentrations of funds which are provided by a single related source on a monthly basis to assist in our assessment of liquidity. As of December 31, 2012, there were four relationships with deposits in excess of 2% of total deposits representing approximately 16.1% of our total deposits (excluding brokered deposits).

        Our reliance on wholesale deposits has increased significantly due to the growth in our mortgage division business. Wholesale deposits are sourced from other financial institutions, deposit brokers, and the Certificate of Deposit Account Registry Service. At December 31, 2012, we had $48.8 million in wholesale deposits, representing 12.7% of our total deposits. Our ability to retain existing, or generate new, wholesale deposits may be impaired by adverse changes in interest rates, market competition, bank regulations, or our financial performance.

We are subject to extensive regulation.

        The financial services industry is extensively regulated. The Bank is subject to extensive regulation, supervision and examination by the OCC and the FDIC. As a bank holding company, the Company is subject to regulation and oversight by the Federal Reserve Bank of San Francisco. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation in the form of Dodd-Frank. Dodd-Frank will have material implications for the Company and the entire financial services industry. Among other things it will or potentially could:

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

The price of our common stock may be volatile or may decline.

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

        Our common stock is quoted on the OTCQB Marketplace under the symbol "MNHN" and trading volume is modest. The limited trading market for our common stock may lead to exaggerated fluctuations in market prices and possible market inefficiencies, as compared to a more actively traded stock. It may also make it more difficult to dispose of such common stock at expected prices, especially for holders seeking to dispose of a large number of shares of such stock.

We have filed a Form 15 with the Securities and Exchange Commission to deregister under the Exchange Act, which will result in a reduction in the amount and frequency of publicly-available information about us.

        On February 15, 2013, we filed a Form 15 with the SEC to voluntarily deregister our common stock with the SEC and terminate our reporting obligations under the Exchange Act. Deregistration of our common stock will result in a reduction in the amount and frequency of publicly-available information about the Company and the Bank because we will no longer be required to file Exchange Act reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. The Company and the Bank make regulatory filings that are available at http://www.ffiec.gov and https://cdr/ffiec.gov, respectively, which will continue to be available after the Exchange Act deregistration. Our common stock is quoted on the OTCQB Marketplace, which does not require Exchange Act registration or that we meet the reporting requirements of the Exchange Act. It is therefore possible that our common stock will continue to trade on the OTCQB Marketplace following deregistration, but there is no assurance that it will continue to do so. Some investors may not want to purchase or own shares of our common stock since we no longer file reports and make information available under the Exchange Act. So even if our common stock continues to trade on the OTCQB Marketplace or another market, deregistration could reduce the trading market for our common stock, which is already limited.

The Carpenter Funds collectively own a majority of our common stock and therefore have substantial control over our operations and future transactions in which we are involved, including future changes of control.

        The Carpenter Funds collectively own approximately 75.6% of our common stock, and therefore exercise substantial control over the Company. As such, the Carpenter Funds will have substantial influence and control over matters voted upon by our shareholders and will have the ability to approve transactions that may have a significant impact on the operations of Manhattan Bancorp and the Bank, such as the election of the directors to the board of directors of each of Manhattan Bancorp and the Bank, mergers and sales of substantially all of the assets of Manhattan Bancorp or the Bank, and other matters upon which our shareholders may vote.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  None

ITEM 2.    PROPERTIES

        In 2011, the Company expanded the size of its main office and corporate headquarters located at 2141 Rosecrans Avenue, Suite 1100, in the city of El Segundo, California. As a result the Company extended its original lease agreement, which commenced on July 1, 2007 for an additional seven year term, with one option to renew for seven years; as of December 31, 2012 the remaining term on this lease is 65 months.

        As a result of the Merger, the Company acquired branch facilities in Glendale, Pasadena, East Pasadena and Montebello. As of December 31, 2012 the Glendale and Pasadena offices have remaining terms of six months and sixteen months, respectively. The Bank has notified its customers and regulators of its intention to consolidate its East Pasadena office into the Pasadena branch during the first quarter of 2013; the Bank has already sublet the upper floors at the East Pasadena location and is in the process of securing a sublease of the branch space. The land and building are owned by the Bank for its office in Montebello.

        The Company entered into a lease on November 1, 2011 in the Woodland Hills area of Los Angeles, the entire space has been sublet to MCM and its subsidiaries. As of December 31, 2012 the remaining term on the lease is 73 months. This property also houses the Woodland Hills satellite office of the Bank's mortgage division, which the Bank has entered into a separate agreement to sublet the space it occupies from MCM on a month-to-month basis.

        Prior to 2012 the Company also had leases for its mortgage division's satellite offices in San Diego and West Los Angeles, California; as of December 31, 2012 the remaining lease terms are 13 and 17 months, respectively. In January 2012, the Company entered into a lease for a satellite mortgage origination office in Hermosa Beach; the term of this lease ends in December 2013. On March 1, 2012 the Company entered in to a lease for its mortgage office in Huntington Beach, which as of December 31, 2012 has a remaining term of 26 months. In April 2012 the Company entered into a lease for its mortgage office in Newport Beach, which as of December 31, 2012 has a remaining term of 51 months. In November 2012, the Company entered into a lease for a satellite mortgage origination office in Santa Barbara; the term of this lease ends in 2017.

        In June 2011, the Company entered into a lease on behalf of MCM for its operations in New York, New York. This space has been sublet to MCM in its entirety. The lease expires in May 2016.

        In April 2011, the Company purchased property in Manhattan Beach, California for $1.8 million to develop as a future branch location. Construction of this branch was completed during 2012 and opened in September 2012. The purchase of the property was financed with a $1.1 million mortgage with interest-only payments at 5.00% and is due in April 2021; this loan was paid off in December 2012. The total cost of the branch, including renovations, was $2.7 million.

        Management believes that its existing facilities are adequate to support its operating activities.

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

ITEM 4.    MINE SAFETY DISCLOSURES

  Not applicable

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock (OTCQB: MNHN) is quoted on the OTCQB Marketplace, a marketplace for companies that are current in their reporting with a U.S. regulator. The Company's common stock is not listed on any exchange. Investors can find quotes and market information for the Company on www.otcmarkets.com. Any investment in the Company's common stock should be considered a long-term investment as there is currently no active trading market for the Company's stock.

        The information in the following table indicates the high and low bid prices and approximate volume of trading for the Company's common stock for each calendar quarter during each of the two most recent fiscal years, and is based upon information provided by the OTCQB Marketplace. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and do not reflect the actual transactions. The information also does not include transactions for which no public records are available.

Period/Calendar Quarter Ended	High	Low	Approximate Trading Volume
March 31, 2011	$5.90	$5.15	267,232
June 30, 2011	$5.45	$4.00	42,882
September 30, 2011	$4.00	$1.86	40,423
December 31, 2011	$3.90	$1.87	71,272
March 31, 2012	$3.05	$2.90	12,970
June 30, 2012	$4.00	$3.00	74,483
September 30, 2012	$3.85	$2.30	66,327
December 31, 2012	$4.24	$2.55	201,924

Shareholders

        As of March 27, 2013, we had approximately 213 shareholders of record. There are no other classes of equity securities outstanding.

Dividends

        To date, we have not paid any cash dividends. As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company's ability to declare dividends depends primarily upon dividends it receives from the Bank. The dividend practice of the Bank, like the Company's dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by its Board of Directors at the time.

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

Recent Sales of Unregistered Securities

        Pursuant to and in accordance with the terms of a Credit Agreement dated as of June 25, 2011 (as amended, the "Credit Agreement") by and among the Company, Carpenter Fund Management Company, LLC, as administrative agent, and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders (the "Carpenter Lenders"), the Carpenter Lenders converted the remaining $716,667 of the outstanding principal balance of the loans outstanding under the Credit Agreement into an aggregate of 169,424 shares of our common stock. The number of shares of our common stock issued to the Carpenter Lenders was determined by dividing the sum of the unpaid principal balance by the Book Value Per Share of the MNHN Common Stock (as defined in the Merger Agreement), or $4.23 per share.

        No underwriters were involved in the foregoing sales of securities. The sale and issuance of the securities described above were exempt from registration under Section 4(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under existing equity compensation plans, inclusive of those plans assumed in the Merger.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Price of Outstanding Options	Number of Remaining Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation approved by security holders	485,487	$7.04	318,433
Equity compensation not approved by security holders	—	—	—

Total	485,487	$7.04	318,433

ITEM 6.    SELECTED FINANCIAL DATA

        Not applicable for smaller reporting companies.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the audited financial statements contained within this Form 10-K, including the notes thereto. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Item 1A. Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

        Accounting principles under GAAP require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Other factors also considered in this determination include composition of the Board of Directors and executive management of the combined company. Accordingly, the Merger was accounted for as a reverse acquisition whereby Professional Business Bank was treated as the acquirer for accounting and financial reporting purposes. Prior to the Merger, the balance sheet, statements of operations and statements of cash flows reflect that of only PBB. The assets and liabilities of Manhattan Bancorp were reported at fair value in a transaction that constituted a business combination subject to the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") 805, Business Combinations.

Earnings

        The Company recorded net income attributable to common shareholders of $686 thousand for the year ended December 31, 2012, which translates to net earnings of $0.08 per basic share and fully-diluted share of common stock. This compares with a net loss of $(238) thousand for the year ended December 31, 2011, which translated to a net loss of $(0. 05) per basic and fully-diluted share of common stock.

        The Company's $686 thousand net income attributable to common shareholders in 2012 was $925 thousand greater than its net loss in the prior year, due to a $22.0 million increase in non-interest income, a $1.5 million decrease in provision for loan losses, partially offset by a $23.2 million increase in non-interest expense.

        The majority (96%) of the $22.0 million increase in non-interest income was generated by our mortgage division and, to a much lesser extent, our commercial banking business. Revenue generated by MCM contributed $6.0 million to this increase and our participation in the MIMS-1 limited partnership fund (see Note 8 in the Notes to Consolidated Financial Statements) contributed $399 thousand. The $23.2 million increase in non-interest expense was driven by growth in the Company's staffing levels and infrastructure as a result of the Merger and to further support expansions in our mortgage and commercial divisions. Increased expenses are also attributable to $1.2 million of acquisition costs and $1.4 million of severance costs related to the Merger. Additionally, expenses for MCM for the year ended 2012 totaled $6.1 million. The results of the mortgage division included in the operating results for the year ended December 31, 2012 only include operations following the Merger, as Professional Business Bank did not have a mortgage division. Similarly, the results of MCM included in the operating results for the year ended December 31, 2012 only include operations following the Merger through the effective time of the spinoff of MCM that occurred on November 9, 2012, or October 31, 2012.

Financial Condition

        Assets at December 31, 2012 totaled $465.4 million, up $226.0 million or 94% from December 31, 2011. The significant increase in our assets was driven almost entirely by the Merger and growth in our loan portfolios, primarily driven by our mortgage division.

        Net loans totaled $371.0 million at December 31, 2012, up $204.7 million or 123% from December 31, 2011. Approximately 47% of this growth was generated by our mortgage division, as reflected by the $96.0 million increase in loans held for sale compared with no loans held for sale at December 31, 2011. Loans held for investment, which increased due to the Merger and generated by our commercial bank, grew by $108.7 million or 65% compared with December 31, 2011.

        As a result of the Merger and loan growth, our investable balances (Federal funds sold, interest-bearing deposits and investment securities) decreased by $9.8 million, or 19%, to $42.4 million at December 31, 2012, compared with $52.2 million at December 31, 2011.

        Our increased funding requirements were met primarily by generating an additional $182.2 million in deposits, which totaled $383.3 million at December 31, 2012, a 91% increase from December 31, 2011. Most of the increase in savings and money market deposits which grew by $83.4 million to $146.0 million at December 31, 2012, a 133% increase from December 31, 2011. Additionally, certificates of deposits ("CDs") grew by $39.1 million to $96.9 million, at December 31, 2012, a 68% increase from December 31, 2011. As previously noted, our increased funding requirements were due primarily to the increase in our mortgage loans held for sale which, in turn, typically are sold within 30 days. Therefore, in order to mitigate risk, we utilized wholesale deposit channels to generate additional short-term CDs, almost all of which had one-month maturities, thereby approximating a "matched-funding" strategy for our mortgage division. To this end, we increased our wholesale CDs by $30.2 million to $48.8 million at December 31, 2012, of which $24.9 million had one-month maturities. We also replaced $4.5 million in existing longer-term wholesale deposits with time deposits that had two-month maturities.

        As of December 31, 2012, borrowings totaled $19.6 million, compared with no borrowings at December 31, 2011.

        At December 31, 2012, the Company's allowance for loan losses totaled $2.4 million or 0.87% of gross loans held for investment, compared with $2.4 million or 1.4% of gross loans held for investment at December 31, 2011. There were no commercial loans past due 90 days or more that had not been placed on non-accrual at December 31, 2012. However, the Company had $1.8 million in non-accrual loans at year-end 2012 consisting of ten loans held for investment. There were no non-performing loans held for sale. The non-performing loans held for investment were current as of December 31, 2012, with the exception of one $535 thousand loan that is 75 days past due at that same date. The loans have been placed on non-accrual status and deemed to be credit impaired with no specific loan loss. As of December 31, 2011, the Bank had $2.4 million in non-accrual loans, $2.4 in troubled debt restructurings and $6.8 million of loans past due 90 days or more.

        Stockholders' equity totaled $57.1 million at December 31, 2012, an increase of $24.6 million or 75.6% from December 31, 2011. This increase was due primarily to the Merger plus $686 thousand of net income in 2012.

        Capital ratios for the Company and the Bank continue to exceed levels required by banking regulators to be considered "well-capitalized" (the highest level specified by regulators). As of December 31, 2012, the Bank's total risk-adjusted capital ratio, tier 1 risk-adjusted capital ratio, and tier 1 capital ratio were 13.01%, 12.21%, and 10.18%, respectively, well above the regulatory requirements of 10%, 6%, and 5%, respectively, to be considered "well-capitalized."

RECENT DEVELOPMENTS

Acquisition of Professional Business Bank

        On May 31, 2012, we completed our acquisition of Professional Business Bank through the merger of Professional Business Bank with and into Bank of Manhattan, with Bank of Manhattan as the surviving institution. Immediately prior to the Merger, Professional Business Bank completed a transaction in which its holding company, CGB Holdings, was merged into Professional Business Bank and accounted for using the historical balances as entities under common control.

        In the Merger, we issued an aggregate of 8,195,469 shares of our common stock to the shareholders of Professional Business Bank, representing a ratio of 1.7991 shares of our common stock for each share of Professional Business Bank common stock outstanding at the effective time of the Merger. The shares of our common stock issued to the Professional Business Bank shareholders in the Merger constituted approximately 67.2% of the our outstanding common stock after giving effect to the Merger.

        As a result of the Merger, we acquired four branches in central and east Pasadena, Montebello and Glendale, additional assets with an estimated fair value of $233.1 million and additional deposits with an estimated fair value of $200 million.

Sale of MBFS

        On November 9, 2012, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with the Carpenter Lenders, which provided for (i) the sale of all of the shares of capital stock (the "MBFS Shares") of our wholly owned subsidiary, MBFS, and (ii) the assignment of our entire right in and to a promissory note dated as of July 25, 2011 (the "MCM Note"), made by MCM in favor of us in the aggregate principal amount of $5.0 million, in each case to the Carpenter Lenders for an aggregate purchase price of $5.0 million (the "Purchase Price"). The consummation of the transactions contemplated by the Purchase Agreement was completed simultaneously with the signing of the Purchase Agreement on November 9, 2012. Prior to the consummation of such transactions, we received an opinion from our financial advisor, Sandler O'Neill & Partners, L.P., confirming that the portion of the Purchase Price attributable to the sale of the MBFS Shares is fair, from a financial point of view, to us. The value of consideration received exceeded the carrying amount of the assets exchanged by $1.3 million, which was recognized as additional paid in capital.

        Pursuant to the terms of the Purchase Agreement, we used a portion of the Purchase Price to repay $516,667 of accrued but unpaid interest and $4,283,333 of the outstanding principal balance of the loans outstanding under the Credit Agreement. In addition, and pursuant to and in accordance with the terms of the Credit Agreement, the Carpenter Lenders converted the remaining $716,667 of the outstanding principal balance of the loans outstanding under the Credit Agreement into an aggregate of 169,424 shares of our common stock. The number of shares of our common stock issued to the Carpenter Lenders was determined by dividing the sum of the unpaid principal balance by the book value per share of our common stock (as defined in the Merger Agreement), or $4.23 per share. As a result of the consummation of these transactions, the principal balance and all accrued interest under the Credit Agreement has been repaid in full.

Rights Offering

        Beginning on December 20, 2012 we conducted an offering of up to 2,212,389 shares our common stock to the Company's shareholders. The holders of record of our common stock as of 5:00 p.m., Eastern Time, on November 28, 2012, referred to as the record date, received one nontransferable subscription right for every two shares of common stock owned on the record date. However, neither Carpenter Fund Manager GP, LLC, nor any of its affiliated investment funds (the "Carpenter Funds"), which collectively owned a total of 75.6% of our outstanding common stock as of the record date, received any subscription rights and was not entitled to purchase shares of common stock in the offering. Each subscription right entitled each shareholder of record to a basic subscription right and an over-subscription privilege. Under the basic subscription right, the shareholder was entitled to purchase one share of our common stock at a subscription price of $4.52 per share. Under the over-subscription privilege, upon exercise of all of their basic subscription rights, the shareholder was entitled to subscribe, at the same subscription price, for an unlimited number of additional shares of common stock, provided that (i) no shareholder could own more than 4.9% of our common stock, and (ii) the aggregate subscription price of all shares of common stock purchased in the rights offering could not exceed $10 million.

        The rights offering expired at 5:00 p.m. Eastern Time, on January 25, 2013. As a result of the offering, we received basic subscriptions for a total of 152,411 shares of common stock representing gross proceeds of $689 thousand. None of our shareholders exercised their over-subscription rights.

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

Investment Securities

        Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

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

Acquired Loans

        Acquired loans are recorded at fair value at the date of acquisition and include both nonperforming loans with evidence of credit deterioration since their origination date and performing loans with no such credit deterioration. The Company is accounting for a significant majority of the loans, including loans with evidence of credit deterioration acquired in the Merger in accordance with Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In accordance with ASC 310-30, the Company has pooled performing loans at the date of purchase. The loans were aggregated into pools based on the common risk characteristics.

        The difference between the undiscounted cash flows expected to be collected at acquisition and the investment in the loan, or the "accretable yield," is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the "nonaccretable difference," are not recognized as a yield adjustment, loss accrual or valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. If the Company does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost recovery method or cash basis method of income recognition. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

        The excess of cash flows expected to be collected over the initial fair value of acquired loans is referred to as accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. The acceptable yield will change due to:

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

  •
  Improvement in the amount of expected cash flows

        Acquired loans not accounted for under ASC 310-30 are subject to the provisions of ASC 310-20, Nonrefundable Fees and Costs. The cash flows associated with these loans determine the amount of the purchase discount that is to be accreted over the life of the loan using the effective interest method. Management periodically reassesses the net realizable value and in the event that credit losses inherent in the portfolio are higher than expectations, records an allowance for loan losses to the extent that the carrying value exceeds the amounts expected to be collected.

Gains From Mortgage Banking Activities

        Mortgage banking activity income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower for the sale of the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the commitment after considering the contractual loan origination-related fees, estimated sale premiums, direct loan origination costs, estimated pull-through rate and the estimated fair value of the expected net future cash flows associated with servicing of loans. Also included in gains from mortgage division activities are changes to the fair value of loan commitments, forward sale commitments and loans held for sale that occur during their respective holding periods. Substantially all the gains or losses are recognized during the loan holding period as such loans are recorded at fair value. Mortgage servicing rights are recognized as assets based on the fair value upon the sale of loans when the servicing is retained by the Company.

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

        Assumptions incorporated into the MSRs valuation model reflect management's best estimate of factors that a market participant would use in valuing the MSRs. Although sales of MSRs do occur, MSRs do not trade in an active market with readily observable prices so the precise terms and conditions of sales are not available. The Company considers its MSR values to represent a reasonable estimate of their fair value.

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

        We are required to establish a valuation allowance to cover the potential loss of these benefits, primarily due to the Company's net loss since inception. Therefore, a valuation allowance was recorded for the entire amount of the Company's deferred tax asset at December 31, 2012 and 2011.

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

Fair Value of Financial Instruments

        Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 23 in the Notes to Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income ("NII"), a key component of the Company's ability to generate earnings, is the difference between the interest income we earn on interest-bearing assets, such as loans and other interest-earning assets, and the interest we pay on deposits and borrowed funds. Since NII is impacted by the relative amounts of interest- earning assets and liabilities and interest rates earned and paid on those balances, total NII can fluctuate based upon the mix of earning assets (e.g., loans and investments) and funding liabilities (e.g., demand deposits and borrowings).

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

        The Company's NII totaled $15.6 million for the year ended December 31, 2012, an increase of $488 thousand or 3% compared with 2011. The increase in NII was largely due to an increase in earning assets as a result of the Merger partially offset by unfavorable changes in our NIM and spread. While average interest-bearing assets increased in 2012 by $73.6 million (29%) compared with 2011, our spread decreased by 119 basis points to 4.78% and our NIM decreased by 121 basis points to 4.80%.

        The decrease in our spread and NIM during 2012 was due primarily to lower asset yields, partially offset by a small favorable change in our overall cost of funds. Loan yields decreased by 286 basis points to 5.71% in 2012 compared with 8.57% in 2011, reflecting heightened competition in an unprecedented low interest rate environment. Higher loan yields in 2011 were reflective of a greater amount of yield accretion associated with loans accounted for under ASC 310-30 during 2011 compared to 2012. During this same period, yields on our interest-bearing deposits held on deposit with other financial institutions decreased by 62 basis points to 0.59% in 2012 from 1.21% in 2011. Our yield on investments on the other hand increased by 40 basis points to 3.58% in 2012 compared with 3.18% in 2011. The unfavorable loan yield trend was also mitigated by a slight reduction in funding costs, primarily due to a 5 basis point decrease in rates paid on our interest-bearing liabilities. The reduction in our overall cost of funding was due primarily to a $41.7 million increase in average non-interest bearing demand deposit accounts ("DDAs") within our commercial bank that largely resulted from the Merger. Our cost of borrowings during 2012 was more than offset by a the recognition of the Merger related discount on a mortgage loan used to finance the Manhattan Beach branch when that loan was paid off in December 2012; this resulted in a $232 thousand offset to interest expense on borrowings.

        The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, the resulting interest rate spread, and the net interest margin for the periods indicated:

	ANALYSIS OF NET INTEREST INCOME
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-earning assets:
Federal funds sold	$32,014	$84	0.26%	$52,548	$123	0.23%	$7,451	$—	—
Deposits with other financial institutions	3,031	18	0.59%	9,155	111	1.21%	16,540	258	1.56%
Investments(a)	7,784	279	3.58%	10,871	346	3.18%	6,603	123	1.86%
Loans(b)	282,183	16,113	5.71%	178,798	15,330	8.57%	26,297	1,704	6.48%

Total interest-earning assets	325,012	16,494	5.07%	251,372	15,910	6.33%	56,891	2,085	3.66%

Non-interest-earning assets	39,690			19,160			3,472

Total assets	$364,702			$270,532			$60,363

Interest-bearing liabilities:
Demand	13,016	10	0.08%	—	—	0.00%	—	—	—
Savings and money market	93,857	410	0.44%	71,160	191	0.27%	18,451	210	1.14%
Certificates of deposit	84,922	492	0.58%	93,242	610	0.65%	21,724	410	1.89%
FHLB advances and other borrowings	11,598	(15)	-0.13%	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	203,393	897	0.44%	164,402	801	0.49%	40,175	620	1.54%

Non-interest-bearing demand deposits	109,794			68,133			5,328

Total funding sources	313,187		0.29%	232,535		0.34%	45,503		1.36%
Non-interest-bearing liabilities	5,373			3,337			855
Shareholders' equity	46,142			34,660			14,005

Total liabilities and shareholders' equity	$364,702			$270,532			$60,363

Excess of interest-earning assets over funding sources	$11,825			$18,837			$11,388

Net interest income		$15,597			$15,109			$1,465

Net interest rate spread			4.78%			5.99%			2.30%
Net interest margin			4.80%			6.01%			2.58%

(a)
Dividend income from the Bank's investment in Non-Marketable Stocks of approximately $94 thousand, $7 thousand, and $26 thousand December 31, 2012, 2011 and 2010, respectively, is included in investment income; however, the corresponding average balances are included in other assets.

(b)
The average balance of loans includes loans held for sale and loans held for investment and is calculated net of deferred loan fees/costs but includes non-accrual loans, if any, with a zero yield. Loan fees net of amortized costs were approximately $166 thousand, $8 thousand and $32 thousand in 2012, 2011 and 2010, respectively.

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

        A volume and rate variance table is provided below which sets forth the dollar differences in interest income and expense for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated. The changes in interest income and expense associated with both rate and volume

(change in rate times the change in volume) have been allocated to changes in rate and changes in volume based upon the absolute values of those respective changes.

	Rate/Volume Analysis of Net Interest Income Years Ended December 31,
	2012 vs 2011			2011 vs 2010
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Federal funds sold/ interest-bearing demand funds	$(39)	$(4)	$(35)	$106	$3	$103
Deposits with other financial institutions	(93)	(66)	(27)	(129)	(58)	(71)
Investments	(67)	(7)	(60)	222	65	157
Loans	783	(10,290)	11,073	13,626	2,695	10,931

Net increase (decrease)	584	(10,367)	10,951	13,825	2,705	11,120

Interest expense:
Interest bearing demand	10	5	5	—	—	—
Savings and money market	218	60	158	(18)	(306)	288
Certificates of deposit	(117)	(124)	7	199	(664)	863
FHLB advances and other borrowings	(15)	(8)	(7)	—	—	—

Net increase (decrease)	96	(67)	163	181	(970)	1,151

Total net increase (decrease)	$488	$(10,300)	$10,788	$13,644	$3,675	$9,969

Provision for Loan Losses

        In order to determine the adequacy of our loan loss allowance to absorb probable future losses, management periodically assesses the need to replenish the Bank's loan loss allowance based on management's periodic review of the inherent credit risk in our held for investment loans.

        For the year ended December 31, 2012, our provision for loan losses totaled $1.2 million, compared with $2.7 million in 2011, a 56% decrease. Our risk factors were adjusted favorably in 2012 due to increased depth in managerial experience as well as improved loan reviews, as evidenced by external third-party reviews. Decreases in net charge-offs and decreases in loan balances more than 90 days past due also positively impacted the reserve requirements. Additionally, the loans acquired in the Merger were acquired at their fair value and were accounted for pursuant to ASC 310-20 and ASC 310-30, and as such did not require any further provision during 2012.

        The proportion of our loan portfolio rated "pass" remained consistent at 90% at December 31, 2012 compared to 89% at December 31, 2011. Consistent with industry practice, the Bank sets aside reserves for all loans held for investment, including performing new loans with no known credit issues. For a discussion of risk categories, see Note 4 in the Notes to Consolidated Financial Statements.

        In 2012, the Company recorded net charge-offs of $1.1 million, compared with net charge-offs of $1.5 million in 2011, a 26% decrease.

        The Bank also maintains a reserve totaling $177 thousand for its off balance sheet exposure related to unfunded commitments. Consistent with industry practice, the Bank has established a contingent liability account for fraud, early payoffs and early payment defaults that may arise from mortgage loans sold to investors. This liability account was $366 thousand as of December 31, 2012.

Non-Interest Income

        Non-interest income for the years ended December 31, 2012 and 2011 was $24.4 million and $2.3 million, respectively. This $22.1 million increase was due primarily to revenue provided by our mortgage division activity along with revenues generated by MCM.

        The following table reflects the major components of the Company's non-interest income:

	For the Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	(dollars in thousands)
Whole loan sales and warehouse lending fees	$695	$—	$695	100.0%
Advisory income	950	—	950	100.0%
Trading income	3,622	—	3,622	100.0%
Mortgage banking, including gain on sale on loans held for sale	15,923	—	15,923	100.0%
Earnings on MIMS-1 limited partnership fund	399	—	399	100.0%
Other bank fees and income	1,173	2,316	(1,143)	-49.4%
Rental income	324	17	307	1805.9%
Gain on recovery of acquired loans	749	—	749	100.0%
Gain on sale of securities	529	—	529	100.0%

Total non-interest income	$24,364	$2,333	$22,031	944.3%

        Following the Merger, our non-interest revenues include revenues generated from our mortgage division, which totaled $15.9 million in 2012. Our mortgage division began originating loans in the fourth quarter of 2010 but due to the accounting treatment in the Merger, these revenues are not reflected in the historic earnings of the Company prior to the Merger. The mortgage division revenue is a function of the volume of loan origination during the period beginning with the Merger through the end of the year, which totaled $653 million. The loans originated during 2012 were comprised of approximately 79% in loans made to refinance existing mortgages and 21% to finance the purchase of a home.

        For the year ended December 31, 2012, non-interest income from our commercial bank totaled $3.1 million, up $810 thousand (35%) from 2011. The increase was partly related to gains on the recovery of acquired loans totaling $755 thousand in 2012, where none were recognized in 2011. The increase was also related to incremental earnings from the Bank's participation in the MIMS-1 limited partnership fund, service charges on customer accounts and gains from the sale of investment securities. These increases were partially offset by decreases in banking service charges and other fees.

        Following the Merger, the Company generated revenues from MCM, which came from three primary sources: trading income, facilitating trades in whole loans between institutional clients, and advisory services regarding the evaluation and packaging of other institutions' bond portfolios. We no longer have these sources of revenue after the sale of the Company's interest in MCM effective November 9, 2012.

        The following schedule summarizes loan related fees and income earned by our mortgage division for the year ended December 31, 2012:

Year Ended December 31, 2012
(in thousands)
Loss on rate lock commitments	$(789)
Gain on forward sale commitments	1,432
Fair value adjustments on loans held for sale	361
Gain on sale of loans, including value of mortgage servicing rights	15,915
Change in fair value mortgage servicing rights	(1,124)
Servicing income	438
Servicing cost	(103)
Mortgage origination income	32
Mortgage administration fee income	1,705
Premiums paid for rate adjustments	(2,773)
Brokered loan income	808
Other income	21

$15,923

        Our mortgage division originates loans almost entirely for sale to external investors. Cash gains on loan sales totaled $11.6 million in 2012, representing 73% of our mortgage division's non-interest income. We recognize the value of the MSRs for those loans sold that we have retained the servicing at the time loans are sold, for which we capitalized a total of $4.4 million in 2012. As borrowers repay their loans or we make changes to any valuation assumptions in our MSR the value of the MSRs decrease; we recorded a total of $1.1 million in decreases to the MSRs during 2012.

        In order to mitigate interest rate risk, the Bank typically locks interest rates on loans held for sale at fair value prior to funding while simultaneously locking a price to sell the loans to investors. According to relevant accounting guidance, rate lock commitments with borrowers are derivatives and must be recorded at fair value. The Bank recorded a $789 thousand decrease in the fair value of its rate lock commitments reflecting a gain position of $1.1 million on a notional amount of $96.7 million in rate lock commitments as of December 31, 2012 from a gain position of $1.9 million on a notional amount of $105.7 million in rate lock commitments at the date of the Merger. The loss related to the decrease in fair value of rate lock commitments is included in the Company's mortgage banking income under non interest income in the statements of operations. The fair value of the rate lock commitments are included in the Company's other assets in the statements of condition.

        All mandatory obligations to sell or purchase loans at a specific price in the future are considered to be derivatives and must be recorded at value. The Bank recorded an increase in the fair value of its forward commitments of $1.4 million, reflecting a net gain position of $19 thousand on a notional amount of $161.5 million in forward commitments as of December 31, 2012 from a loss position of $1.4 million on a notional amount of $128.7 million in forward commitments at the date of the Merger. The gain related to the increase in fair value of forward commitments is included in the Company's mortgage banking income under non interest income in the statements of operations. The fair value of the forward commitments that were in a gain position are included in the Company's other assets in the statements of condition and totaled $254 thousand at December 31, 2012 and the fair value of the forward commitments that are in a loss position are included in the Company's other liabilities in the statements of condition and totaled $235 thousand at December 31, 2012.A fair value gain of $368 thousand was recorded related to loans held for sale at fair value, which primarily relates to the increase in the amount of loans held for sale since the Merger.

        For mortgage loans sold, the Bank has established a contingency reserve in the event the Bank is required to repurchase a sold loan and incurs a loss in the process of collecting those loans. During 2012 the Bank increased this reserve by $247 thousand, which totaled $362 thousand at December 31, 2012. The Bank did not experience any losses during 2012 for loans that it had sold in the past.

Non-Interest Expense

        Non-interest expense for the years ended December 31, 2012 and 2011 was $38.0 million and $14.8 million, respectively, an increase of $23.2 million (157%). Most of the $23.2 million increase in non-interest expenses was driven by growth in the Company's staffing levels due to the Merger, including the increase in infrastructure to support expansions in our mortgage and commercial divisions. The Company also experienced increases in other categories of non-interest expense that were largely the result of the Merger.

        The following table lists the major components of the Company's non-interest expense:

	For the Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$25,005	$6,772	$18,233	269%
Occupancy and equipment	2,724	1,404	1,320	94%
Technology and communication	2,592	1,290	1,302	101%
Professional fees	4,025	2,594	1,431	55%
FDIC insurance and regulatory assessments	509	285	224	79%
Amortization of intangibles	445	473	(28)	-6%
Other non-interest expenses	2,699	1,944	755	39%

Total non-interest expense	$37,999	$14,762	$23,237	157%

        Four expense categories comprised 90% and 82%, of the Company's operating expenses in 2012 and 2011, respectively: compensation and benefits, occupancy and equipment, technology and communication, and professional fees. These four expense categories, which totaled $34.3 million in 2012, increased by $22.3 million (185%) compared with 2011 and accounted for almost all of the total increase in our non-interest expenses in 2012 compared with 2011.

Compensation and Benefits

        Compensation and benefits expense totaled $25.0 million and $6.8 million in the years ended December 31, 2012 and 2011. These expenses comprised 66% and 46% of total non-interest expenses in 2012 and 2011, respectively, the largest category of operating expenses.

        Compensation and benefits expense grew by $18.2 million (269%) in 2012 compared with 2011. These increases primarily reflected growth in the Company's staffing levels due to the Merger and to support planned expansions in both our mortgage division and, to a lesser extent, commercial division. The following table provides a breakdown of the Company's compensation expense by operating segments for the years ended 2012 and 2011.

	For the Years Ended December 31,		Variance
Compensation Expense by Operating Segment	2012	2011	Amount	Percent
	(dollars in thousands)
Commercial Bank	$9,472	$6,772	$2,700	40%
Mortgage Bank	10,947	—	10,947	100%

Total Bank	20,419	6,772	13,647	202%
MCM	4,508	—	4,508	100%
Other	78	—	78	100%

Total compensation expense	$25,005	$6,772	$18,233	269%

	December 31,		Increase
Number of Employees by Operating Segment	2012	2011	Number	Percent
	(unaudited)
Commercial Bank	78	50	28	56.0%
Mortgage Bank	110	—	110	100.0%

Total employees	188	50	138	276.0%

Occupancy and Equipment

        Occupancy and equipment costs, which totaled $2.7 million and $1.4 million in 2012 and 2011, respectively. These expenses, which comprised 7% and 10% of total operating expenses in 2012 and 2011, respectively, increased by $1.3 million (94%) in 2012 compared with the prior year. This increase primarily reflected the additional offices acquired in the Merger along with the requisite growth in the Company's infrastructure to support expansions in our mortgage and commercial divisions.

Technology and Communication

        Technology and communication expense, which totaled $2.6 million and $1.3 million in 2012 and 2011, respectively, comprised 7% and 9% of the Company's total operating expenses in 2012 and 2011, respectively. These expenses increased by $1.3 million (101%) in 2012 compared with the prior year. These increases primarily reflected the additional cost of operations acquired in the Merger and the requisite growth in the Company's infrastructure to support expansions in our mortgage division and, to a lesser extent, commercial division.

Professional Fees

        Professional fees, which totaled $4.0 million and $2.6 million in 2012 and 2011, respectively, comprised 11% and 18% of the Company's total operating expenses during these same respective periods. This category of expense increased by $1.4 million (55%) in 2012 compared with the prior year, primarily due to outlays for professional services related to various strategic initiatives undertaken by the Company, including approximately $1.2 million related to the Merger and $34 thousand related to the sale of the Company's interest in MCM.

Segment Information

        The Company segregates its operations into four primary segments: mortgage division operations ("Mortgage Division"), commercial banking operations ("Commercial Division"), non-banking financial operations ("MCM") and "Other", which includes the holding company, MBFS and eliminations between the Company's bank and non-bank segments. Internal financial information is used to report the financial position and operating results of each of these segments. The accounting policies of the individual segments are the same as those of the Company. Operating results by business segment are presented in the following table. The Company added the mortgage division as a result of the Merger and the reported results of operations only include the seven months in 2012 since the Merger. As a result of the Merger and the sale of MBFS, the operating results provided for MCM and MBFS only reflect the five months in 2012 of operations from the Merger through the sale of MBFS on November 9, 2012, which for accounting purposes was effective on October 31, 2012.

	For the Years Ended December 31,
	2012	2011
	(in thousands)
Net interest income, after loan loss provision:
Commercial Division	$13,270	$12,392
Mortgage Division	1,207	—

Total Bank	14,477	12,392
MCM	(83)	—
Other	—	—

Total net interest income, after loan loss provision	$14,394	$12,392

Non-interest income:
Commercial Division	$3,161	$2,333
Mortgage Division	15,923	—

Total Bank	19,084	2,333
MCM	5,878	—
Other	(598)	—

Total non-interest income	$24,364	$2,333

Total revenue:
Commercial Division	$18,355	$18,243
Mortgage Division	17,482	—
Intra-company eliminations	(352)	—

Total Bank	35,485	18,243
MCM	5,970	—
Other	(597)	—

Total revenue	$40,858	$18,243

Segment profit (loss):
Commercial Division	$(1,597)	$(239)
Mortgage Division	2,661	—

Total Bank	1,064	(239)
MCM	(175)	—
Other	(150)	—

Total segment profit (loss)	$739	$(239)

        The differences in the results of the Commercial Division for 2012 as compared to 2011 are largely related to the Merger. Net interest income after the provision for loan losses increased due to the addition of earning assets, partially offset by the addition of interest-bearing liabilities, in the Merger. Similarly, the increases in the commercial bank's non-interest income and revenue are also related to the increased balance sheet and customer base resulting from the Merger. The Company did not have a mortgage division or MCM segment in 2011, which were both acquired in the Merger, thus the changes in these segment line items are entirely as a result of the Merger.

FINANCIAL CONDITION

Assets

        Assets at December 31, 2012 totaled $465.4 million, up $226.0 million from December 31, 2011. The significant increase in the Company's assets was driven almost entirely by the Merger.

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

        We absorbed a significant portion of our loan growth by redeploying cash from our interest-bearing deposits and investment securities into funding loans. As a result, our interest-bearing deposits and investment securities decreased by $9.8 million (19%) to $42.4 million at December 31, 2012, compared with $52.2 million at December 31, 2011.

Time Deposits at Other Financial Institutions

        Our time deposit investments generally have terms of less than two years and are placed with financial institutions in amounts that are fully insured by the FDIC. As of December 31, 2012, the weighted average yield for the time deposits was 0.11% with a weighted average remaining life of approximately 1 month. As of December 31, 2011, the weighted average yield for the time deposits was 1.0% with a weighted average life of approximately five months.

Investment Securities

        As reflected in the following table, our securities portfolio as of December 31, 2012 consists primarily of securities issued by the U.S. government and government sponsored agencies (GSEs), as well as private label mortgage-backed securities.

	December 31,
	2012		2011		2010
	Fair Value	Percent of Total	Fair Value	Percent of Total	Fair Value	Percent of Total
	(dollars in thousands)
Available for Sale
U.S. government treasury securities	$—	—	$—	—	$2,002	14.8%
U.S. government and agency securities Debentures	—	—	1,518	16.0%	2,604	19.3%
Residential mortgage-backed securities	7,000	83.7%	1,983	21.0%	2,767	20.5%
Private label mortgage-backed securities	1,364	16.3%	—	—	—	—
Municipal Securities	—	—	5,959	63.0%	6,131	45.4%

Totals	$8,364	100.0%	$9,460	100.0%	$13,504	100.0%

        The following table reflects our investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses at December 31, 2012.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
U.S. government and agency securities:	$—	$—	$—	$—
Residential mortgage-backed securities	6,942	59	(1)	7,000
Private label mortgage-backed securities	1,310	54	—	1,364

Total available-for-sale securities	$8,252	$113	$(1)	$8,364

        Our private label mortgage-backed securities ("MBS"), which totaled $1.4 million, had a net unrealized gain of $54 thousand or 4.1% of their book values as of December 31, 2012. Of this, two securities totaling $213 thousand were rated investment grade and had no unrealized gain or loss and two securities totaling $1.2 million were rated below investment grade and had an unrealized gain of $54 thousand or 4.7% of their book values. At December 31, 2012, there were no securities issued by one issuer which exceeded 10% of our equity.

        The amortized cost, estimated fair value, and average yield of our debt securities at December 31, 2012 are shown by expected maturity period in the table below. The weighted average yields are based on the estimated effective yields at period end. The estimated effective yields are computed based on interest income at the coupon interest rate, adjusted for the amortization of premiums and accretion of discounts.

Mortgage-backed securities are classified according to their estimated lives. Expected maturities may differ from contractual maturities because borrowers have the right to prepay their obligations.

	December 31, 2012
	Amortized Cost	Fair Value	Weighted Average Yield
	(in thousands)
Available-for-sale securities:
Due in One Year or Less	$2,205	$2,226	0.94%
Due from One Year to Five Years	5,336	5,690	2.12%
Due from Five Years to Ten Years	378	382	2.31%
Due after Ten Years	333	336	5.02%

Totals	$8,252	$8,634	1.94%

        Net unrealized gains and losses on available-for-sale securities of $112 thousand and $483 thousand at December 31, 2012 and 2011, respectively, were included in accumulated other comprehensive income.

        During the year ended December 31, 2012, the Company sold $4.5 million in securities at a gain of $529 thousand. There were no sales during 2011.

        For additional information regarding the composition, maturities and yields of the security portfolio as of December 31, 2012, see Note 3 of the Notes to Consolidated Financial Statement in Item 8 of this document.

Loans

        We offer a broad range of products designed to meet the credit needs of our borrowers. Our lending activities consist of residential mortgage loans, commercial and industrial loans, commercial real estate loans, residential 1-4 family loans, real estate construction loans and other consumer loans.

        Net loans totaled $371.0 million at December 31, 2012, up $204.7 million (123%) from December 31, 2011. The majority of this growth was a result of the Merger, including loans generated by our mortgage division, as reflected by the $96.0 million increase in loans held for sale compared with none at December 31, 2011. Loans held for investment, which were generated by our commercial bank, grew by $108.7 million (64%) compared with December 31, 2011.

Residential Mortgage Loans

        Our mortgage division originates residential real estate mortgage loans with the intent to sell the majority of such loans to qualified investors. It also purchases existing funded residential real estate mortgage loans from qualified institutions with the intent to resell these loans to qualified investors. The Bank underwrites all purchased loans for credit and regulatory compliance prior to acquisition to ensure each loan is eligible for sale to government agencies or GSEs. Our mortgage division typically sells the loans it originates or purchases within 30 days of funding. The Company uses hedging programs to manage the interest rate risk of its secondary marketing activities.

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

        Residential 1 - 4 family real estate loans:    Compared with typical commercial loans, residential real estate loans are generally comprised of smaller loans which have more homogenous characteristics. These loans typically have 30-year maturities, with a fixed rate of interest for the first five years and an adjustable interest rate thereafter, based on a designated index. Changes in real property values and employment status of the borrower are key risk factors that may impact the collectability of these loans, along with the condition of collateral foreclosed.

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

        The following tables summarize the composition of our loans held for investment:

	December 31,
	2012		2011		2010		2009
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
	(Dollars in thousands)
Commercial	$72,599	26.2%	$46,474	27.5%	$48,365	22.9%	$6,053	35.9%
Commercial real estate	144,559	52.1%	98,934	58.6%	124,793	59.0%	6,281	37.2%
Residential real estate	55,250	19.9%	20,907	12.4%	23,134	10.9%	4,501	26.7%
Real estate—construction	1,873	0.7%	35	0.1%	11,937	5.7%	—	—
Other	3,162	1.1%	2,386	1.4%	3,335	1.6%	37	0.2%

Total loans, including net loan costs	277,443	100.0%	168,736	100.0%	211,564	100.0%	16,872	100.0%

Allowance for loan losses	(2,414)		(2,355)		(1,178)		(254)

Net loans	$275,029		$166,381		$210,386		$16,618

        As reflected in the above tables, our commercial loans and commercial real estate ("CRE") loans have historically comprised the majority of our commercial bank's total loan portfolios, representing 78.3% of total loans held for investment as of December 31, 2012.

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

Composition of Commercial Real Estate Loans
As of December 31, 2012
(dollars in thousands)

	Principal balance(a)	Percentage of total loans
Owner occupied	$63,711	23.0%
Investor
Industrial	24,955	9.0%
Mixed use	12,013	4.3%
Office	13,110	4.7%
Retail	26,337	9.5%
Other	4,433	1.6%

Total investor	80,848	29.1%

Total	$144,559	52.1%

        Of the gross loans held for investment outstanding as of December 31, 2012, approximately 77% had adjustable rates that adjust daily based on changes in the nationally published prime rate. As reflected in the table below, 45% of these loans were due in one year or less, 25% were due in one to five years, and 30% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between borrower and the Company. Because we are unable to accurately estimate the extent to which our borrowers will renew their loans, the following table of commercial loan maturities is based on contractual maturities of each loan.

	Maturing
	Within One Year	One to Five Years	After Five Years	Total
	(unaudited, in thousands)
Commercial	$55,782	$9,962	$6,855	$72,599
Commercial real estate	29,962	57,029	57,568	144,559
Residential real estate	10,372	14,017	30,861	55,250
Real estate—construction	1,782	54	37	1,873
Other	1,499	1,663	—	3,162

Total, excluding deferred loan fees	$99,397	$82,725	$95,321	$277,443

Loans with pre-determined interest rates	$3,207	$28,144	$31,752	$63,103
Loans with floating or adjustable rates	96,190	54,581	63,569	214,340

Total	$99,397	$82,725	$95,321	$277,443

        See Note 4 in the Notes to Consolidated Financial Statements for additional information relative to the credit quality of the Company's loans held for investment.

Off-Balance Sheet Credit Commitments and Contingent Obligations

        We enter into or may issue financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. In both 2012 and 2011, these instruments primarily consisted of undisbursed loan commitments and forward buy/sell contracts, as discussed in more detail below. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee.

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

        The Company's exposure to loan loss in the event of nonperformance on commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in its consolidated financial statements. As of December 31, 2012, there were $63.4 million in undisbursed commercial loan commitments whose contractual amounts represent credit risk.

        The Company's reserve for commercial loan commitments totaled $177 thousand and $581 thousand as of December 31, 2012 and 2011, respectively.

Mortgage Bank Instruments with Off-Balance-Sheet Risk

        In order to mitigate interest rate risk, the Bank typically locks interest rates on loans prior to funding while simultaneously locking a price to sell the loans to investors. According to relevant accounting guidance, rate lock commitments with borrowers are derivatives and must be recorded at fair value. The Bank recorded a $789 thousand decrease in the fair value of its rate lock commitments reflecting a gain position of $1.1 million on a notional amount of $96.7 million in rate lock commitments as of December 31, 2012 from a gain position of $1.9 million on a notional amount of $105.7 million in rate lock commitments at the date of the Merger. The loss related to the decrease in fair value of rate lock commitments is included in the Company's mortgage banking income under non-interest income in the statements of operations. The fair value of the rate lock commitments are included in the Company's other assets in the statements of condition.

        All mandatory obligations to sell or purchase loans at a specific price in the future are considered to be derivatives and must be recorded at value. The Bank recorded an increase in the fair value of its forward commitments of $1.4 million, reflecting a net gain position of $19 thousand on a notional amount of $161.5 million in forward commitments as of December 31, 2012 from a loss position of $1.4 million on a notional amount of $128.7 million in forward commitments at the date of the Merger. The gain related to the increase in fair value of forward commitments is included in the Company's mortgage banking income under non-interest income in the statements of operations. The fair value of the forward commitments that were in a gain position are included in the Company's other assets in the statements of condition and totaled $254 thousand at December 31, 2012 and the fair value of the forward commitments that are in a loss position are included in the Company's other liabilities in the statements of condition and totaled $235 thousand at December 31, 2012.

        See Notes 15 and 20 in the Notes to Consolidated Financial Statements for additional information regarding the Company's off-balance sheet risk.

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

        As of December 31, 2012, 2011 and 2010, non-performing loans, excluding those accounted for under ASC 310-30, consisted of non-accrual loans held for investment totaling $1.8 million, $2.4 million and $1.4 million, respectively. The $1.8 million in non-accrual loans at December 31, 2012 includes $330 thousand in troubled debt restructurings that are non-accrual loans. At December 31, 2012 and 2011 the Company had one property that had been foreclosed upon in satisfaction of a loan, which has been written down to the estimated collection value net of selling costs of $3.6 million. At December 31, 2010 the Company had two properties that had been foreclosed upon in satisfaction of loans, which were written down to the estimated collection value net of selling costs of $1.4 million. The Company had no non-performing assets at December 31, 2009.

	As of December 31,
	2012	2011	2010
	(in thousands)
Loans on nonaccrual status	$1,497	$2,448	$1,366
Loans accruing past 90 days	—	21	2,621
Troubled debt restructurings	330	2,391	1,350

Total non-performing loans	1,827	4,860	5,337
Other real estate owned	3,581	3,581	1,447

Total non-performing assets	$5,408	$8,441	$6,784

        The non-performing loans held for investment were current as of December 31, 2012, with the exception of one $535 thousand loan that is 75 days past due. The loans have been placed on non-accrual status and deemed to be credit impaired with no specific loan loss.

        A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The table below reflects the Company's impaired loans as of December 31, 2012, 2011 and 2010. There were no impaired loans as of December 31, 2009.

	December 31,
	2012			2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial	$1,245	$1,245	$—	$937	$937	$—
Commercial real estate	246	246	—	—	—	—
Residential real estate	326	326	—	244	244	—
Other	10	10	—	59	59	—

Subtotal	1,827	1,827	—	1,240	1,240	—
With an allowance recorded:
Commercial	—	—	—	1,208	1,208	627

Subtotal	—	—	—	1,208	1,208	627

Totals	$1,827	$1,827	$—	$2,448	$2,448	$627

	2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Other	—	—	—

Subtotal	—	—	—
With an allowance recorded:
Commercial	1,300	1,300	395
Commercial real estate	—	—	—
Residential real estate	—	—	—
Other	66	66	14

Subtotal	1,366	1,366	409

Totals	$1,366	$1,366	$409

        TDRs, which are described in Note 1 in the Notes to Consolidated Financial Statements, also are classified as impaired. As of December 31, 2012, the Company had four TDRs for which the required payment period was extended by six months to one year and their interest rates were increased by 1.5% to 2.0%. All TDRs were current in principal and interest payments due as of December 31, 2012. At December 31, 2011, there were six TDRs, which totaled $2.8 million. The TDRs resulted from concessions being provided to the client in order to assist them with repayment. There was no principal forgiven on troubled debt restructurings in 2012, 2011 or 2010. The reduction in total TDRs in 2012 compared to 2011 was the result of loan payoffs. There are no commitments to lend additional funds to borrowers whose terms have been modified in a troubled debt restructuring. There were no troubled debt restructurings at December 31, 2009.

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

        The following table provides a breakdown of the allowance for loan losses as of the end of the years indicated along with the total amount of the loans in that category shown as a percent of total loans:

	December 31,
	2012		2011		2010		2009
	Allowance	Loan Balance as a Percent of Total Loans	Allowance	Loan Balance as a Percent of Total Loans	Allowance	Loan Balance as a Percent of Total Loans	Allowance	Loan Balance as a Percent of Total Loans
Commercial	$1,308	26.17%	1,813	71.02%	$748	23.00%	$91	35.90%
Commercial real estate	758	52.10%	355	27.54%	429	69.90%	94	37.20%
Residential real estate	112	19.91%	75	0.00%	—	0.00%	68	26.70%
Real estate—construction	22	0.68%	—	0.02%	—	5.60%	—	0.00%
Other	214	1.14%	112	1.42%	1	1.50%	1	0.20%

Total	$2,414	100.00%	$2,355	100.00%	$1,178	100.00%	$254	100.00%

        At December 31, 2012, the Company's allowance for loan losses totaled $2.4 million or 0.87% of gross loans held for investment, compared with $2.4 million or 1.4% of gross loans held for investment at December 31, 2011.

        As of December 31, 2012, 60% of our total allowance is for commercial and commercial real estate loans, which comprised 78% of total loans held for investment. This compares with December 31, 2011, at which time these same loan portfolios comprised 97% of our total allowance and 99% of total loans held for investment.

        During the year ended December 31, 2012, we recognized net charge-offs of $1.1 million, representing approximately 0.40% of the Company's average gross loan portfolio. Consistent with industry practice, the Bank sets aside reserves for all loans held for investment, including performing new loans with no known credit issues. The following table summarizes changes in our allowance for loan losses as well as the Company's loan loss experience for the periods indicated.

	For the Years Ended December 31,			For the Period March 9 (Inception) to December 31,
	2012	2011	2010	2009
	(in thousands)
Balance, beginning of period	$2,355	$1,178	$254	$—
Charged off loans
Commercial	1,133	1,129	—	20
Commercial real estate	—	254	—	—
Residential real estate held for investment	—	59	—	—
Other	12	98	—	—

Total charge-offs	1,145	1,540	—	20

Recoveries of previously charged off loans
Commercial	—	—	—	—
Commercial real estate	—	—	20	—
Residential real estate held for investment	—	—	—	—
Real estate—construction	—	—	—	—
Other	1	—	—	—

Total recoveries	1	—	20	—

Net charge-offs	(1,144)	(1,540)	20	(20)

Total Provision	1,203	2,717	904	274

Balance, end of period	$2,414	$2,355	$1,178	$254

Net charge-offs to total loans	-0.41%	-0.91%	0.01%	-0.12%
Allowance for loan losses to toal loans at end of year	0.87%	1.40%	0.56%	1.51%

        For the year ended December 31, 2012, our provision for loan losses totaled $1.2 million, compared with $2.7 million in 2011. This year's reduced provision was driven primarily by improved credit performance. The 2011 provision of $2.7 million, or 26% more than provisions recorded in 2012, was primarily due to higher charge-offs. Our risk factors were adjusted favorably in 2012 due to increased depth in managerial experience as well as improved loan reviews, as evidenced by external third-party reviews. Additionally, the loans acquired in the Merger were acquired at their fair value pursuant to ASC 310-20 and ASC 310-30, and as such did not require any further provision during 2012.

Potential Problem Loans

        The Company classifies loans consistent with federal banking regulations using a nine category grading system. Our potential problem loans consisted of 14 loans and totaled approximately $14.5 million at December 31, 2012, compared to $6.1 million at December 31, 2011. The potential problem loans at December 31, 2012 consist primarily of loans that the Bank is attempting to obtain current financial information from in order to evaluate risk. The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard, doubtful and loss, but still performing:

	At December 31, 2012
	Number of Loans	Loan Balance	Percent	Percent of Total Net Loans
	(dollars in thousands)
Construction and land development	—		0.00%	0.00%
Commercial real estate	6	6,813	46.77%	2.45%
Residential real estate	1	872	5.99%	0.31%
Commercial and industrial	7	6,882	47.24%	2.48%
Other	—	—	0.00%	0.00%

Total	14	$14,567	100.00%	5.25%

Mortgage Servicing Rights

        As of December 31, 2012,we had $5.1 million in MSRs. We acquired MSRs totaling $1.9 million as a part of the Merger, which increased by $4.4 million due to loans sold with servicing retained that was partially offset by a decrease of $1.2 million due to loan pay offs. MSRs are initially recorded at fair value. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually-specified servicing fees. The primary determinants of the fair value of MSRs are prepayment speeds and discount rates. Published industry standards are used to derive market-based assumptions. Changes in the assumption used may have a significant impact on the valuation of mortgage servicing assets. Evaluation of impairment is performed on a quarterly basis. We record MSRs for loans sold for which servicing has been retained by the Company when it securitizes loans with the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"); the Company uses a third party sub-servicer to service these loans.

        There was no impairment of mortgage servicing rights during 2012.

Deposits and Borrowed Funds

        The Company's deposits at December 31, 2012 totaled $383.3 million, up $182.2 million (91%) compared with year-end 2011. Most of the increase in deposits resulted from the Merger. The following table sets forth the amount of deposits outstanding by category at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Non-interest bearing deposits	$125,254	32.7%	$70,188	34.9%
Interest bearing demand	15,156	4.0%	10,480	5.2%
Savings and money market	146,042	38.1%	62,678	31.2%
Certificate of deposit less than $100,000	21,079	5.5%	25,949	12.9%
Certificate of deposit $100,000 and over	75,800	19.8%	31,857	15.8%

Total deposits	$383,331	100.0%	$201,152	100.0%

        As of December 31, 2012, certificates of deposit comprised 25% of the Company's total deposits, of which 78% of had balances of $100,000 or more and 57% had maturities of three months or less.

	December 31, 2012
	Less than $100,000	Greater Than or Equal to $100,000	Total
	(in thousands)
Three months or less	$11,323	$43,551	$54,874
Over three and through twelve months	8,371	19,604	27,975
Over twelve months	1,385	12,645	14,030

Total	$21,079	$75,800	$96,879

        As of December 31, 2012, borrowings totaled $19.5 million. There were no outstanding borrowings at December 31, 2011, 2010 or 2009. The Bank utilizes short-term and long-term advances from the FHLB as a funding source. The maximum amount the Bank may borrow under this arrangement is limited to the lesser of a percentage of eligible collateral or 25% of the Bank's total assets. The Company had one outstanding long-term advance for $4.5 million at December 31, 2012, which matures on June 27, 2013 and bears a fixed rate of 4.38%. As a result of the Merger, we adjusted the carrying value of this long-term advance to reflect the market rates at the time, which was a discount that totaled $90 thousand at December 31, 2012 and is being accreted to interest expense over the remaining term of the advance. Based on eligible collateral available as of December 31, 2012, the Company's total borrowing capacity from the FHLB was $95.8 million. FHLB short-term advances as of December 31, 2012 were $15.0 million. FHLB advances are collateralized by loans with unpaid principal balances of $194.7 million and a market value of $192.6 million (as determined by the FHLB) and securities with a market value of $0.9 million.

        At December 31, 2012, the scheduled maturity of the Company's FHLB long-term advance follows:

	Interest
Amount	Rate	Type	Maturity Date
(in thousands)
$4,500	4.38%	Fixed	6/27/2013

$4,500

        The following table reflects the Company's short-term borrowings for the periods indicated:

	End of Period			Average
			Maximum Month- end Outstanding Balance during the Period
	Balance Outstanding	Rate		Balance Outstanding	Rate
	(dollars in thousands)
2012
Short term FHLB advances and other borrowings	$15,000	0.28%	$40,000	$6,398	0.26%

Liquidity and Liquidity Management

        The adequacy of the Company's liquidity is favorably reflected in its interest-bearing overnight deposit balances at a level that would cushion unexpected increases in loans or decreases in customer deposits. During 2012, we had an average balance of $32 million in interest-bearing overnight deposit balances, representing 10% of our average assets. During 2011, we had an average balance of $54.6 million in interest-bearing overnight deposit balances, representing 22% of our average assets.

        As of December 31, 2012 and 2011, liquid assets represented 11% and 35% of our total deposits, respectively. Liquid assets include cash, federal funds sold, interest-bearing deposits in other financial institutions, and available-for-sale investment securities that have not been pledged as collateral. The decline in this ratio reflects the redeployment of liquid assets in higher-yielding loans, primarily generated by our mortgage division. The 11% ratio at year-end 2012 was deemed adequate for managing the Company's liquidity.

        While liquidity has not been a major concern in either 2012 or 2011, management has established secondary sources of liquidity in addition to the previously noted borrowing capacity at the FHLB. At present, the Company maintains a line of credit totaling $17 million with correspondent banks for obtaining overnight funds. (These lines are subject to availability and have restrictions as to the number of days funds can be used each month.) Another method that the Bank currently has available for acquiring additional deposits is through the use of "reciprocal brokered deposits" through the CDARS program. No reciprocal deposits through CDARS were outstanding as of December 31, 2012 or 2011.

        The Bank monitors concentrations of funds which are provided by a single investor or from a single related source on a monthly basis to assist in its assessment of liquidity. As of December 31, 2012 there were four relationships representing approximately 16% of the Company's total deposits, excluding brokered deposits.

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

        As discussed in Note 16 in the Notes to Consolidated Financial Statements, our capital exceeded the minimum regulatory requirements and exceeded the regulatory definition required to be "well capitalized" as defined in the regulations issued by our regulatory agencies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable for smaller reporting companies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Manhattan Bancorp and subsidiaries

        We have audited the accompanying consolidated balance sheets of Manhattan Bancorp and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in total equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manhattan Bancorp and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Los Angeles, CA

March 29, 2013

Manhattan Bancorp and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$6,949	$6,779
Federal funds sold/interest bearing demand funds	33,221	38,756

Total cash and cash equivalents	40,170	45,535
Time deposits—other financial institutions	829	3,952
Investment securities—available for sale, at fair value	8,364	9,460
Loans held for sale, at fair value	96,014	—
Loans held for investment	277,443	168,736
Allowance for loan losses	(2,414)	(2,355)

Net loans held for investment	275,029	166,381

Total loans, net	371,043	166,381
Premises and equipment, net	9,039	4,201
Federal Home Loan Bank and Federal Reserve stock	4,526	1,986
Goodwill	7,396	—
Core deposit intangible	2,574	1,863
Other real estate owned	3,581	3,581
Investment in limited partnership fund	6,655	—
Mortgage servicing rights	5,123	—
Accrued interest receivable	754	675
Other assets	5,333	1,750

Total assets	465,387	239,384

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing demand	125,254	70,188
Interest bearing:
Demand	15,156	10,480
Savings and money market	146,042	62,678
Certificates of deposit equal to or greater than $100,000	75,800	25,949
Certificates of deposit less than $100,000	21,079	31,857

Total deposits	383,331	201,152
FHLB advances and other borrowings	19,590	—
Accrued interest payable and other liabilities	5,338	3,044

Total liabilities	408,259	204,196
Stockholders' equity
Serial preferred stock—no par value; 10,000,000 shares authorized; issued and outstanding: none in 2012 and 2011	—	—
Common stock—no par value; 30,000,000 authorized; issued and outstanding: 12,355,857 in 2012 and 357,500 in 2011	—	—
Additional paid in capital	61,617	36,006
Accumulated other comprehensive income	112	483
Accumulated defecit	(4,601)	(3,992)

Total stockholders' equity	57,128	32,497
Non-controlling interest	—	2,691

Total equity	57,128	35,188

Total liabilities and stockholders' equity	$465,387	$239,384

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2011
Interest income
Interest and fees on loans	$16,113	$15,330
Interest on investment securities	279	346
Interest on federal funds sold	84	123
Interest on time deposits-other financial institutions	18	111

Total interest income	16,494	15,910
Interest expense
NOW, money market and savings	420	191
Time deposits	492	610
FHLB advances and other borrowed funds	(15)	—

Total interest expense	897	801

Net interest income	15,597	15,109
Provision for loan losses	1,203	2,717

Net interest income after provision for loan losses	14,394	12,392

Non-interest income
Whole loan sales and warehouse lending fees	695	—
Advisory income	950	—
Trading income	3,622	—
Mortgage banking, including gain on sale on loans held for sale	15,923	—
Earnings on MIMS-1 limited partnership fund	399	—
Other bank fees and income	1,173	2,316
Rental income	324	17
Gain on recovery of acquired loans	749
Gain on sale of securities	529	—

Total non-interest income	24,364	2,333
Non-interest expenses
Compensation and benefits	25,005	6,772
Occupancy and equipment	2,724	1,404
Technology and communication	2,592	1,290
Professional fees	4,025	2,594
FDIC insurance and regulatory assessments	509	285
Amortization of intangibles	445	473
Other non-interest expenses	2,699	1,944

Total non-interest expenses	37,999	14,762

Income (loss) before income taxes	759	(37)
Provision for income taxes	20	202

Net income (loss)	739	(239)
Less: Net income attributable to the non-controlling interest	53	(1)

Net income (loss) attributable to common stockholders of Manhattan Bancorp	$686	$(238)

Weighted average number of shares outstanding (basic and diluted)	9,035,070	4,513,501
Basic and diluted earnings (loss) per share	$0.08	$(0.05)

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011
Net income (loss)	$739	$(239)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains arising during periods	132	484
Less: reclassification adjustment for realized gains included in net income	(529)	—

Other comprehensive income (loss):	(397)	484

Comprehensive income	$342	$245

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Changes in Total Equity

For the Years Ended December 31, 2012 and 2011

(Dollars in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Accumulated Deficit		Non-controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2010	392,500	$39,538	$(3,754)	$(1)	$2,659	$38,442
Divestiture and repurchase of common stock	(35,000)	(3,622)				(3,622)
Stock based compensation		90			8	98
Other comprehensive income				484	25	509
Net loss			(238)		(1)	(239)

Balance at December 31, 2011	357,500	36,006	(3,992)	483	2,691	35,188
Merger of entities under common control on May 31, 2012	(357,500)	3,733	(1,401)	26	(2,691)	(333)
Issuance of common stock to accounting acquirer in business combination	8,195,469	—	—	—	—	—
Issuance of common stock in subsidiary spinoff to a related party	169,424	717	—	—	—	717
Consideration received in excess of carrying value of spinoff to a related party	—	1,310	53	—	—	1,363
Cancellation of restricted stock	(6,667)	—	—	—	—	—
Transfer of legal acquirer's common stock in business combination	3,997,631	19,823	—	—	—	19,823
Share-based compensation expense	—	28	—	—	—	28
Other comprehensive loss	—	—	—	(397)	—	(397)
Net income	—	—	739	—	—	739

Balance at December 31, 2012	12,355,857	$61,617	$(4,601)	$112	$—	$57,128

The accompanying notes are an integral part of these financial statements

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended, December 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$739	$(239)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from sales and principal reductions of mortgage loans held for sale	650,062	—
Originations and purchases of mortgage loans held for sale	(653,075)	—
Net gains on sales of loans held for sale	(15,915)	—
Net mark to market on mortgage loans held for sale	(361)	—
Net increase in mortgage servicing asset	(3,246)	—
Provision for loan losses	1,203	2,717
Net accretion (amortization) of discount/premium on securities	(415)	193
Net gains on sales of securities available for sale	(529)	—
Earnings on limited partnership fund	(399)	—
Depreciation and amortization	523	472
Amortization of core deposit intangibles	445	473
Stock-based compensation expense	28	98
Gain on sale of other real estate owned	—	(215)
Net decrease in other assets	7,986	175
Net increase in other liabilities	4,242	417

Net cash (used in) provided by operating activities	(8,712)	4,091

Cash flows from investing activities
Net (increase) decrease in loans held for investment	(15,217)	23,791
Decrease in time deposits—other financial institutions	3,123	13,391
Proceeds from principal payments and maturities of investment securities	5,250	4,360
Proceeds from the sale of investment securities	5,029	—
Proceeds from sale of other real estate owned	—	1,761
Investment in limited partnership fund	(3,500)	—
Redemption (purchase) of Federal Reserve and Federal Home Loan Bank stock	(1,008)	373
Purchase of premises and equipment	(49)	(225)
Transactions with affiliates	(331)	—
Net cash paid in business spinoff to a related party	(2,602)	—
Net cash acquired in business combination (see Note 22)	21,550	—

Net cash provided by investing activities	12,245	43,451

Cash flows from financing activities
Issuance (repurchase) of Common stock	—	(2)
Net decrease in deposits	(17,455)	(74,315)
Net increase (decrease) in borrowings	8,557	—
Transfer of net assets to affiliate, cash paid	—	(1,868)

Net cash used in financing activities	(8,898)	(76,185)

Net (decrease) in cash and cash equivalents	(5,365)	(28,643)

Cash and cash equivalents at beginning of period	45,535	74,178

Cash and cash equivalents at end of period	$40,170	$45,535

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	For the Year Ended, December 31,
	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$1,028	$809

Cash paid for income taxes	$20	$271

Acquistion of Manhattan Bancorp:
Consideration, common stock	$19,823	$—

Cash and cash equivalents acquired	$21,550	$—
Investment securities available for sale	8,239	—
Loans	176,362	—
Premises and equipment	5,534	—
Core deposit intangible	1,156	—
Other assets	20,302	—
Goodwill	7,396	—

Total assets	$240,539	$—

Deposits	$199,633	$—
Borrowings	16,034	—
Acccrued expenses and other liabilities	5,049	—

Total liabilities	$220,716	$—

The accompanying notes are an integral part of these financial statements.

Manhattan Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	For the Year Ended, December 31,
	2012	2011
Sale of MBFS Holdings, Inc.
Loans	$5,000	$—
Other assets	2,315	—

Total assets	$7,315	$—

Borrowings	$5,000	$—
Other liabilities	6,997	—

Total liabilities	$11,997	$—

Common stock issued	$(717)	$—
Additional paid-in capital	(1,363)	—

Total shareholders' equity	$(2,080)	$—

Cash and cash equivalents used	$2,602	$—

Sale of CGB Asset Management, Inc.
Loans	$—	$13,361
Other real estate owned	—	433
Other assets	—	44

Total assets	$—	$13,838

Borrowings	$—	$12,000
Other liabilities	—	86

Total liabilities	$—	$12,086

Exchange of common stock	$—	$3,620

The accompanying notes are an integral part of these financial statements.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

        The accompanying condensed consolidated financial statements of Manhattan Bancorp (the "Bancorp") and its wholly-owned subsidiaries, Bank of Manhattan, N.A. (the "Bank") and MBFS Holdings, Inc. ("MBFS"), together referred to as the "Company" have been prepared in accordance with Article 8 of Regulation S-X. MBFS held a 70% interest in MCM. As discussed in more detail in this Note 1, Bancorp sold its entire interest in MBFS, including its indirect interest in MCM, on November 9, 2012. References throughout these financial statements to MCM shall be deemed to include BOMC and MCM's other direct and indirect subsidiaries.

        On May 31, 2012, the Bancorp completed its acquisition of Professional Business Bank ("PBB") through a merger of PBB with and into the Bank, with the Bank as the surviving institution (the "Merger"). Immediately prior to the Merger, PBB completed a transaction in which its holding company, CGB Holdings, Inc. ("CGB Holdings"), was merged into PBB and accounted for using the historical balances as entities under common control.

        In the Merger, Bancorp issued an aggregate of 8,195,469 shares of its common stock to the shareholders of PBB, representing a ratio of 1.7991 shares of Bancorp common stock for each share of PBB common stock outstanding at the effective time of the Merger. The Bancorp shares issued to the PBB shareholders in the Merger constituted approximately 67.2% of the Bancorp's common stock after giving effect to the Merger.

        Accounting principles generally accepted in the United States of America ("U.S. GAAP") require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the Merger was accounted for as a reverse acquisition whereby PBB was treated as the acquirer for accounting and financial reporting purposes. Prior to the Merger the statements of operations and the balance sheet reflect that of PBB. The assets and liabilities of Manhattan Bancorp were reported at fair value in a transaction that constituted a business combination subject to the acquisition method of accounting as detailed in ASC 805. See Note 22 for additional information on the Merger.

        Bancorp entered into a Credit Agreement dated July 25, 2011 (the "Credit Agreement") with Carpenter Fund Management Company, LLC, as administrative agent ("Agent"), and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders (the "Lenders"). On November 9, 2012, the Bancorp and the Lenders entered into a Securities Purchase Agreement (the "Purchase Agreement"), which provided for (i) the sale by the Bancorp of all of the shares of capital stock (the "Shares") of its wholly owned subsidiary, MBFS, and (ii) the assignment by the Bancorp of its entire right in and to that certain Promissory Note dated as of July 25, 2011 (the "MCM Note"), made by MCM in favor of the Bancorp in the aggregate principal amount of $5.0 million, in each case to the Lenders for an aggregate purchase price of $5.0 million (the "Purchase Price"). The consummation of the transactions contemplated by the Purchase Agreement was completed simultaneously with the signing of the Purchase Agreement on November 9, 2012, and for accounting purposes was effective October 31, 2012. Prior to the consummation of such transactions, the Bancorp received an opinion from its financial advisor, Sandler O'Neill & Partners, L.P. confirming that the portion of the Purchase Price attributable to the sale of the Shares is fair, from a financial point of view, to the Bancorp. The value of consideration received exceeded

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the carrying amount of the assets exchanged by $1.3 million, which was recognized as additional paid in capital.

        Pursuant to the terms of the Purchase Agreement, the Bancorp used a portion of the Purchase Price to repay $516,667 of accrued but unpaid interest and $4,283,333 of the outstanding principal balance of the loans outstanding under the Credit Agreement. In addition, and pursuant to and in accordance with the terms of the Credit Agreement, the Lenders converted the remaining $716,667 of the outstanding principal balance of the loans outstanding under the Credit Agreement into an aggregate of 169,425 shares of the Bancorp's common stock. The number of shares of common stock issued by the Bancorp was determined by dividing the sum of the unpaid principal balance by the Book Value Per Share of the MNHN Common Stock (as defined in the Merger Agreement), or $4.23 per share. As a result of the consummation of these transactions, the principal balance and all accrued but unpaid interest under the Credit Agreement was repaid in full.

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

Basis of Financial Statement Presentation

        The consolidated financial statements include the accounts of Bancorp and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to U.S. GAAP and general industry practices.

Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Other significant estimates which may be subject to change include fair value determinations and disclosures, impaired investments and loans (including troubled debt restructurings), gains from mortgage division activities, goodwill, the valuation of deferred tax assets, and ongoing cash flow on loans accounted for under ASC 310-30.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Certain amounts in prior presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported shareholders' equity, net loss or loss per share amounts.

Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash, non-interest deposits at other financial institutions, federal funds sold including interest-bearing deposits held at the Federal Reserve Bank for and on behalf of the Bank. Cash on hand or on deposit with the Federal Reserve Bank is used to meet regulatory reserve and clearing requirements. The Company has not experienced any losses in such accounts.

Cash and Due from Banks

        Banking regulations require all banks to maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank, which is computed on a bi-weekly average basis. There was no requirement to maintain a balance at the Federal Reserve Bank at December 31, 2012, as that requirement was met through cash reserves and the average deposit balance at the Federal Reserve Bank for the reserve measurement period. The reserve required to be maintained at the Federal Reserve Bank was $700 thousand at December 31, 2011. The Bank may maintain deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Federal funds sold are similar to uncollateralized loans. Management regularly evaluates the credit risk of these transactions and believes that the Company is not exposed to any significant credit risk on cash or cash equivalents.

Interest-earning Deposits at Other Financial Institutions

        Interest-earning deposits in other financial institutions represent short term deposits that mature over a period of no more than 12 months. Investment balances are maintained within federal deposit insurance limits.

Investment Securities

        The Company classifies its investment securities as available-for-sale securities. Under the available-for-sale classification, securities can be sold in response to a variety of situations, including but not limited to changes in interest rates, fluctuations in deposit levels or loan demand, liquidity requirements, or the need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income (loss) and reported as an amount net of taxes as a separate component of accumulated other comprehensive income (loss) included in shareholders' equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains and losses on sales of available-for-sale securities are recorded using the specific identification method.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

Loans Held for Sale at Fair Value

        The Company has elected to record its loans held for sale at fair value for all loans originated by the Company and held for sale as well as all loans which were both purchased and hedged. Valuation gains and losses are recorded through earnings. Loans originated by the Company and held for sale typically are sold within 30 days after origination. The unpaid principal balance of loans held for sale at fair value at December 31, 2012 was $96.0 million. There were no loans held for sale at December 31, 2011.

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

        Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Generally, the accrual of interest on loans is discontinued when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there is reasonable

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

doubt as to collectability. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectable. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal for a period of at least nine months and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

Acquired Loans

        Acquired loans are recorded at fair value at the date of acquisition and include both nonperforming loans with evidence of credit deterioration since their origination date and performing loans with no such credit deterioration. The Company is accounting for a significant majority of the loans, including loans with evidence of credit deterioration acquired in the Merger in accordance with ASC 310-30. In accordance with ASC 310-30, the Company has pooled performing loans at the date of purchase. The loans were aggregated into pools based on the common risk characteristics.

        The difference between the undiscounted cash flows expected to be collected at acquisition and the investment in the loan, or the "accretable yield," is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the "nonaccretable difference," are not recognized as a yield adjustment, loss accrual or valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. If the Company does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost recovery method or cash basis method of income recognition. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

        The excess of cash flows expected to be collected over the initial fair value of acquired loans is referred to as accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. The acceptable yield will change due to:

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

  •
  Improvement in the amount of expected cash flows

        Acquired loans not accounted for under ASC 310-30 are subject to the provisions of ASC 310-20, Nonrefundable Fees and Costs. The cash flows associated with these loans determine the amount of the purchase discount that is to be accreted over the life of the loan using the effective interest method. Management periodically reassesses the net realizable value and in the event that credit losses inherent in the portfolio are higher than expectations, records an allowance for loan losses to the extent that the carrying value exceeds the amounts expected to be collected.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

December 31, 2012

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

December 31, 2012

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

Gains From Mortgage Banking Activities

        Mortgage banking activity income is recognized when the Company records a derivative asset upon the commitment to originate a loan with a borrower and sells the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the commitment after considering the contractual loan origination-related fees, estimated sale premiums, direct loan origination costs, estimated pull-through rate and the estimated fair value of the expected net future cash flows associated with servicing of loans. Also included in gains from mortgage division activities are changes to the fair value of loan commitments, forward sale commitments and loans held for sale that occur during their respective holding periods. Substantially all the gains or losses are recognized during the loan holding period as such loans are recorded at fair value. Mortgage servicing rights are recognized as assets based on the fair value upon the sale of loans when the servicing is retained by the Company.

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

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Assumptions incorporated into the MSRs valuation model reflect management's best estimate of factors that a market participant would use in valuing the MSRs. Although sales of MSRs do occur, MSRs do not trade in an active market with readily observable prices so the precise terms and conditions of sales are not available. The Company considers its MSR values to represent a reasonable estimate of their fair value.

Gains and Losses on Riskless Principal Transactions

        During 2012 and through November 9, 2012 (effective for accounting purpose on October 31, 2012), the Company through MCM traded for its own account on a riskless principal transactions basis to effectuate buy and sell orders for its customers. MCM did not take a position in these transactions but rather arranges for simultaneous buyers and sellers for all transactions prior to executing either a buy trade or a sell trade. (MCM's transactions are deemed to be "Riskless Principal Transactions" per FRB Regulation Y, Part 225—Subpart C—Sec. 225.28.) Gains and losses on riskless principal securities transactions, related clearing expenses, and commissions were recorded on a trade-date basis as securities transactions occured.

Whole Loan Broker Fees

        During 2012 and through November 9, 2012 (effective for accounting purposes on October 31, 2012), the Company through MCM acted as agent on certain transactions involving whole loan mortgages, matching prospective buyers and sellers for these transactions. Fees earned on these transactions were accounted for on the date cash is received, which was on or shortly after the settlement date of the transaction.

Property and Equipment

        The Company purchased land that was developed for a branch completed and opened in 2012, which was recorded at cost.

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

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank and Federal Reserve Stock

        The Company is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of loans eligible to be pledged and advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment in accordance with Accounting Standards Codification ("ASC") 942-325-35. In accordance with this guidance, the stock's value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. No impairment losses have been recorded during the years ended December 31, 2012 and 2011. Cash and stock dividends on FHLB stock are recorded as income when received. In addition, the Company is a member of the Federal Reserve Bank and is also required to maintain a minimum investment in Federal Reserve Bank stock which is also recorded at cost.

Goodwill

        Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Any excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. Goodwill is not amortized for book purposes, although it is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the Company must proceed with step two. In step two the implied fair value of goodwill, defined as the excess of fair value of the reporting unit over the fair values of the assets and liabilities of the reporting unit as they would be determined in an acquisition, is estimated. If the carrying amount of the goodwill is more than its implied fair value, it is impaired and an impairment charge must be recognized. The test for potential impairment of goodwill must be conducted at least annually, which the Company will conduct such test as of April 30 of each year beginning in the year following the recording of goodwill.

Core Deposit Intangible

        The Company has a premium on acquired deposits which represents the intangible value of deposit relationships resulting from deposit liabilities assumed in the Merger. Core deposit intangible assets are amortized over five to seven years. The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The balance of core deposit intangibles, net of accumulated amortization at December 31, 2012 and December 31, 2011 is $2.6 million and $1.9 million, respectively. Amortization expense for the year ended December 31, 2012 and 2011 totaled $445 thousand and $473 thousand, respectively. Amortization of core deposit intangibles, totaling approximately $540 thousand per year, is expected to continue until fully amortized in 2017.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

        It is the Company's policy that any real estate properties acquired through, or in lieu of, loan foreclosure be initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. After foreclosure, valuations would be periodically performed by management and the real estate would be carried at the lower of cost or fair value minus costs to sell. Any revenues and expenses from operations and additions to the valuation allowance would be included in other expenses. The Company had $3.6 million of Other Real Estate Owned at December 31, 2012 and 2011.

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

        The Company establishes a valuation allowance for its deferred tax assets. A valuation allowance was recorded for the total net amount of the Company's deferred tax asset at December 31, 2012 and 2011 due to the Company's net loss history.

        The Company provides that the tax effects from an uncertain income tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by taxing authorities. Interest and penalties related to uncertain tax positions, if any, are recorded as part of income tax expense. Management believes that all tax positions taken to date are highly certain and, accordingly, no provision has been made to the financial statements.

Advertising Costs

        Advertising costs are expensed as incurred.

Other Comprehensive Income (Loss)

        Changes in unrealized gain (loss) on available-for-sale securities are the only component of other comprehensive income and Accumulated Other Comprehensive Income (Loss) for the Company.

Loss Contingencies

        Loss contingencies, other than loss contingencies related to loans, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements as of December 31, 2012.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income/(Loss) per Share

        Basic income (loss) per share represents the income (loss) reported to common stockholders divided by the weighted average number of shares of common stock outstanding during the periods reported on the Consolidated Statements of Operations. Diluted income per share for the year ended December 31, 2012 does not include any effects of common stock equivalents as these stock options were considered to be anti-dilutive because their exercise price exceeded the market value of the Company's shares. Diluted loss per share does not include any effects of common stock equivalents as they would not be dilutive due to the Company's net loss for the year ended December 31, 2011.

        There were no potential dilutive securities as of December 31, 2012 or 2011 other than stock options awarded to employees of the Company and its subsidiaries. At December 31, 2012 and 2011, there were 485,487 and 108,159 stock options outstanding, respectively. In 2012 these stock options were considered to be anti-dilutive because their exercise price exceeded the market value of the Company's shares. (See Note 11 for further details on the Company's share-based compensation.)

        The weighted average number of shares used to calculate net income (loss) per share for the years ended December 31, 2012 and 2011 was 9,035,070 and 4,513,501, respectively. The weighted average number of shares for 2011 represents the average PBB shares for 2011, which were converted to the Company's common stock at the time of the Merger; share changes such as the reverse merger are retrospectively presented for all periods.

Equity Compensation Plans/Share-based Compensation

        The Manhattan Bancorp 2010 Equity Incentive Plan ("2010 Plan"), which was approved on March 25, 2010, provides for the issuance of up to 444,348 shares of the Bancorp's authorized and unissued common stock. The 2010 Plan expires on March 25, 2020. Options granted and outstanding under the 2010 Plan totaled 122,582 as of December 31, 2012. In addition, there are 3,333 shares of restricted stock that have been issued and outstanding under the 2010 Plan. Prior to the adoption of the 2010 Plan, options were granted under the Manhattan Bancorp 2007 Stock Option Plan ("2007 Plan"). Options granted and still outstanding under the 2007 Plan totaled 177,314 as of December 31, 2012.

        In conjunction with the Merger, Bancorp assumed the California General Bank, N.A. 2009 Stock Option Plan ("2009 Plan") and the Professional Business Bank 2011 Equity Incentive Plan ("2011 Plan"), although no further grants may be made under these plans. Options granted and still outstanding under the 2009 Plan totaled 185,591 as of December 31, 2012. Unvested restricted stock grants outstanding under the 2011 Plan totaled 28,800 as of December 31, 2012. The holders of these unvested restricted stock grants would receive dividends, if declared, and have rights to vote those shares.

        The Company recognizes the cost of recipient service received in exchange for awards of stock options, or other equity instruments in the consolidated statements of operations over the vesting period of the award. The plans provide that each option must have an exercise price not less than the fair market value of the stock at the date of grant, have a term no longer than ten years, and vest as determined by the Board of Directors. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Bancorp's common stock at the date of grant is used for the fair value of restricted stock awards.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

Operating Segments

        The Company segregates its operations into four primary segments: mortgage division operations ("mortgage division"), non-mortgage division operations ("commercial bank"), non-banking financial operations ("MCM"), and other operations ("other"), which includes the holding company, MBFS, and eliminations between the Company's bank and non-bank segments. Internal financial information is used to report the financial position and operating results of each of these segments and is disclosed in a separate footnote.

Derivatives and Hedging

        The Company utilizes derivatives to achieve economic hedging to mitigate interest rate risk. The Company does not utilize derivatives on a speculative basis.

        To this end, the Company typically locks interest rates on loans held for sale at fair value prior to funding while simultaneously locking a price to sell the loans to investors. According to relevant accounting guidance, rate lock commitments with borrowers are derivatives and must be recorded at fair value.

        All mandatory obligations to sell or purchase loans at a specific price in the future are considered to be derivatives and must be recorded at fair value. The Company has elected to record all of its forward sale commitments at fair value provided such commitments qualified for fair value treatment and are not otherwise considered to be derivatives.

Pending Accounting Pronouncements

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

December 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 2. TIME DEPOSITS WITH OTHER FINANCIAL INSTITUTIONS

        At December 31, 2012, the Company had interest-earning deposits with other financial institutions of $829 thousand with a weighted average yield of 0.11%, and a weighted average remaining life of approximately 2.7 months. At December 31, 2011, the Company had interest-earning deposits with other financial institutions of $4.0 million with a weighted average yield of 1.36%, and a weighted average remaining life of approximately 5.2 months.

Note 3. INVESTMENT SECURITIES

        The Company's investment securities have been classified in the consolidated balance sheets as either available-for-sale or held-to-maturity according to management's intent. Our securities portfolio consists primarily of securities issued the U.S. government and government sponsored agencies ("GSEs") as well as private label mortgage-backed securities. The following is a summary of the investment securities at their amortized cost and estimated fair value with gross unrealized gains and losses at December 31, 2012 and 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012
Available-for-sale securities:
U.S. government and agency securities:	$—	$—	$—	$—
Residential mortgage-backed securities	6,942	59	(1)	7,000
Private label mortgage-backed securities	1,310	54	—	1,364

Total available-for-sale securities	$8,252	$113	$(1)	$8,364

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3. INVESTMENT SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011:
Available-for-sale securities:
U.S. government and agency securities:
Debentures	$1,517	$1	$—	$1,518
Residential mortgage-backed securities	1,941	42	—	1,983
Municipal Securities	5,492	467	—	5,959

Total available-for-sale securities	$8,950	$510	$—	$9,460

        Net unrealized gains on available-for-sale securities of $113 thousand and $510 thousand at December 31, 2012 and 2011, respectively, were included in accumulated other comprehensive income.

        During the year ended December 31, 2012, the Company sold $4.5 million in securities at a gain of $529 thousand. There were no sales in 2011.

        Securities with a fair value of $5.8 million and $7.2 million at December 31, 2012 and 2011, respectively, were pledged to secure borrowings from the FHLB.

        Our private label mortgage-backed securities ("MBS"), which totaled $1.4 million, had a net unrealized gain of $54 thousand or 4.1% of their book values as of December 31, 2012. Of this, two securities totaling $213 thousand were rated investment grade and had no unrealized gain or loss and two securities totaling $1.2 million were rated below investment grade and had an unrealized gain of $54 thousand or 4.7% of their book values. At December 31, 2012, there were no securities issued by one issuer which exceeded 10% of our equity.

        The fair value of securities was derived by a nationally recognized pricing service provided through a third-party broker/dealer (Vining Sparks) who, in turn, provides mark-to-market levels based on Interactive Data 360 view ("IDC"). IDC utilizes real time market price discovery along with actual security performance including cash flow structure to determine market values. Based on the December 31, 2012 valuation analysis, the Company believes it will receive all principal and interest due to each security.

        In estimating other-than-temporary losses, management considers among other things (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Any intra-period decline in the market value of the Company's investment securities during 2012 or 2011 was attributable to changes in market rates of interest rather than credit quality. Accordingly, as of December 31, 2012 and 2011, management believes that the gross unrealized losses detailed in the table above are temporary and no impairment loss should be realized in the Company's consolidated statements of operations.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3. INVESTMENT SECURITIES (Continued)

        The following table reflects the periods for which the Company's investment securities were in a continual loss position as of December 31, 2012:

	December 31, 2012
	Less than 12 Months			12 months or longer			Total
Description of securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency securities:
Residential mortgage-backed securities	2	$311	$(1)	—	$—	$—	2	$311	$(1)

Total	2	$311	$(1)	—	$—	$—	2	$311	$(1)

        There were no investment securities with continuous unrealized losses greater than 12 months at December 31, 2011.

        The amortized cost, estimated fair value, and average yield of our debt securities at December 31, 2012 are shown by expected maturity period in the table below. The weighted average yields are based on the estimated effective yields at period end. The estimated effective yields are computed based on interest income at the coupon interest rate, adjusted for the amortization of premiums and accretion of discounts. Mortgage-backed securities are classified according to their estimated lives. Expected maturities may differ from contractual maturities because borrowers have the right to prepay their obligations.

	December 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale securities:
Due in One Year or Less	$2,205	$2,226
Due from One Year to Five Years	5,336	5,420
Due from Five Years to Ten Years	378	382
Due after Ten Years	333	336

Totals	$8,252	$8,364

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

December 31, 2012

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

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

        Residential 1 - 4 family real estate loans:    Compared with typical commercial loans, residential real estate loans are generally comprised of smaller loans which have more homogenous characteristics. These loans typically have 30-year maturities, with a fixed rate of interest for the first five years and an adjustable interest rate thereafter, based on a designated index. Changes in real property values and the employment status of the borrower are key risk factors that may impact the collectability of these loans, along with the condition of the collateral foreclosed.

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

December 31, 2012

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

        Commitments and Letters of Credit:    In the ordinary course of business, the Company may enter into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

        Loans held for investment are summarized as follows:

	December 31,
	2012		2011
	Amount Outstanding	Percentage of Total	Amount Outstanding	Percentage of Total
	(Dollars in thousands)
Commercial	$72,599	26.2%	$46,474	27.5%
Commercial real estate	144,559	52.1%	98,934	58.6%
Residential real estate	55,250	19.9%	20,907	12.4%
Real estate—construction	1,873	0.7%	35	0.1%
Other	3,162	1.1%	2,386	1.4%

Total loans, including net loan costs	277,443	100.0%	168,736	100.0%

Allowance for loan losses	(2,414)		(2,355)

Net loans	$275,029		$166,381

	December 31,
	2012			2011
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(in thousands)
Acquired loans, subject to ASC 310-30	$128,152	$3,407	$131,559	$96,274	$1,398	$97,672
Acquired loans, subject to ASC 310-20	29,885	311	30,196	25,761	—	25,761
Originated loans	114,172	1,516	115,688	42,855	2,448	45,303

Total loans, including net loan costs	$272,209	$5,234	$277,443	$164,890	$3,846	$168,736

        At December 31, 2012 and 2011, loans with outstanding principal balances of $194.7 million and $57.5 million, respectively, were pledged to secure borrowings from the FHLB.

        In connection with the Merger, acquired performing loans at May 31, 2012 include $36.8 million of loans at fair value that are accounted for under ASC 310-20. On the date of the Merger, these loans had an

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

outstanding balance of $38.3 million and a related discount of $1.5 million. Merger date information related to performing and nonperforming acquired loans accounted for under ASC 310-30 is as follows:

	Contractual Balance Outstanding	Estimated Contractual Payments	Accretable Yield	Non-Accretable Yield	Fair Value	Carrying Value
	(in thousands)
Performing loans	$65,038	$79,267	$(13,993)	$(3,043)	$62,230	$62,230

Non-performing loans	$1,971	$2,377	$(65)	$(1,422)	$890	$890

        The estimated contractual payments in the tables above include the estimated impact of prepayments on the loans purchased. These same prepayments are also utilized in estimating the total expected cash flows to be collected.

        The following tables reflect changes in accretable yield and nonaccretable difference of acquired loans accounted for under ASC 310-30 for the periods presented:

	For the Years Ended December 31,
	2012		2011
	(in thousands)
	Accretable	Nonaccretable	Accretable	Nonaccretable
Balance at the beginning of the period	$28,161	$6,050	$27,287	$19,200
Interest income recognized in earnings	(8,739)	—	(11,961)	—
Additions(1)&(2)	21,993	8,113	3,917	—
Transfer of CGBAM loans(3)	—	—	—	(3,216)
Reclassification of nonaccretable to accretable due to improvement in cash flows	2,613	(2,613)	7,365	(7,365)
Amounts transferred to accretable due to loan payoffs	378	(378)	1,553	(1,553)
Amounts not recognized due to chargeoffs on transfers to other real estate	—	(14)	—	(1,016)

Balance at the end of period	$44,406	$11,158	$28,161	$6,050

(1)
Additions included for the year ended December 31, 2012 reflect increases associated with updated cash flow estimates prepared based on current loan terms. The cash flow estimate updates were necessary to reflect changed terms in the loan portfolio (renewals, refinances, etc.) in order to properly assess current accretable and nonaccretable differences. These updates to estimated cash flows did not result in any significant change to the estimated fair value of acquired loans as of the acquisition date as presented on the previous page. Accordingly, the offsetting entry to these additions was to estimated contractual payments receivable and goodwill was not adjusted.

(2)
Additions included above reflect increases to accretable and nonaccretable yield associated with loans acquired in the business combination totaling $14.1 million, as described in Note 2, plus additions described in (1) above.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

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

Credit Quality

  Delinquency

        The following table shows the delinquency status of the loan portfolio as of December 31, 2012 and 2011:

	December 31, 2012
	Current	30 to 59 Days	60 to 89 Days	90 Days or more	Total
	(in thousands)
Commercial	$70,677	$1,292	$95	$535	$72,599
Commercial real estate	144,559	—	—	—	144,559
Residential real estate	55,250	—	—	—	55,250
Real estate—construction	1,873	—	—	—	1,873
Other	3,062	100	—	—	3,162

Total, net of deferred loan fees	$275,421	$1,392	$95	$535	$277,443

	December 31, 2011
	Current	30 to 59 Days	60 to 89 Days	90 Days or more	Total
	(in thousands)
Commercial	$42,281	$818	$7	$3,368	$46,474
Commercial real estate	95,525	261	—	3,148	98,934
Residential real estate	20,612	—	30	265	20,907
Real estate—construction	35	—	—	—	35
Other	2,278	49	—	59	2,386

Total, net of deferred loan fees	$160,731	$1,128	$37	$6,840	$168,736

  Risk Categories

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. These factors include, but are not limited to current financial information, historical payment experience, credit documentation, public information, and current economic trends.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

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

  Loans not deemed to be Special Mention, Substandard, Doubtful, or Loss are considered to be pass-rated loans.

  Based on management's most recent analysis, the risk category of loans by type of loan as of December 31, 2012 and 2011 is as follows:

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$63,322	$6,882	$2,313	$82	$72,599
Commercial real estate	126,835	6,813	10,911		144,559
Residential real estate	55,250	—	—		55,250
Real estate—construction	1,873	—	—		1,873
Other	1,811	914	437		3,162

Total Loans	$249,091	$14,609	$13,661	$82	$277,443

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$38,258	$2,423	$3,410	$2,383	$46,474
Commercial real estate	89,459	2,500	6,975	—	98,934
Residential real estate	19,535	1,128	244	—	20,907
Real estate—construction	35	—	—	—	35
Other	2,364	22	—	—	2,386

Total Loans	$149,651	$6,073	$10,629	$2,383	$168,736

  Impaired Loans

        A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. TDRs, which are described in Note 1, also are classified as impaired.

        The table below reflects the Company's impaired loans as of December 31, 2012 and 2011.

	December 31,
	2012			2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial	$1,245	$1,245	$—	$937	$937	$—
Commercial real estate	246	246	—	—	—	—
Residential real estate	326	326	—	244	244	—
Other	10	10	—	59	59	—

Subtotal	1,827	1,827	—	1,240	1,240	—
With an allowance recorded:
Commercial	—	—	—	1,208	1,208	627

Subtotal	—	—	—	1,208	1,208	627

Totals	$1,827	$1,827	$—	$2,448	$2,448	$627

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

        The table below reflects the Company's loans on non-accrual status as of December 31, 2012 and 2011.

	As of December 31,
	2012	2011
	(in thousands)
Commercial	$1,245	$2,145
Commercial real estate	246	—
Residential real estate	326	244
Other	10	59

Total	$1,827	$2,448

        The Company's average investment in impaired loans was $1.8 million and $2.0 million in 2012 and 2011, respectively. The Company did not record income from the receipt of cash payments related to impaired loans during the years ended December 31, 2012 and 2011. The Company does not have any further commitment to lend on any of its impaired loans.

  Troubled Debt Restructurings

        As of December 31, 2012, the Company had four TDRs for which the required payment period was extended by six months to one year and their interest rates were increased by 1.5% to 2.0%. All TDRs were current in principal and interest payments due as of December 31, 2012.

	As of and for the Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Foregone Principal	Lost Interest Income
	(in thousands except for number of contracts)
Commercial	1	$82	$82	$—	$—
Commercial real estate	1	223	223	—	—
Residential real estate				—	—
Other	2	25	25	—	—

	4	$330	$330	$—	$—

	As of and for the Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Foregone Principal	Lost Interest Income
	(in thousands except for number of contracts)
Commercial	5	$2,549	$2,141	$—	$19
Residential real estate	1	250	250	—	—

	6	$2,799	$2,391	$—	$19

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

        There was no principal forgiven on troubled debt restructurings in 2012. There were no troubled debt restructuring re-defaults that occurred in 2012. There were no commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings as of December 31, 2012 or 2011.

        The following table reflects changes in the allowance for loan losses for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$2,355	$1,178
Provision for loan losses	1,203	2,717
Recoveries	1	—

	3,559	3,895
Loans charged-off	(1,145)	(1,540)

Balance, end of period	$2,414	$2,355

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

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

        At December 31, 2012, the Company's allowance for loan losses totaled $2.4 million or 0.87% of gross loans held for investment, compared with $2.4 million or 1.40% of gross loans held for investment at December 31, 2011. The Company's allowance for loan losses related to ASC 310-30 loans at December 31, 2012 and 2011 is $450 thousand and $310 thousand, respectively. The allowance relates primarily to one loan pool with a carrying amount of $40.5 million at December 31, 2012.

        The following tables reflect the allocation of the allowance by portfolio segment and the balances of impaired loans by portfolio segment as of December 31, 2012 and December 31, 2011:

	December 31, 2012
	Commercial	Commercial real estate	Construction real estate	Residential real estate	Other	Total
	(in thousands)
Allowance allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,232	388	22	108	214	1,964
Loans under ASC 310-30	76	370	—	4	—	450

Total	$1,308	$758	$22	$112	$214	$2,414

Loans by evaluation method:
Individually evaluated for impairment	$1,245	$246	$—	$—	$336	$1,827
Collectively evaluated for impairment	68,723	57,084	1,882	9,326	7,042	144,057
Loans under ASC 310-30	10,953	114,847	—	5,583	176	131,559

Total	$80,921	$172,177	$1,882	$14,909	$7,554	$277,443

	December 31, 2011
	Commercial	Commercial real estate	Construction real estate	Residential real estate	Other	Total
	(in thousands)
Allowance allocated to:
Individually evaluated for impairment	$627	$—	$—	$—	$—	$627
Collectively evaluated for impairment	876	355	—	121	66	1,418
Loans under ASC 310-30	310	—	—	—	—	310

Total	$1,813	$355	$—	$121	$66	$2,355

Loans by evaluation method:
Individually evaluated for impairment	$2,145	$—	$—	$244	$59	$2,448
Collectively evaluated for impairment	29,053	26,705	35	10,718	2,114	68,625
Loans under ASC 310-30	15,276	72,229	—	9,945	213	97,663

Total	$46,474	$98,934	$35	$20,907	$2,386	$168,736

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4. LOANS HELD FOR INVESTMENT, ALLOWANCE, AND CREDIT QUALITY (Continued)

        The following table reflects the activity in the allowance for loan losses during 2012 and 2011 by portfolio:

	For the Years Ended December 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$2,355	$1,178
Charged off loans
Commercial	1,133	1,129
Commercial real estate	—	254
Residential real estate held for investment	—	59
Other	12	98

Total charge-offs	1,145	1,540

Recoveries of previously charged off loans
Commercial	—	—
Commercial real estate	—	—
Residential real estate held for investment	—	—
Real estate—construction	—	—
Other	1	—

Total recoveries	1	—

Net charge-offs	(1,144)	(1,540)

Total Provision	1,203	2,717

Balance, end of period	$2,414	$2,355

Note 5. LOANS HELD FOR SALE

        As of December 31, 2012, the Company had $96.0 million in loans held for sale. Of these loans, $90.9 million were originated by the Company and $5.1 million were purchased from other financial institutions.

        Loans originated by the Company which are held for sale and reported at fair value are typically sold within 30 days. The Company has elected to record its loans held for sale at fair value for all loans originated by the Company and held for sale as well as all loans which were both purchased and hedged. A fair value gain of $2.8 million was recorded at December 31, 2012 on $96.0 million in loans held for sale at fair value. The Company had no loans held for sale at fair value in 2011.

        Consistent with industry practice, the Company has established a contingent liability account for fraud, early payoffs and early payment defaults that may arise from mortgage loans sold to investors. At December 31, 2012, this contingency reserve totaled $366 thousand. Since the Company's inception, it has incurred no losses due to early payoffs, early payment defaults, or fraud related to loans sold to investors.

        There were no delinquent loans held for sale at December 31, 2012.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 6. MORTGAGE SERVICING RIGHTS

        Mortgage servicing rights are fair valued on a recurring basis using significant unobservable inputs (level 3) as further described in Note 23. Prior to the Merger, the Company's operations did not include MSRs. The following table summarizes the Company's MSR activity:

Year ending December 31 2012
(in thousands)
Balance at the beginning of the period	$—
Additions resulting from:
Acquired in Merger	1,877
Loans sold with servicing retained	4,370
Changes in fair value due to:
Time and payoffs	(867)
Changes in assumptions	(257)

Balance at the end of the period	$5,123

Unpaid principal balance of loans serviced
for others at December 31, 2012	$522,948

        The following table provides the key MSR valuation assumptions as of December 31, 2012:

December 31, 2012
Discount rate	10.50%
Total prepayment speeds	11.90%
Expected weighted average life (years)	6.42
Weighted average servicing fee	0.27%

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

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 6. MORTGAGE SERVICING RIGHTS (Continued)

MSR SENSITIVITY ANALYSIS

	December 31, 2012
	(dollars in thousands)
	Change In Prepayment Speed Due to a 0.5% Change in Interest Rates		Change in Discount Rate
Sensitivity test criteria	-0.50%	+0.50%	-1.00%	1.00%

Resulting values	$4,587	$5,649	$5,321	$4,938
Increase/(decrease) in value from book value at December 31, 2012
Amount	$(536)	$526	$198	$(184)
Percent	-10.5%	10.3%	3.9%	-3.6%

        Under the Bank's supplemental servicing agreement, the Bank is entitled to all of the contractually specified servicing fees, ancillary fees and also certain incentive fees, if certain performance conditions are met, and does not share these servicing fees with the investor. Total servicing and ancillary fees from the Bank's servicing portfolio of residential mortgages totaled $438 thousand for the year ended December 31, 2012.

Note 7. PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following for the periods indicated:

	December 31,
	2012	2011
	(in thousands)
Land	$3,311	$1,511
Building and improvements	2,701	1,771
Leasehold improvements	2,526	933
Furniture, fixtures and equipment	3,300	2,125

	11,838	6,340
Less: accumulated depreciation and amortization	(2,799)	(2,139)

	$9,039	$4,201

        Total depreciation and amortization expense for the year ended December 31, 2012 and 2011, was $768 thousand and $472 thousand, respectively.

        In 2011, the Company expanded the size of its main office and corporate headquarters located at 2141 Rosecrans Avenue, Suite 1100, in the city of El Segundo, California. As a result the Company extended its original lease agreement, which commenced on July 1, 2007 for an additional seven year term, with one option to renew for seven years; as of December 31, 2012 the remaining term on this lease is 65 months.

        As a result of the Merger, the Company acquired branch facilities in Glendale, Pasadena, East Pasadena and Montebello. As of December 31, 2012 the Glendale and Pasadena offices have remaining

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7. PREMISES AND EQUIPMENT (Continued)

terms of six months and sixteen months, respectively. The Bank has notified its customers and regulators of its intention to consolidate its East Pasadena office into the Pasadena branch during the first quarter of 2013; the Bank has already sublet the upper floors at the East Pasadena location and is in the process of securing a sublease of the branch space. The land and building are owned by the Bank for its office in Montebello.

        The Company entered into a lease on November 1, 2011 in the Woodland Hills area of Los Angeles, the entire space has been sublet to MCM and its subsidiaries. As of December 31, 2012 the remaining term on the lease is 73 months. This property also houses the Woodland Hills satellite office of the Bank's mortgage division, which the Bank has entered into a separate agreement to sublet the space it occupies from MCM on a month-to-month basis.

        Prior to 2012 the Company also had leases for its mortgage division's satellite offices in San Diego and West Los Angeles, California; as of December 31, 2012 the remaining lease terms are 13 and 17 months, respectively. In January 2012, the Company entered into a lease for a satellite mortgage origination office in Hermosa Beach; the term of this lease ends in December 2013. In March 2012 the Company entered in to a lease for its mortgage office in Huntington Beach, which as of December 31, 2012 has a remaining term of 26 months. In April 2012 the Company entered into a lease for its mortgage office in Newport Beach, which as of December 31, 2012 has a remaining term of 51 months. In November 2012, the Company entered into a lease for a satellite mortgage origination office in Santa Barbara; the term of this lease ends in 2017.

        In June 2011, the Company entered into a lease on behalf of MCM for its operations in New York, New York. This space has been sublet to MCM in its entirety. The lease expires in May 2016.

        The following is a schedule of the minimum lease payments associated with these leases before considering renewal options, sub-lease payments associated with those leases, and the Company's net lease obligation:

Year	Minimum Lease Payments	Sub-lease Payments	Net Lease Obligation
	(in thousands)
2013	$1,978	$485	$1,493
2014	1,628	513	1,115
2015	1,498	528	970
2016	1,298	363	935
2017	972	232	740
2018	502	239	263

Totals	$7,876	$2,360	$5,516

        Total facilities rent expense included in occupancy and equipment cost for the year ended December 31, 2012 and 2011 was $1.2 million and $557 thousand, respectively.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 8. INVESTMENT IN LIMITED PARTNERSHIP FUND

        MIMS-1, L.P. ("MIMS-1") was organized as a Delaware limited partnership on July 30, 2010 for the primary purpose of investing, reinvesting, and trading in private label and agency mortgage-backed and asset-backed securities. It commenced operations on August 20, 2010. The investment objective of MIMS-1 is to seek a high total return consisting of both current income and capital gains. The general partner of MIMS-1 is Manhattan Investment Management Services, Inc. ("MIMS"), an indirect wholly-owned subsidiary of MCM, a related party. The Bank became a limited partner of MIMS-1 on April 25, 2011 with an initial investment of $2.5 million. During 2012, the Bank made additional investments totaling $3.5 million in MIMS-1. The initial term of the Bank's investment, which ended August 31, 2011, was renewed for a one-year term and is renewable for up to two additional one-year terms if agreed to by the general partner and a majority of the limited partners. The Bank owned 18.2% of the MIMS-1 as of December 31, 2012. The Bank earned $399 thousand from its participation in this fund during 2012 and MIMS earned $902 thousand for its role as general partner of the fund.

Note 9. TIME DEPOSITS

        The following table reflects the remaining scheduled maturities of the Company's time deposits by maturity date as of December 31, 2012:

(in thousands)
Three months or less	$54,874
Over three and through twelve months	27,975
Over twelve months	14,030

Total	$96,879

        The following table reflects the remaining scheduled maturities of the Company's time deposits by calendar year and source as of December 31, 2012:

Time Deposit Maturities by Funding Source As Of December 31, 2012
	Organic(a)	Listed(b)	Broker(c)	CDARS(d)	Total
	(in thousands)
2013	$41,308	$3,400	$8,401	$29,661	$82,770
2014	4,808	1,998	—	—	6,806
2015	1,467	491	—	—	1,958
2016	260	4,482	—	—	4,742
2017	203	400	—	—	603

Total	$48,046	$10,771	$8,401	$29,661	$96,879

(a)
Organic deposits are deposits held by the Company's commercial and retail banking customers.

(b)
Listed deposits are deposits held by other financial institutions.

(c)
Broker deposits are certificates of deposit purchased from a broker acting as an agent for depositors.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 9. TIME DEPOSITS (Continued)

(d)
CDARS are deposits sourced through Certificate of Deposit Account Registry Service.

Note 10. BORROWING ARRANGEMENTS

Overnight borrowings

        The Company has established borrowing lines totaling $17 million on an unsecured basis from its correspondent banks. As of December 31, 2012 and 2011, no amounts were outstanding under this arrangement.

Federal Home Loan Bank Borrowings

        Since 2008, the Company has maintained a borrowing arrangement with the FHLB. The maximum amount the Company may borrow under this arrangement is limited to the lesser of a percentage of eligible collateral or 15% of the Company's total assets. At December 31, 2012 the remaining available financing from the Company's FHLB borrowing facility was $31.7 million. The Company's FHLB borrowing facility is collateralized by loans with unpaid principal balances of $194.7 million which have a market value of $192.6 million (as determined by the FHLB) and securities with a market value of $5.8 million. At December 31, 2012, outstanding advances on FHLB borrowings were $4.5 million.

	Interest
Amount	Rate	Type	Maturity Date
(in thousands)
$4,500	4.38%	Fixed	6/27/2013

$4,500

        FHLB short-term advances as of December 31, 2012 were $15.0 million. There were no outstanding borrowings at December 31, 2011.

	End of Period			Average
			Maximum Month- end Outstanding Balance during the Period
	Balance Outstanding	Rate		Balance Outstanding	Rate
	(dollars in thousands)
2012
Short term FHLB advances and other borrowings	$15,000	0.28%	$40,000	$6,398	0.26%

Note 11. EMPLOYEE BENEFITS PLANS

        The Company has a 401(k) Profit Sharing Plan for all employees and permits voluntary contributions of their compensation on a pre-tax basis. The Company made a contribution for both 2012 and 2011 matching 100% of the employee's contribution up to the first 3% of the employee's total compensation and matching 50% of the employee's contribution up to the next 2% of the employee's total compensation. The Company's expense relating to the contributions made to the 401(k) was approximately $206 thousand and $38 thousand for the years ended December 31, 2012 and 2011, respectively. Participants are 100% vested in their own voluntary contributions. The Company's matching contributions were made using "Safe Harbor" guidelines. "Safe Harbor" contributions are immediately vested.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. EMPLOYEE BENEFITS PLANS (Continued)

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

Note 12. SHARE-BASED COMPENSATION

        At December 31, 2012, the Company had share-based compensation awards outstanding under four stock based compensation plans, which are described below.

The "2007 Stock Option Plan"

        The 2007 Plan authorized the granting of both "nonqualified" and "incentive" stock options to the employees of the Bancorp and its subsidiaries and "nonqualified" stock options to the Bancorp's directors. The 2007 Plan provided for options to purchase 732,789 shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. The 2007 Plan provided for accelerated vesting if there was a change of control, as defined by the 2007 Plan. No further grants may be made under the 2007 Plan. As of December 31, 2012, 177,314 shares remained outstanding under the 2007 Plan and no options have ever been exercised.

The "2009 Stock Option Plan"

        The 2009 Plan authorized the granting of both "nonqualified" and "incentive" stock options to the employees and "nonqualified" stock options to the directors of California General Bank, N.A., the predecessor to Professional Business Bank. The 2009 Plan provided for options to purchase 732,789 shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. The 2009 Plan provided for accelerated vesting if there was a change of control, as defined by the 2009 Plan. No further grants may be made under the 2009 Plan. The Company assumed the 2009 Plan in conjunction with the Merger. At the date of the Merger, there were 194,587 shares outstanding and no options had been exercised. As of December 31, 2012, 185,591 shares remained outstanding under the 2009 Plan and no options have ever been exercised.

The "2010 Equity Incentive Plan"

        The 2010 Plan provides for the issuance of both "incentive" and "nonqualified" stock options to officers and employees, and of "nonqualified" stock options to non-employee directors, of the Bancorp and its subsidiaries. The 2010 Plan also provides for the issuance of restricted stock awards and other types of equity-based compensation awards to the same classes of eligible participants, which awards may be granted on such terms and conditions as are established by the Board of Directors in its discretion, or by a committee designated by the Board. As of December 31, 2012, 122,582 stock options and 3,333 restricted stock awards were issued and outstanding under the 2010 Plan.

The "2011 Equity Incentive Plan"

        The 2011 Plan provides for the issuance of both "incentive" and "nonqualified" stock options to officers and employees, and of "nonqualified" stock options to non-employee directors, of Professional

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 12. SHARE-BASED COMPENSATION (Continued)

Business Bank. The 2011 Plan also provides for the issuance of restricted stock awards and other types of equity-based compensation awards to the same classes of eligible participants, which awards may be granted on such terms and conditions as are established by the Board of Directors in its discretion, or by a committee designated by the Board. Only restricted stock was issued under the 2011 Plan. No further grants may be made under the 2011 Plan. At the date of the Merger and at December 31, 2012, there were 28,800 unvested restricted shares outstanding under the 2011 Plan.

        During the year ended December 31, 2012, the Company recorded $139 thousand of share-based compensation expense, which included $41 thousand in expense related to stock options and $98 thousand in expense related to restricted stock awards. During the year ended December 31, 2011, the Company recorded $98 thousand of share-based compensation expense. No restricted stock awards were issued prior to 2011. At December 31, 2012, unrecorded compensation expense related to non-vested stock option grants and restricted stock awards totaled $112 thousand and is expected to be recognized as follows:

Years Ended December 31,	Share-Based Compensation (in thousands)
2013	$92
2014	20

Total	$112

        The following table summarizes the stock option activity under both plans for the years ended December 31, 2012:

	Year Ended December 31, 2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at beginning of period	108,159	$10.00
MNHN options in connection with business combination	299,896	7.95
Conversion of PBB options to MNHN equivalents	86,428	0
Exercised	—
Forfeited or expired	(8,996)	5.56

Outstanding at end of period	485,487	7.04	5.87

Options exercisable	417,960	7.18	5.53

Vested and expected to vest	485,487	7.04	5.87

        There were not any new options granted in 2012, all activity was related to the Merger. There were not any new option grants in 2011.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 12. SHARE-BASED COMPENSATION (Continued)

        Company uses the Black-Scholes option valuation model to determine the fair value of options when they are granted. The following summarizes how our key assumptions were derived:

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

        Expected volatility—Since the Bancorp's stock has limited history and trading activity, the expected volatility is based on the historical volatility for comparable banks for a period equivalent to the expected life of the options.

        Dividend yield—The dividend yield should be based on historical experience and expected future changes on dividend payouts. The Bancorp has not declared or paid dividends in the past and we have no plans to declare or pay dividends on our common stock for the next several years.

Note 13. STOCKHOLDERS' EQUITY

        The Bancorp has 30 million authorized shares of common stock and 10 million authorized shares of preferred stock.

Note 14. INCOME TAXES

        For the year ended December 31, 2012, the Company recorded income tax expense of $20 thousand which consists of $12 thousand in state franchise minimum tax payments and the remainder in LLC fees paid to the state of California. In 2011, the Company recorded income tax expense of $202 thousand which consisted of $43 thousand in Federal tax expense and $159 thousand of franchise tax expenses. The Company had no other income tax expense or benefit for the years ended December 31, 2012 or 2011. The Company does not have Federal or California taxes as a result of current net operating losses, with net deferred tax assets remaining unrecognized, because their realization is dependent on future taxable income. The Company has established a 100% valuation allowance against its deferred tax assets, given the Company's historic profitability. While the Company achieved profitability following the Merger and for the year ended December 31, 2012, and considering the cumulative loss position, it has not exhibited consistent sustained profitability that would demonstrate the Company's ability to utilize any of the historic

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 14. INCOME TAXES (Continued)

net operating losses. The following table details the tax expense for the years ended December 31, 2012 and December 31, 2011.

	Year Ended December 31,
	2012	2011
	(in thousands)
Current provision:
Federal	$10	$43
State	10	159

Total current position	20	202
Deferred provision (benefit):
Federal	769	121
State	206	211
Valuation allowance	(975)	(332)

Total deferred position	—	—

Total current and deferred position	$20	$202

        Deferred taxes are a result of differences between income tax accounting and GAAP with respect to income and expense recognition. At December 31, 2012, the Company had a federal net operating loss carry forward of approximately $21.3 million that will begin expiring in 2027 and a state net operating loss carry forward of approximately $25.4 million that will begin expiring in 2017. The following table shows when the Company's operating loss carry forwards will expire.

Tax Year	Federal NOLs(a)	Expiration Year	Tax Year	State NOLs(a)	Expiration Year
(Dollars in Thousands)
2007	$1,787	2027	2007	$1,711	2017
2008	3,399	2028	2008	3,226	2028
2009	4,914	2029	2009	6,538	2029
2010	4,669	2030	2010	4,733	2030
2011	2,548	2031	2011	4,766	2030
2012	4,010	2032	2012	4,468	2031

Total	$21,327		Total	$25,442

(a)
Net operating loss carry forward.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 14. INCOME TAXES (Continued)

        The following table reflects the reconciliation of the Company's statutory rate to its effective tax rate.

	Years Ended December 31,
	2012	2011
Statutory Rate	34.0%	(34.0)%
Increase (decrease) in taxes resulting from:
Valuation allowance for deferred tax asset	(128.7)%	(897.3)%
California state tax benefit, net of federal benefit	16.8%	(81.1)%
Permanent differences	71.1%	259.5%
Other	9.4%	139.0%

Effective tax rate	2.6%	(613.9)%

        The Bank is subject to federal income tax and franchise tax of the state of California. Federal income tax returns for the years ended December 31, 2009 through 2012 are open to audit by the federal tax authorities, and the Company's state tax returns for the years ended December 31, 2008 through 2012 are open to audit by the California state tax authorities.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 14. INCOME TAXES (Continued)

        The following is a summary of the components of the net deferred tax asset account at December 31:

	2012	2011
	(in thousands)
Deferred Tax Assets:
Federal and state loss carry forwards	$8,984	$1,244
Capital losses	493	$—
Credit losses	2,039	868
Accrued expenses	468	—
Interest on non-accrual loans	129	—
Share-based compensaton	265	168
Organizational & start-up costs	655	417
Unfavorable leases	44	—
Credit carry forward	32	—
Deposit premium	68	167
Liabilities	37	—
Other	63	1,169

	13,277	4,033
Valuation Allowance	(11,155)	(2,074)

Total deferred tax assets	2,122	1,959
Deferred Tax Liabilities:
Deferred loan costs	(75)	—
Premises and equipment	(755)	(1,153)
Core deposit intangible	(1,050)	(767)
Favorable leases	(165)	—
Other	(77)	(39)

Total deferred tax liabilities	(2,122)	(1,959)

Net deferred tax assets	$—	$—

Note 15. COMMITMENTS AND CONTINGENCIES

Financial Instruments With Off-Balance-Sheet Risk

        We enter into or may issue financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. In both 2012 and 2011, these instruments primarily consisted of undisbursed loan commitments and forward buy/sell contracts, as discussed in more detail below. Commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 15. COMMITMENTS AND CONTINGENCIES (Continued)

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

	Years Ended December 31,
	2012	2011
	(in thousands)
Commitments to extend credit	$63,391	$22,799
Standby letters of credit	705	694

Total commitments	$64,096	$23,493

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a customer of the Company to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future loans or cash requirements. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management's credit evaluation of the customer. A reserve for commitments to extend credit has been established and totals $177 thousand and $391 thousand as of December 31, 2012 and 2011, respectively.

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

Mortgage Bank Instruments with Off-Balance-Sheet Risk

        See Note 20 for information regarding the off-balance sheet risk related to the activities of the Company's mortgage division.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 16. REGULATORY CAPITAL

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

        Quantitative measures established by regulation to ensure capital adequacy require both the Company and the Bank to maintain the following minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2012, the Company and the Bank exceeded all applicable capital adequacy requirements.

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

        The following table sets forth the Company's and the Bank's regulatory capital ratios as of December 31, 2012 and 2011:

	December 31, 2012
	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total Capital (risk-weighted assets)	$49,078	13.24%	$29,645	8.00%	$37,056	10.00%
Tier 1 Capital (risk-weighted assets)	$46,120	12.45%	$14,822	4.00%	$22,234	6.00%
Tier 1 Leverage Capital (average assets)	$46,120	10.39%	$17,756	4.00%	$22,195	5.00%
Bank
Total Capital (risk-weighted assets)	$48,118	13.01%	$29,598	8.00%	$36,998	10.00%
Tier 1 Capital (risk-weighted assets)	$45,160	12.21%	$14,799	4.00%	$22,199	6.00%
Tier 1 Leverage Capital (average assets)	$45,160	10.18%	$17,750	4.00%	$22,188	5.00%

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 16. REGULATORY CAPITAL (Continued)

	December 31, 2011
	Actual		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total Capital (risk-weighted assets)	$35,126	19.21%	$14,637	8.00%	$18,297	10.00%
Tier 1 Capital (risk-weighted assets)	$32,833	17.95%	$7,319	4.00%	$10,978	6.00%
Tier 1 Leverage Capital (average assets)	$32,833	13.45%	$9,753	4.00%	$12,192	5.00%
Bank
Total Capital (risk-weighted assets)	$34,742	19.22%	$14,482	8.00%	$18,103	10.00%
Tier 1 Capital (risk-weighted assets)	$32,476	17.96%	$7,241	4.00%	$10,862	6.00%
Tier 1 Leverage Capital (average assets)	$32,476	13.34%	$9,740	4.00%	$12,172	5.00%

Note 17. RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Bank may grant loans to certain officers and directors and the companies with which they are associated. Management believes all loans and loan commitments to such parties have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transaction with other persons. There were no such loans outstanding at December 31, 2012 or 2011.

        Deposits from related parties at December 31, 2012 and 2011 totaled $6.3 million and $2.4 million, respectively.

        During 2012, the Company completed the Merger, the Purchase Agreement and paid off borrowing under a Credit Agreement, all of which were deemed to be related party transactions and are described in more detail in Note 1 and Note 22.

        The spinoff transaction of MCM that occurred on November 9, 2012, with an effective date of October 31, 2012, was with the Carpenter Funds, an affiliated party. Thus MCM continues to be an affiliated party by virtue of the common ownership of the Company and MCM by the Carpenter Funds. The Mortgage Division continues to utilize advisory services of MCM in the conduct of its business. Since the effective date of the spinoff, the Company has paid $381 thousand to MCM in consideration for its services.

        On September 14, 2012, the Company and the Bank appointed Curt A. Christianssen as interim Chief Financial Officer. The Company and the Bank entered into a Reimbursement Agreement with CCFW, Inc. d/b/a Carpenter & Company ("CCFW"), pursuant to which Mr. Christianssen would serve as interim Chief Financial Officer of the Company and the Bank. Under the Reimbursement Agreement, the Company has agreed to pay CCFW on account of Mr. Christianssen's services a monthly fee of $38,333 plus any costs incurred by CCFW to provide benefits to Mr. Christianssen, and will reimburse CCFW for Mr. Christianssen's reasonable expenses incurred in connection with his services to the Company and the Bank. The Reimbursement Agreement is terminable by either party upon 30 days' notice. During 2012 the Company incurred expenses totaling $169 thousand in conjunction with the CCFW Reimbursement Agreement.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 18. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

        The condensed parent company financial statements of Manhattan Bancorp at and for the years ended December 31, 2012 and December 31, 2011 follow:

Manhattan Bancorp
Balance Sheets
(in thousands)

	December 31, 2012	December 31, 2011
Assets
Cash	$600	$160
Investment in Subsidiaries	56,167	32,166
Receivable from affiliate	59	—
Prepaid expenses & other assets	542	255

Total assets	57,368	32,581

Liabilities and Stockholders' Equity
Payable to affiliate	19
Accrued expenses and other payables	221	84

Total liabilities	240	84
Stockholders' equity	57,128	32,497

Total liabilities and stockholders' equity	$57,368	$32,581

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 18. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

Manhattan Bancorp
Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2012	2011
Interest income
Interest and fees on loans	$170	$—
Interest on time deposits-other financial institutions	—	12

Total interest income	170	12
Interest expense
FHLB advances and other borrowed funds	171	—

Total interest expense	171	—

Net interest income	(1)	12
Provision for allowance for loan losses	—	—

Net interest income after provision for loan losses	(1)	12

Non-interest income
Equity in earnings (loss) of subsidiaries	888	(87)
Rental income	144	—

Total non-interest income	1,032	(87)
Non-interest expenses
Other non-interest expenses	292	163

Total non-interest expenses	292	163

Income (loss) before income taxes	739	(238)
Provision for income taxes	—	—

Net income (loss)	$739	$(238)

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 18. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

Manhattan Bancorp
Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$739	$(238)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(888)	87
Net change in other liabilities	269	84
Net change in other assets	(125)	(255)
Other, net	(327)	—

Net cash used in operating activities	(332)	(322)

Cash flows from investing activities
Cash provided by business combination	572	—
Cash provided by spinoff of business to affiliated party	200	—

Net cash provided by investing activities	772	—

Cash flows from financing activities
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	$440	$(322)

Cash at beginning of period	$160	$482
Cash at end of period	$600	$160
Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in subsidiary spinoff	$717	$—

Note 19. SEGMENT INFORMATION

        The Company segregates its operations into four primary segments: mortgage division operations ("Mortgage Division"), commercial banking division operations ("Commercial Division"), non-banking financial operations ("MCM"), and other operations ("other"), which include the Bancorp, MBSF, and eliminations between the Company's bank and non-bank segments.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 19. SEGMENT INFORMATION (Continued)

        Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using operating income rather than allocation of assets. There were no significant non-cash included in operating statements of the segments. Transactions among segments are made at fair value. Information reported internally for performance assessment follows:

	For the Years Ended December 31,
	2012	2011
	(in thousands)
Net interest income, after loan loss provision:
Commercial Division	$13,270	$12,392
Mortgage Division	1,207	—

Total Bank	14,477	12,392
MCM	(83)	—
Other	—	—

Total net interest income, after loan loss provision	$14,394	$12,392

Non-interest income:
Commercial Division	$3,161	$2,333
Mortgage Division	15,923	—

Total Bank	19,084	2,333
MCM	5,878	—
Other	(598)	—

Total non-interest income	$24,364	$2,333

Total revenue:
Commercial Division	$18,355	$18,243
Mortgage Division	17,482	—
Intra-company eliminations	(352)	—

Total Bank	35,485	18,243
MCM	5,970	—
Other	(597)	—

Total revenue	$40,858	$18,243

Segment profit (loss):
Commercial Division	$(1,597)	$(239)
Mortgage Division	2,661	—

Total Bank	1,064	(239)
MCM	(175)	—
Other	(150)	—

Total segment profit (loss)	$739	$(239)

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 19. SEGMENT INFORMATION (Continued)

	For the Years Ended December 31,		Variance
Compensation Expense by Operating Segment	2012	2011	Amount	Percent
	(dollars in thousands)
Commercial Division	$9,472	$6,772	$2,700	40%
Mortgage Division	10,947	—	10,947	100%

Total Bank	20,419	6,772	13,647	202%
MCM	4,508	—	4,508	100%
Other	78	—	78	100%

Total compensation expense	$25,005	$6,772	$18,233	269%

	December 31,		Increase
Number of Employees by Operating Segment	2012	2011	Number	Percent
	(unaudited)
Commercial Division	78	50	28	56.0%
Mortgage Division	110	—	110	100.0%

Total employees	188	50	138	276.0%

Note 20. DERIVATIVES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

        Our mortgage division originates loans almost entirely for sale to external investors. Cash gains on loan sales of totaled $16.0 million in 2012, representing 75% of our mortgage division's non-interest income. Fair value adjustments and derivative income comprised $481 thousand or 3% of our mortgage division's non-interest income in 2012. A fair value loss of $7 thousand was recorded related to loans held for sale at fair value.

        In order to mitigate interest rate risk, the Bank typically locks interest rates on loans held for sale at fair value prior to funding while simultaneously locking a price to sell the loans to investors. According to relevant accounting guidance, rate lock commitments with borrowers are derivatives and must be recorded at fair value. The Bank recorded a $789 thousand decrease in the fair value of its rate lock commitments reflecting a gain position of $1.1 million on a notional amount of $96.7 million in rate lock commitments as of December 31, 2012 from a gain position of $1.9 million on a notional amount of $105.7 million in rate lock commitments at the date of the Merger. The loss related to the decrease in fair value of rate lock commitments is included in the Company's mortgage banking income under non interest income in the consolidated statements of operations. The fair value of the rate lock commitments are included in the Company's other assets in the consolidated statements of condition.

        All mandatory obligations to sell or purchase loans at a specific price in the future are considered to be derivatives and must be recorded at value. The Bank recorded an increase in the fair value of its forward commitments of $1.4 million, reflecting a net gain position of $19 thousand on a notional amount of $161.5 million in forward commitments as of December 31, 2012 from a loss position of $1.4 million on a notional amount of $128.7 million in forward commitments at the date of the Merger. The gain related to the increase in fair value of forward commitments is included in the Company's mortgage banking income under non interest income in the consolidated statements of operations. The fair value of the forward

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 20. DERIVATIVES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

commitments that were in a gain position are included in the Company's other assets in the consolidated balance sheets and totaled $254 thousand at December 31, 2012 and the fair value of the forward commitments that are in a loss position are included in the Company's other liabilities in the consolidated balance sheet and totaled $235 thousand at December 31, 2012.

        The following table provides the notional balances and fair value of outstanding positions as of December 31, 2012 and the recorded gains (losses) during 2012.

	At and for the Year Ended December 31, 2012
	Expiration Dates	Outstanding Notional Amount	Fair Value	Recorded Gains (Losses)
	(in thousands)
Interest rate lock commitments	2013	$96,660	$1,147	$(789)
Loan sale commitments	2013	$161,539	$19	$1,432

Note 21: GOODWILL AND CORE DEPOSIT INTANGIBLES

        As of December 31, 2012 the Company had recorded goodwill of $7.4 million and core deposit intangibles of $2.6 million. Prior to the Merger the Company did not have any recorded goodwill and had core deposit intangibles of $1.9 million at December 31, 2011. In 2012, the Company recorded $7.4 million of goodwill and $1.2 million of core deposit intangibles related to its acquisition of Professional Business Bank. The Company has allocated goodwill of $5.5 million and $1.9 million to the Commercial Division and Mortgage Division operating segments, respectively. Refer to Note 21, Business Combinations, for further discussion of the Merger.

        During 2012 and 2011, the Company amortized $445 thousand and $473 thousand, respectively, of its core deposit intangible. Core intangibles were amortized over their estimated lives on a straight-line basis. At December 31, 2012, the estimated aggregate amortization of intangibles for the years 2013 through 2017 is $540 thousand per year.

Note 22: BUSINESS COMBINATIONS

Merger with Professional Business Bank

        On May 31, 2012, the Bancorp completed its acquisition of PBB through a merger of PBB with and into the Bank, with the Bank as the surviving institution. The Merger provided an expanded geographic footprint for the Company and increased the size of the balance sheet wherein the combined companies can realize economies of scale and other operating efficiencies. Immediately prior to the Merger, PBB completed a transaction in which its holding company, CGB Holdings, was merged into PBB and accounted for using the historical balances as entities under common control. Prior to the Merger Bancorp had 3,997,631 shares of its common stock outstanding. In the Merger, the Bancorp issued an aggregate of 8,195,469 shares of its common stock to the shareholders of PBB, representing a ratio of 1.7991 shares of Bancorp common stock for each share of PBB common stock outstanding at the effective time of the

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 22: BUSINESS COMBINATIONS (Continued)

Merger. The Bancorp shares issued to the PBB shareholders in the Merger constituted approximately 67.2% of the Bancorp's outstanding common stock after giving effect to the Merger.

        U.S. GAAP requires that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the Merger was accounted for as a reverse acquisition whereby PBB was treated as the acquirer for accounting and financial reporting purposes. Therefore, the net assets and liabilities of PBB were carried forward in the Merger at the historical cost basis; whereas the assets, liabilities and non-controlling interest of the Company were reported at fair value. The fair value of the Company's common stock was valued by an independent appraiser, who applied several valuation techniques to arrive at their opinion of value, which resulted in a value of the consideration in the Merger of $19.8 million.

        To determine the fair values at the date of the Merger, the Company engaged third party valuation specialists to assist in the process of valuing the loan portfolio, time deposits, real estate property and the Bancorp's common stock. Mortgage servicing assets, derivative instruments, loans held for sale, debt and lease arrangements were valued through internal models, all of which utilize a methodology based on discounted cash flows. Personal property and equipment were valued at their depreciated balances, and the receivable from broker was valued at par as it represents the cash settlement of loans sold. Goodwill of $7.4 million was recorded, which is equal to the excess of the consideration transferred over the fair value of identifiable net assets acquired in connection with the Merger.

        Prior to the Merger the balance sheets, statements of operations, and statements of cash flow reflect only the operations of PBB. Following the Merger, the statements of operations reflect the operations of both PBB and the Company. The number of shares issued and outstanding, additional paid-in capital and all references to share quantities of the Company in these notes have been retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Merger, while PBB's historical equity is being carried forward. Acquisition costs incurred during 2012 totaled approximately $1.2 million attributable to the Merger and have been included in professional fees in the statements of operations in 2012. Additionally, the Company incurred severance costs related to the Merger that totaled $1.4 million during 2012.

        The following table is a condensed balance sheet showing the preliminary fair values of the assets acquired and the liabilities assumed as of May 31, 2012, the date of the Merger; the fair values are

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 22: BUSINESS COMBINATIONS (Continued)

preliminary as they are subject adjustment based upon the receipt of final appraisals and valuation reports for the value of consideration and core deposit intangibles (dollars in thousands):

Assets:
Total cash and cash equivalents	$21,550
Investment securities available for sale	8,239
Loans held for sale	76,390
Loans held for investment	99,971
Premises and equipment	5,534
Investment in limited partnership	2,756
Core deposit intangible	1,156
Receivable from broker	6,729
Mortgage servicing rights	1,877
Mortgage banking derivatives	1,985
Other assets	6,956
Goodwill	7,396

Total assets	$240,539

Liabilities:
Deposits	$199,633
Borrowings	16,034
Other liabilities	5,049

Total liabilities	$220,716

Total consideration—common stock	$19,823

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

        The fair value of the non-controlling interest in MCM was determined to be zero at the Merger date, based on the Company's evaluation and conclusion thereon as to the fair value of the underlying assets and liabilities of MCM.

        Goodwill recorded in the Merger resulted from the expected synergies of the combined operations of the newly merged entities as well as intangibles that do not qualify for separate recognition such as the acquired workforce. There is no tax deductible goodwill in the transaction.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 22: BUSINESS COMBINATIONS (Continued)

        The following supplementary pro forma information is provided in accordance with ASC 805:

	Revenues (interest income)	Net income (loss)
	(unaudited, in thousands)
Acquired entity actual January 1, 2012 through May 31, 2012	$3,419	$(2,992)
Supplemental pro forma combined for:
January 1, 2012 to December 31, 2012	$19,913	$(1,119)
January 1, 2011 to December 31, 2011	$21,989	$(7,163)

        The pro forma information for 2012 was adjusted to exclude approximately $1.2 million of acquisition costs incurred in 2012; no such costs were included in the 2011 pro forma information above.

Rights Offering

        In conjunction with the Merger, we agreed to conduct a rights offering to all shareholders of the Bancorp, excluding Carpenter Fund Manager GP, LLC and its affiliated investment funds (the "Carpenter Funds"), in an amount not to exceed $10 million. Beginning on December 20, 2012 we conducted an offering of up to 2,212,389 shares our common stock to the Company's shareholders. The holders of record of our common stock as of 5:00 p.m., Eastern Time, on November 28, 2012, referred to as the record date, received one nontransferable subscription right for every two shares of common stock owned on the record date. The Carpenter Funds did not receive any subscription rights and were not entitled to purchase shares of common stock in the offering. Each subscription right entitled each shareholder of record to a basic subscription right and an over-subscription privilege. Under the basic subscription right, the shareholder was entitled to purchase one share of our common stock at a subscription price of $4.52 per share. Under the over-subscription privilege, upon exercise of all of their basic subscription rights, the shareholder was entitled to subscribe, at the same subscription price, for an unlimited number of additional shares of common stock, provided that (i) no shareholder could own more than 4.9% of our common stock, and (ii) the aggregate subscription price of all shares of common stock purchased in the rights offering could not exceed $10 million.

        The offering expired at 5:00 p.m. Eastern Time, on January 25, 2013. As a result of the offering, we received basic subscriptions for a total of 152,411 shares of common stock representing gross proceeds of $689 thousand. None of our shareholders exercised their over-subscription rights.

Note 23. FAIR VALUE MEASUREMENTS

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

December 31, 2012

Note 23. FAIR VALUE MEASUREMENTS (Continued)

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

        The following table summarizes the Company's assets and liabilities which were measured at fair value on a recurring and non-recurring basis as of December 31, 2012 and 2011:

	December 31, 2012
Description of Asset/Liability	Balance	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Available-for-sale securities	$8,364	$—	$8,364	$—
Loans held for sale	96,014	—	—	96,014
Derivative asset for rate lock commitments	1,147	—	—	1,147
Derivative asset for forward sale commitments	255	—	—	255
Mortgage servicing rights	5,123	—	—	5,123
Derivative liability for forward sale commitments	235	—	—	235
Measured on a non-recurring basis:
Impaired loans—collateral dependent	549	—	—	549
Impaired loans—cash flow dependent	1,278	—	—	1,278
Other real estate owned	3,581	—	—	3,581

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 23. FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2011
Description of Asset/Liability	Balance	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Available-for-sale securities	$9,460	$1,518	$7,456	$486
Measured on a non-recurring basis:
Impaired loans—collateral dependent	524	—	—	524
Impaired loans—cash flow dependent	1,924	—	—	1,924
Other real estate owned	3,581	—	—	3,581

        The following table provides a roll-forward of items reported at fair value on a recurring basis which are classified as Level 3 inputs.

	For the Year Ended December 31, 2012
	Mortgage loans held for sale	Mortgage servicing rights	Interest rate lock commitments, net	Forward delivery commitments, net
	(in thousands)
Balance, beginning of period	$—	$—	$—	$—
Balance acquired in Merger	76,390	1,877	1,944	42
Realized and unrealized gains (losses)	358	(1,124)	(789)	1,432
Purchases	653,075	—	—	—
Issuances	—	4,370	—	—
Settlements	(633,294)	—	(8)	(1,219)
Moved to portfolio	(515)			—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Balance, end of period	$96,014	$5,123	$1,147	$255

        The following is a summary description of the valuation methodologies for assets and liabilities recorded at fair value:

  •
  Fair values for available-for-sale securities, including our private label MBS, are provided by a third-party broker/dealer, Vining Sparks, who obtains values through nationally recognized pricing services, primarily Interactive Data Corporation ("IDC"). IDC utilizes real time market price discovery along with actual security performance including cash flow structure to determine market values. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the relationship of securities to other benchmark quoted securities (Level 2 inputs). Based on the December 31, 2012 valuation analysis, we believe the Company will receive all principal and interest due to each security.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 23. FAIR VALUE MEASUREMENTS (Continued)

  •
  The Bank records its loans held for sale at fair value for all loans originated by the Bank as well as all loans which were both purchased and hedged. The fair value of loans originated by the Bank which are held for sale to private investors is based on the price of a forward sale contract for delivery of similar loans within 15 days of period end. The fair value of loans originated by the Bank which are held for sale to government-sponsored entities is based on the delivery price for the loans into mortgaged backed to-be-announced securities ("TBAs") plus the estimated value of the associated MSR, the value of which is derived in a manner consistent with the MSR methodology described below. The fair value of purchased loans that are both held for sale and hedged is derived by adjusting each loan's purchase price for the estimated change in value arising from changes in interest rates subsequent to each loan's purchase date. The carrying values of loans held for sale and reported at the lower of cost or fair value approximate their fair values, primarily due to the variable nature of their interest rates and/or the short amount of time these loans typically remain on the Bank's balance sheet (i.e., less than 30 days).

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

December 31, 2012

Note 23. FAIR VALUE MEASUREMENTS (Continued)

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

        The following are summary descriptions of the valuation methodologies used for estimating fair value for financial instruments not recorded at fair value:

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

  •
  The fair values of FHLB fixed-rate term borrowings are estimated by discounting their expected future cash flows by current rates charged for borrowings with similar remaining maturities. The carrying amounts for overnight FHLB borrowings approximate their fair values due to their one-day maturity. The fair value of the Bank's mortgage note was estimated by discounting its expected future cash flows using an estimated current rate for a similar loan. The carrying amount

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 23. FAIR VALUE MEASUREMENTS (Continued)

    for the Company's borrowings under the Credit Agreement is a reasonable estimate of their fair value and is considered to be Level 3 in the fair value hierarchy.

  •
  The carrying amounts for accrued interest payable are a reasonable estimate of fair value.

        The following disclosure of the carrying amounts and estimated fair values of the Company's financial instruments is based on available market information and appropriate valuation methodologies. Since considerable judgment is required to estimate fair values, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2012 or 2011. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

        The tables below present the carrying amounts and fair values of the Company's financial instruments as of December 31, 2012 and 2011:

	December 31, 2012
	Carrying Value	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$6,949	$6,949
Federal funds sold	33,221	33,221
Time deposits—other financial institutions	829	829
Investment securities—available for sale	8,364	8,364
Loans held for sale, at fair value	96,014	96,014
Loans held for investment, net	275,029	273,846
FHLB stock and Federal Reserve stock	4,526	4,526
Investment in Limited Partnership Fund	6,655	6,655
Derivative asset for rate lock commitments	1,147	1,147
Derivative asset for forward sale commitments	255	255
Mortgage servicing rights	5,123	5,123
Accrued interest receivable	754	754
Financial Liabilities:
Non-interest bearing demand deposits	$125,254	$125,254
Interest-bearing demand deposits, savings, money market accounts	161,198	161,198
Certificates of deposits	96,879	96,998
FHLB advances and borrowings	19,590	19,587
Derivative liability for forward sale commitments	235	235
Accrued interest payable	53	53

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 23. FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$6,779	$6,779
Federal funds sold	38,756	38,756
Time deposits—other financial institutions	3,952	3,952
Investment securities—available for sale	9,460	9,460
Loans held for investment, net	166,381	165,755
FHLB stock and Federal Reserve stock	1,986	1,986
Accrued interest receivable	675	675
Financial Liabilities:
Non-interest bearing demand deposits	$70,188	$70,188
Interest-bearing demand deposits, savings, money market accounts	73,158	73,158
Certificates of deposits	57,806	58,200
Accrued interest payable	61	61

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

        The fair value of commitments is based on an index plus a margin to a market rate of interest and are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at December 31, 2012 and 2011.

MANHATTAN BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 24. OTHER NON-INTEREST EXPENSE

        The following table lists the major components of the Company's other non-interest expense for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Business development	$805	$358
Loan origination and collection expenses	567	250
Bank charges	490	160
Insurance	384	138
Office supplies and postage	358	274
Business travel	263	117
Miscellaneous	442	301
Contingency reserves	(610)	346

Total other non-interest expense	$2,699	$1,944

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

        As of December 31, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2012 is effective.

Changes in Internal Control

        During the fourth quarter of 2012 the Company's Chief Financial Officer resigned and the Company hired an interim Chief Financial Officer. As a result of this management change, certain changes were made in the Company's process of valuing its MSRs. Specifically, the Company engaged a third party firm to evaluate the methodologies used in valuing the MSRs and this firm made recommendations to improve the valuation process. The Company adopted the recommendations made regarding the valuation of its MSRs and those were implemented and made effective as of June 30, 2012. The change in the value of the Company's MSRs as of June 30, 2012 was not material. There were no other changes in the Company's internal control over financial reporting in the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Our Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC guidance for non-accelerated filers.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors of the Company

        The following table identifies our directors and provides their ages and current positions with the Company as of December 31, 2012. The term of each of our directors will continue until our 2013 annual meeting of shareholders or until the director's successor has been elected and qualified or until the director's death, resignation or removal. Biographical information for each of our directors is provided below.

Name	Age	Position
J. Grant Couch(3)	64	Director, Chairman of the Board
Terry L. Robinson(2)(3)	65	Director, Chief Executive Officer
Chris W. Caras, Jr.	38	Director
Harry W. Chenoweth(2)	71	Director
John D. Flemming(2)	54	Director
Gary C. Wallace(1)(3)	58	Director
James B. Jones(1)(2)(3)	53	Director
Louis P. Smaldino(1)	70	Director
Stephen P. Yost	67	Director
Michael A. Zoeller(1)(2)(3)	71	Director

(1)
Audit & Risk Committee

(2)
Compensation, Corporate Governance & HR Committee

(3)
Asset/Liability Committee

J. Grant Couch, Jr.
Director since 2009
Chairman of the Board since 2010

        Mr. Couch, 64, is an experienced financial services professional. Prior to his retirement in 2008, Mr. Couch served as President and Chief Operating Officer of Countrywide Capital Markets, a subsidiary of Countrywide Financial Corporation and an institutional broker-dealer primarily specializing in trading and underwriting mortgage-backed securities. He began his career in 1971 with the New York-based commercial bank, Manufacturers Hanover Trust. In 1976, Mr. Couch began his fixed income career in New York investment banks, with his primary responsibilities focused on management and trading in mortgage backed securities. He has held positions in J. Henry Schroeder Banking Corp, Dean Witter Reynolds, Bear Stearns & Company, Wheat First Securities, Merrion Group LLC, and Sandler O'Neill. Mr. Couch holds a B.S. in Mechanical Engineering and an M.B.A. with an emphasis in Finance from Lehigh University.

        Skills, knowledge and values:    Over thirty-five years of experience in financial services, including ten years in commercial banking.

Terry L. Robinson
Director since 2010

        Mr. Robinson, 65, has served as Chief Executive Officer of Manhattan Bancorp since January 2011. Prior to joining Manhattan Bancorp, he served as Chief Executive Officer of Plaza Bank, an Irvine, California-based bank with approximately $360 million in assets, from June 2009 to December 2010. Before joining Plaza Bank, Mr. Robinson was President and Chief Executive Officer of The Vintage Bank and its parent company, North Bay Bancorp, based in Napa, California, where he was employed from 1988 until its sale in 2007. Under his leadership, Vintage grew from $26 million to $675 million in assets. Mr. Robinson holds a B.S. in Accounting from the University of Idaho, and an M.B.A. with an emphasis in Finance from the University of California at Berkeley. He has held Certified Public Accountant licenses for both Idaho and California.

        Skills, knowledge and values:    Mr. Robinson possesses particular knowledge and experience operating financial institutions, as well as strategic planning and finance, that strengthen the board of directors' collective qualifications, skills and experience.

Chris W. Caras, Jr.
Director since 2006

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

Harry W. Chenoweth
Director since 2007

        Mr. Chenoweth, 71, served as interim Chief Executive Officer of Manhattan Bancorp from February 2010 to March 2010 and from October 2010 to January 2011. He served as Executive Vice President and Manager of the Southern California Banking Group of Imperial Bank from 1996 to his retirement from banking in 2001, and in various capacities with Union Bank of California from 1969 to 1996. Mr. Chenoweth last served as President and Chief Operating Officer of Barrister Executive Suites, LLC, a property management company offering full-service executive office space for short and long-term leases, from 2001 to 2004. Mr. Chenoweth holds a B.S. from Wittenberg University and an M.B.A. from Bowling Green University.

        Skills, knowledge and values:    Thirty-five years of commercial banking experience in various executive positions; and four years as an officer in the United States Navy.

John D. Flemming
Director since 2009

        Mr. Flemming, 54, is President and Chief Operating Officer of Carpenter & Company and a Managing Member of the general partner for the Carpenter Community BancFunds. Mr. Flemming has been associated with Carpenter & Company for over 20 years, and today oversees all activities of the firm. He was appointed President of Carpenter & Company in 1991, and during his tenure has built, managed, and supervised the government asset management practice, the broker/dealer subsidiary, the investment banking function, and private equity activities. Since May 2012, Mr. Flemming has served as director of Pacific Mercantile Bancorp and Pacific Mercantile Bank. Mr. Flemming is a magna cum laude graduate of

Harvard College and holds General Securities Principal and Representative licenses. Mr. Flemming was appointed as a director of Manhattan Bancorp pursuant to the terms of the Stock Purchase Agreement, dated May 1, 2008, by and between Carpenter Fund Manager GP, LLC ("Fund Manager") and the Manhattan Bancorp, which agreement provides Fund Manager with the right to appoint one representative to the Board of Directors of Manhattan Bancorp for so long as the certain affiliates of Fund Manager own at least 10% of the issued and outstanding shares of Manhattan Bancorp.

        Skills, knowledge and values:    Strong analytical, structuring, communication and managerial skills, as well as a strong strategic understanding of the banking industry and contact with senior management of hundreds of banking companies and federal regulators.

James B. Jones
Director since 2012

        Mr. Jones, 53, is an Executive Vice President of Carpenter & Company, an Irvine based investment banking and consulting firm, which has served the community banking industry for over 35 years. Mr. Jones is also a Managing Member and founding partner of Fund Manager. Mr. Jones joined Carpenter & Company in 1992. Since 1997 he has had direct day-to-day management of the firm's de novo banking practice, acting as the firm's senior liaison to bankers, regulators, and other professionals in the process of creating new community banks. Mr. Jones also serves as a director of Plaza Bank, Irvine, California. Mr. Jones is a graduate of the University of Southern California's School of Business Administration, is a licensed California Real Estate Broker, and holds General Securities Principal and Representative licenses. Mr. Jones was appointed as a director of Manhattan Bancorp pursuant to the terms of the Agreement and Plan of Merger and reorganization, dated November 21, 2011, by and among, Fund Manager, Manhattan Bancorp, the Bank, CGB Holdings, Inc. and Professional Business Bank.

        Skills, knowledge and values:    Strong analytical, structuring, communication and managerial skills, as well as a strong strategic understanding of the banking industry and contact with senior management of hundreds of banking companies and federal regulators.

Louis P. Smaldino
Director since 2012

        Mr. Smaldino, 70, was the President and owner from 1971 - 2010 of Mr. S Liquor Marts, Inc., a chain of liquor/convenience stores located in the San Gabriel Valley and throughout Southern California; he has also been the owner of Gateway Management Company, a real estate management and development company in Whittier, California, since 1986. From 1965 to 1969 Mr. Smaldino, a Certified Public Accountant, worked for the public accounting firm of Ernst and Ernst. Mr. Smaldino also served as a director from 1975 to 1982, and as President of the Temple City Chamber of Commerce during the period from 1981 to 1982. Mr. Smaldino received his Bachelor of Business Administration with a major in accounting from Loyola University, Los Angeles, California and his MBA in Finance from University of Southern California, Los Angeles.

        Skills, knowledge and values:    Approximately 40 years of retail experience, 30 years in commercial real estate management and ownership, and former Certified Public Accountant working in both private and public sectors.

Gary C. Wallace
Director since 2012

        Mr. Wallace, 58, has worked over 30 years in various capacities in the financial industry, principally related to corporate governance. Mr. Wallace retired as a KPMG Audit Partner Specialist in Banking and Investment Services in 2005, having served as head of the Northern California Financial Institutions

Practice. Following his retirement, Mr. Wallace served as a director and member of the Audit Committee of North Bay Bancorp and subsidiary The Vintage Bank from 2006 through April 2007, when such companies were sold. Since 2008, Mr. Wallace has provided consulting services to various banks, private equity firms, venture capital firms and the Public Company Accounting Oversight Board.

        Skills, knowledge and values:    Over 35 years of experience in the banking and investment services industries. Has served on the Board of Directors of an SEC Registrant California Bank Holding Company, has consulted extensively with various bank and investment regulatory entities, and is an inactive licensed Certified Public Accountant in the State of California.

Stephen P. Yost
Director since 2006

        Mr. Yost, 67, has served as a Principal of Kestrel Advisors, a consulting firm focused on the banking, financial and legal communities, since 2007, and as a member of the board of directors of Mission Community Bancorp and its subsidiaries, Mission Community Bank and Mission Asset Management, Inc., since 2010. In 2006, Mr. Yost retired from Comerica Bank after 35 years in the banking industry. For 26 years of his banking career, Mr. Yost was associated with First Interstate Bank of California until 1996. In 1996, Mr. Yost joined the Los Angeles-based Mellon Bank, NA as the Senior Credit Officer for the West Coast, holding responsibility over credit approvals for large corporate and middle-market banking portfolios. In 1998, Mr. Yost joined Imperial Bank as Executive Vice President and Chief Credit Officer and remained after the Comerica acquisition in 2001 as Executive Vice President and Regional Chief Credit Officer, with credit responsibilities over the Southern California and Arizona region and co-responsibilities for Northern California. From 2004 until his retirement in 2006, Mr. Yost was Executive Vice President and manager of Special Asset Group, Western Region, for Comerica Bank. Mr. Yost holds a B.S. in Economics from St. Mary's College in Moraga, California and an M.B.A. from the University of Santa Clara.

        Skills, knowledge and values:    Forty years of experience in banking, with a focus on risk management. Has developed and taught risk management classes to fellow bankers. Previously, an adjunct professor at Golden Gate University in San Francisco, teaching banking courses in a graduate program.

Michael A. Zoeller
Director since 2012

        Mr. Zoeller, 71, has been the President and co-owner of Riedon, Inc., an Alhambra, California-based manufacturer of wirewound, thick film and metal foil resistor products, since 1996. Previously, Mr. Zoeller served in multiple capacities at Imo Industries, Inc., both in Pasadena and San Dimas, California, serving from 1986 to 1995 as Vice President and General Manager of Imo Industries' CEC Instruments Division, and from 1983 to 1986 as the Division Manager of Engineering. From 1973 to 1983 Mr. Zoeller served in a number of technical management positions with Bell and Howell, E&IG, including Chief Engineer, Magnetic Heads; Manager, Research; and Division Manager, Engineering, ultimately serving as Vice President of Magnetic Operations from 1980 to 1983. Mr. Zoeller received a B.S. degree in Mechanical Engineering from University of Wisconsin and a Masters degree in Engineering and a Ph.D. in Engineering Science from Purdue University, West Lafayette, Indiana.

        Skills, knowledge and values:    Over 25 years experience in the technical and general management of electronic manufacturing operations. Current executive responsibilities include the oversight of marketing and finance activities. Member of a number of non-profit Boards of Directors and a former member of the Board of Councilors of the University of Southern California School of Pharmacy.

Audit Committee Financial Expert

        The Board of Directors of Manhattan Bancorp has determined that each member of the Audit & Risk Committee has sufficient accounting or related financial management expertise to serve on the Audit & Risk Committee and that Gary C. Wallace meets the qualifications of an "audit committee financial expert" as the term is defined in the rules and regulations of the SEC, and is "independent" within the meaning of the listing standards of the NASDAQ Marketplace Rules.

Executive Officers of the Company

        The following table identifies our executive officers of the Company and provides their ages and current positions with the Company as of December 31, 2012. The biographical information for each such person, other than Terry L. Robinson, whose biography is provided under the heading "Directors of the Company," is provided below.

Name	Age	Position
Terry L. Robinson	65	Director, Chief Executive Officer
Curt A. Christianssen	52	Interim Chief Financial Officer
Richard L. Sowers	38	Executive Vice President
Russell Hossain	43	Executive Vice President
John A. Nerland	48	President

Curt A. Christianssen
Interim Chief Financial Officer

        Mr. Christianssen, 52, joined Manhattan Bancorp and the Bank on an interim basis in 2012 while retaining his role as Executive Vice President and Chief Financial Officer of the Carpenter Community BancFund, a private equity-funded bank holding company, CCFW, Inc. d/b/a Carpenter & Company, a bank consulting firm, and Seapower Carpenter Capital, Inc., a broker/dealer subsidiary of CCFW. He has served as Executive Vice President and Chief Financial Officer of the Carpenter Community BancFund since 1999. From 1996 to 1999 Mr. Christianssen served as Chief Financial Officer and Director of Corporate Development for Dartmouth Capital Group and Eldorado Bancshares, Inc. From 1993 until its acquisition in 1996 by Eldorado Bancshares, Mr. Christianssen served as Chief Financial Officer of Liberty National Bank. Mr. Christianssen had previously served as Chief Financial Officer of Olympic National Bank from 1991 to 1993, as Chief Financial Officer of two financial institutions under the control of the Resolution Trust Corporation and as a Senior Management Consultant with the Ernst & Young firm. In addition, Mr. Christianssen served in a variety of financial positions with Continental Ministries and Colorado National Bancshares.

Russell Hossain
Executive Vice President

        Mr. Hossain, 43, has served as Executive Vice President of Mortgage Lending for the Bank since August 2010. Prior to joining the Bank, Mr. Hossain was the National Sales Director for the Retail Division of a major Midwestern mortgage originator, and also served as Director of the firm's Wholesale Division; in these capacities Mr. Hossain steered the firm to substantial growth, making it one of the largest Mortgage Bankers in the U.S. Mr. Hossain's experience in the mortgage encompasses the entire mortgage origination process, with positions in operations, secondary marketing and sales.

John A. Nerland
President

        Mr. Nerland, 48, has more than 26 years of experience in lending and business banking. Mr. Nerland joined the Bank as President and Chief Operating Office in May 2012 following the Company's acquisition of Professional Business Bank. He served Professional Business Bank as its President and Chief Banking Officer from May 2011 until May 2012. Previously, from August 2007 to December 2010, he served as President and Chief Executive Officer for California Oaks State Bank, Thousand Oaks, California, until the sale of that bank in December 2010. Mr. Nerland was President and CEO of Solano Bank, Vacaville, California and Senior Executive Vice President and Chief Credit Officer of The Vintage Bank in Napa Valley, California. Both Solano Bank and The Vintage Bank were owned by North Bay Bancorp where he was an Executive Vice President from 2002 to 2007. Mr. Nerland also held various positions for Civic Bank of Commerce from 1999 to 2002 including Region Manager and various positions with WestAmerica Bank from 1986 to 1999, including Regional Vice President of WestAmerica's San Rafael Region. Mr. Nerland received his B.S. in finance from Arizona State University and an M.B.A. from San Francisco State University.

Richard L. Sowers
Executive Vice President

        Mr. Sowers, 38, has served as Executive Vice President of the Company since June 2009 and as Executive Vice President and Chief Business Officer of the Bank since January 2011. He previously served as Executive Vice President and Chief Operating Officer of the Bank from January 2009 to January 2011, and as Executive Vice President/Operations of the Bank from June 2008 to January 2009. Prior to joining Manhattan Bancorp, Mr. Sowers served as a management consultant to the financial services industry from 1998 to 2008, with his most recent experience with CAST Management Consultants where he served as Vice President and a senior member of the management team in their Organizational Effectiveness and Revenue Enhancement practices.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons who own more than ten percent of Manhattan Bancorp's common stock, to file initial reports of beneficial ownership of Manhattan Bancorp's common stock and reports of changes in beneficial ownership of Manhattan Bancorp's common stock with the SEC. Directors, executive officers and greater-than ten percent stockholders are required by SEC regulations to furnish Manhattan Bancorp with copies of all forms they file pursuant to Section 16(a). During 2012, Mr. Smaldino failed to file two Form 4s and one Form 3 on a timely basis, disclosing three transactions total; Mr. Zoeller failed to file one Form 3 on a timely basis, disclosing one transaction; Mr. Jones failed to file one Form 4 and one Form 3 on a timely basis, disclosing two transactions total; Mr. Flemming failed to file two Form 4s on a timely basis, disclosing 2 transactions total; and Carpenter Fund Manager GP, LLC failed to file one Form 4 and one Form 3 on a timely basis, disclosing two transactions total.

Code of Conduct

        Manhattan Bancorp has adopted a Code of Conduct applicable to all of its directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions, which can be found on Manhattan Bancorp's website at www.thebankofmanhattan.com. The Code sets forth Manhattan Bancorp's values and expectations regarding ethical and lawful conduct and is also intended to deter wrongdoing, to promote honest and ethical conduct, and compliance with applicable laws and regulations.

ITEM 11.    EXECUTIVE COMPENSATION

Named Executive Officers

        Each individual who served as the principal executive officer of Manhattan Bancorp during 2012 and the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2012, are referred to as the "Named Executive Officers."

Summary Executive Compensation Table

        The following table sets forth certain summary compensation information for the fiscal year ended December 31, 2012, with respect to each of the Named Executive Officers.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Option Awards(3)	All Other Compensation(4)	Total
Terry L. Robinson	2012	$250,000	$100,000	$—	$9,236	$359,236
Chief Executive Officer	2011	$250,000	$—	$114,400	$13,980	$378,380
Richard L. Sowers	2012	$220,000	$121,491	$—	$21,719	$363,210
Executive Vice President	2011	$209,952	$75,000	$—	$26,120	$311,072
Russell Hossain	2012	$238,000	$—	$—	$235,254	$473,254
Executive Vice President	2011	$238,000	$—	$—	$57,492	$295,492
Christian D. Salceda	2012	$—	$—	$—	$1,390,675	$1,390,675
Senior Vice President	2011	$—	$—	$—	$—	$—

(1)
Salary amount includes amounts deferred under Manhattan Bancorp's 401(k) Plan. The 401(k) Plan permits participants to contribute a portion of their annual compensation on a pre-tax basis (subject to a statutory maximum), which contributions vest immediately when made. Manhattan Bancorp's policy, for employees with one month of service, is to match 100% up to the first 3% of the employee contribution and to match 50% up to the next 2% of any additional employee contribution not to exceed in total 5% of such employee's annual compensation. The employer match is vested annually over four years from the employees hire date.

(2)
During 2012 and 2011, all bonuses were determined by the Compensation, Corporate Governance & HR Committee and were discretionary.

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

 Components of All Other Compensation

        The components of the "All Other Compensation" column in the Summary Compensation Table, including perquisites that in the aggregate exceeded $10,000 for an individual, are detailed in the following table:

Name	Year	Cost of Auto Provided	Club Memberships and Dues	401(k) Employer Contributions	Commission		Total
Terry L. Robinson	2012	$—	$3,180	$6,056	$—		$9,236
	2011	$—	$4,180	$9,800	$—		$13,980
Richard L. Sowers	2012	$12,000	$4,320	$5,399	$—		$21,719
	2011	$12,000	$4,320	$9,800	$—		$26,120
Russell Hossain	2012	$—	$4,320	$7,500	$223,434	(1)	$235,254
	2011	$6,000	$4,320	$9,800	$37,372		$57,492
Christian D. Salceda	2012	$—	$3,180	$—	$1,387,495	(2)	$1,390,675
	2011	$—	$—	$—	$—		$—

(1)
Includes commissions paid based on residential mortgage loans originated and funded by the Company's mortgage division.

(2)
Includes commissions paid based on residential mortgage loans originated by Mr. Salceda and funded by the Company and also residential mortgage loans originated and funded by the Company's mortgage division.

Employment Agreements

Terry L. Robinson

        On November 23, 2010, Manhattan Bancorp and Bank of Manhattan, N.A. entered into an employment agreement with Mr. Robinson, pursuant to which Mr. Robinson would serve as President and Chief Executive Officer of Manhattan Bancorp and of Bank of Manhattan, effective on January 1, 2011 (the "Robinson Agreement"). The Robinson Agreement was amended on April 28, 2011. The Robinson Agreement has an initial term of two years and provides an annual base salary of $250,000. In addition, bonuses could be paid at the discretion of the Board of Directors of Manhattan Bancorp (the "Manhattan Board"). The Robinson Agreement also provided Mr. Robinson with vacation benefits, medical and other insurance benefits, reimbursement for reasonable relocation expenses and ordinary and necessary business expenses, and a country club membership. Pursuant to the Robinson Agreement, Mr. Robinson was provided with two option awards each to purchase 40,000 shares of Manhattan Bancorp common stock, with the first award vesting in three installments of 33.33% per year beginning one year after the date of grant and the second award vesting over a period of three years and following the achievement of performance benchmarks to be determined by the Manhattan Board. In the event the employment of Mr. Robinson is terminated without cause by Manhattan Bancorp and/or Bank of Manhattan or by Mr. Robinson for good reason (each, as defined in the Robinson Agreement), Mr. Robinson will be entitled to receive his base salary through the date of termination, any accrued but unused vacation pay as of the date of termination, any incurred but unreimbursed business expenses and separation pay equal to twelve months of his then current annual base salary.

        On March 26, 2009 the Bank and Rick Sowers entered into a First Amended and Restated Employment Agreement (the "Sowers Amendment") pursuant to which Mr. Sowers agreed to continue to serve as the Executive Vice President and Chief Operating Officer of the Bank. The Sowers Amendment supersedes and replaces all previous employment agreements by and between the Bank and Mr. Sowers.

The Sowers Amendment term commenced on January 22, 2009, the commencement of Mr. Sowers' original employment agreement with the Bank. Pursuant to the Sowers Amendment, Mr. Sowers receives an annual base salary of not less than $185,000, with increases at the sole discretion of the Board of Directors. In addition, Mr. Sowers may receive bonuses in the sole discretion of the Board of Directors. The Sowers Amendment also confirms the prior grant of options to Mr. Sowers to purchase an aggregate of 52,000 shares of the Company's common stock. The Sowers Amendment also provides Mr. Sowers with an automobile allowance, vacation benefits and medical and other insurance benefits. In the event the employment of Mr. Sowers is terminated without cause, Mr. Sowers will be entitled to receive a lump sum payment equal to twelve months' base salary as in effect at the time of termination, and continuation of medical benefits for a period of twelve months. Further, the Sower's Employment Agreement provides that in the event Mr. Sower's employment is terminated following a "change in control", he will be entitled to a lump sum payment equal to one (1) times the highest annual cash compensation paid to Mr. Sowers by the Bank within the three years preceding the change in control and the continuation of medical benefits for a period of twelve months following such termination. The Sowers Amendment also provides that for so long as Manhattan Bancorp is a participant in the TARP Capital Purchase Program, Mr. Sowers will abide by the terms of EESA, regarding limits on executive compensation. The provisions of EESA would prevent Mr. Sowers from receiving his severance or change in control benefits as long as the UST maintains its preferred stock investment in Manhattan Bancorp.

Stock Options

        All outstanding stock options have been granted either under the Manhattan Bancorp 2007 Stock Option Plan or the Manhattan Bancorp 2010 Equity Incentive Plan, each of which plans has been approved by Manhattan Bancorp's shareholders. There were no options exercised by Named Executive Officers during 2012. Options to purchase an aggregate of 299,896 shares of the common stock of Manhattan Bancorp, with an average exercise price of $7.95 per share, were outstanding under the Manhattan Bancorp 2007 Stock Option Plan and the Manhattan Bancorp 2010 Equity Incentive Plan as of December 31, 2012. The fair market value of the common stock of Manhattan Bancorp was $3.75 based upon the last sale prior to December 31, 2012.

        The following table sets forth the outstanding equity awards held by each of the Named Executive Officers at December 31, 2012. Options awarded to the Named Executive Officers vest annually in equal amounts over three years.

Outstanding Equity Awards at December 31, 2012

	Number of Shares Underlying Unexercised Options
			Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Richard L. Sowers	35,294	—	$8.50	6/30/2018
Richard L. Sowers	9,706	—	$8.50	6/30/2018
Richard L. Sowers	7,000	—	$8.00	11/20/2018
Terry L. Robinson	13,333	26,667	$6.05	1/27/2021
Terry L. Robinson	3,195	6,391	$6.05	1/27/2021
Terry L. Robinson	10,138	20,276	$6.05	1/27/2021

Options Granted During 2012

        There were no options granted during 2012 to Named Executive Officers.

Director Compensation

        For director compensation, we use a combination of cash fees and compensation tied to our common stock to attract and retain qualified candidates to serve on the Manhattan Board. In setting director compensation, we consider the amount of time that directors expend in fulfilling their duties as well as the skill required for members of the Manhattan Board.

        Director Meeting Fees and Retainers:    We paid the following cash fees in 2012 to non-employee directors for attendance at board and committee meetings and for serving as Committee Chairs:

Type of Fees	Retainer*/Meeting Fee
Board Chair	$35,000 Annual Retainer
Board of Director Meetings—Non Chair	$1,000 Per Meeting
Committee Chair
Asset and Liability and Compensation	$5,000 Annual Retainer
Audit	$10,000 Annual Retainer
Residential Oversight	$25,000 Annual Retainer
Loan	$28,000 Annual Retainer
Committee Meetings—Non Chair
Asset and Liability, Audit and Compensation	$1,000 Annual Retainer
Loan and Residential Oversight	$5,000 Annual Retainer

*
The retainers are paid monthly

        Annual Director Option Award:    Periodically, Manhattan Bancorp grants stock options to each non-employee director based upon the value of the service rendered and the frequency of the committee meeting. No such grants were made during 2012.

2012 Non-Employee Director Compensation Table

        The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Total
J. Grant Couch	$57,917	$57,917
Chris W. Caras, Jr.	$18,417	$18,417
Harry W. Chenoweth	$18,581	$18,581
John D. Flemming	$24,296	$24,296
Patrick E. Greene	$5,833	$5,833
Christopher J. Growney	$7,500	$7,500
James B. Jones	$17,206	$17,206
Marshall V. Laitsch	$7,251	$7,251
Larry S. Murphy	$11,667	$11,667
Louis P. Smaldino	$10,500	$10,500
Gary C. Wallace	$3,666	$3,666
Stephen P. Yost	$45,000	$45,000
Michael A. Zoeller	$10,917	$10,917

Options Granted During 2012

        There were no options granted to non-employee directors during 2012.

Outstanding Awards at December 31, 2012

	Number of Shares Underlying Unexercised Options
			Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Chris W. Caras, Jr.	15,000	—	$10.00	8/10/2017
Chris W. Caras, Jr.	3,000	—	$9.25	12/13/2017
Chris W. Caras, Jr.	6,000	—	$8.00	11/20/2018
Chris W. Caras, Jr.	2,889	1,444	$6.61	6/24/2020
Harry W. Chenoweth	15,000	—	$10.00	8/10/2017
Harry W. Chenoweth	3,250	—	$9.25	12/13/2017
Harry W. Chenoweth	6,500	—	$8.00	11/20/2018
Harry W. Chenoweth	3,222	1,611	$6.61	6/24/2020
J. Grant Couch, Jr.	10,000	—	$7.77	6/15/2019
John D. Flemming	3,722	1,861	$6.61	6/24/2020
Louis P Smaldino	11,694	—	$5.56	3/7/2019
Louis P Smaldino	9,090	6,060	$5.56	3/7/2019
Stephen P. Yost	15,000	—	$10.00	8/10/2017
Stephen P. Yost	5,000	—	$9.25	12/13/2017
Stephen P. Yost	7,500	—	$8.00	11/20/2018
Stephen P. Yost	4,222	2,111	$6.61	6/24/2020
Michael A. Zoeller	8,096	—	$5.56	3/7/2019
Michael A. Zoeller	9,090	6,060	$5.56	3/7/2019

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

        The following table shows, as of December 31, 2012, each category of equity compensation of the Company along with (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (ii) the weighted-average exercise price of the outstanding options, warrants and rights, and (iii) the remaining number of securities available for future issuance under the plans, excluding stock options currently outstanding.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of additional securities available for future grant under equity compensation plans
Equity compensation plans approved by shareholders(1)(2)	485,487	$7.04	318,433
Equity compensation plans not approved by shareholders	—	—	—
Total	485,487	$7.04	318,433

(1)
Includes Manhattan Bancorp's 2007 Stock Option Plan, the Professional Business Bank 2010 Equity Incentive Plan, the Professional Business Bank 2011 Equity Incentive Plan, the California General Bank 2009 Stock Option Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.

(2)
Includes options, warrants and rights to purchase an aggregate of 185,591 shares of common stock, at a weighted average exercise price of $5.56, assumed in connection with the merger of Professional Business Bank with and into Bank of Manhattan, and its related transactions.

Security Ownership of Certain Beneficial Owners and Management

        The following table lists, as of March 6, 2013, the number of shares of our common stock owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Information relating to beneficial ownership of our common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days of March 6, 2013. Under SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

        The percentages below are calculated based on 12,508,268 shares of our common stock issued and outstanding as of March 6, 2013. Unless otherwise indicated, the beneficial owners listed below may be contacted at our corporate headquarters located at 2141 Rosecrans Avenue, Suite 1100, El Segundo, California 90245.

Name	Number of Shares Owned	Percent of Shares Outstanding
Carpenter Fund Manager GP, LLC(1)(2)	9,360,808	74.7%
5 Park Plaza, Suite 950
Irvine, California 92614
Chris W. Caras, Jr.(3)	50,389	*
Harry W. Chenoweth(4)	42,972	*
Curt A. Christianssen	—	*
J. Grant Couch, Jr.(5)	56,600	*
John D. Flemming(1)(6)	3,722	*
Russell Hossain	—	*
James B. Jones(1)	—	*
John A. Nerland(7)	32,982	*
Terry L. Robinson(8)	54,334	*
Louis P. Smaldino(9)	210,401	1.7%
Richard L. Sowers(10)	61,000	*
Gary C. Wallace	—	*
Stephen P. Yost(11)	58,722	*
Michael A. Zoeller(12)	74,188	*
Directors and executive officers as a group(14 persons)	10,006,118	78.3%

*
The percentage of shares beneficially owned does not exceed 1% of the class.

(1)
Pursuant to the terms of a stock purchase agreement with Fund Manager, the general partner of the Carpenter Funds, which in the aggregate own 9,336,700 shares of our common stock, we agreed to nominate one person designated by Fund Manager to our board of directors, and to continue to nominate one such person for election as long as the Carpenter

  Funds own at least 10% of our issued and outstanding common stock. John D. Flemming and James B. Jones, are managing members of Fund Manager. Mr. Flemming and Mr. Jones each disclaims beneficial ownership of these shares, which are owned of record by the Carpenter Funds.

(2)
Includes 24,108 shares issuable pursuant to stock options exercisable within 60 days of March 6, 2013.

(3)
Includes 26,889 shares issuable pursuant to stock options exercisable within 60 days of March 6, 2013.

(4)
Includes 27,972 shares issuable pursuant to stock options exercisable within 60 days of March 6, 2013.

(5)
Includes 10,000 shares issuable pursuant to stock options exercisable within 60 days of March 6, 2013.

(6)
Includes 3,722 shares issuable pursuant to stock options exercisable within 60 days of March 6, 2013.

(7)
Includes 28,800 shares of unvested restricted stock, which have voting rights.

(8)
Includes 53,334 shares issuable pursuant to stock options exercisable within 60 days of March 6, 2013.

(9)
Includes 23,814 shares issuable pursuant to stock options exercisable within 60 days of March 6, 2013.

(10)
Includes 52,000 shares issuable pursuant to stock options exercisable within 60 days of March 6, 2013.

(11)
Includes 31,722 shares issuable pursuant to stock options exercisable within 60 days of March 6, 2013.

(12)
Includes 20,216 shares issuable pursuant to stock options exercisable within 60 days of March 6, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

        From time to time, Bank of Manhattan may make loans to directors and executive officers. Under Bank of Manhattan's loan policy, any loan to a director or executive officer should be made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third-persons, and not involve more than the normal risk of collectability. Any loan to a director or executive officer must be approved in advance by Bank of Manhattan's board of directors with the interested director not present during the discussion or voting regarding the loan. Bank of Manhattan's board of directors reviews and approves other related party transactions.

        John D. Flemming and James B. Jones, both directors of Manhattan Bancorp are Managing Members of Fund Manager, which is the general partner of the Carpenter Funds, which owned an aggregate of 9,336,808 shares of Manhattan Bancorp common stock or approximately 74.7% of the issued and outstanding shares of Manhattan Bancorp as of March 6, 2013. On May 1, 2008, prior to Mr. Flemming and Mr. Jones' appointment to the Manhattan Board, Manhattan Bancorp entered into an agreement with Fund Manager (the "Stock Purchase Agreement") to purchase 1,500,000 shares of Manhattan Bancorp common stock for an aggregate of $15,000,000. Mr. Flemming was appointed as a director of Manhattan

Bancorp pursuant to the terms of the Stock Purchase Agreement, which agreement provides Fund Manager with the right to appoint one representative to the Manhattan Board for so long as the Carpenter Funds own at least 10% of the issued and outstanding shares of Manhattan Bancorp.

Merger with Professional Business Bank

        After the close of business on May 31, 2012, pursuant to the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated November 21, 2011, as amended on January 18, 2012 (the "Merger Agreement"), among Fund Manager, the Company, the Bank, CGB Holdings, Inc. ("CGBH") and Professional Business Bank ("PBB"), the Company completed its acquisition of PBB through the merger of PBB with and into the Bank, with the Bank as the surviving corporation (the "Merger").

        Pursuant to the Merger Agreement, each share of PBB common stock outstanding at the effective time of the Merger was converted into the right to receive 1.7991 shares of the Company's common stock. Fractional shares were not issued. Instead, PBB shareholders received cash in lieu of fractional shares based on the book value per share of the Company's common stock as of April 30, 2012. Outstanding PBB stock options and restricted stock awards were converted into stock options with respect to shares of the Company's common stock or shares of the Company's common stock, respectively, with appropriate adjustments to reflect the exchange ratio. The pre-merger outstanding shares of the Company's common stock remained outstanding and were not affected by the Merger.

        Immediately prior to the Merger, the Carpenter Funds collectively owned 1,725,000 shares of the Company's common stock, or 43.2% of the issued and outstanding shares of the Company, and 4,136,667 shares of PBB's common stock, or 90.2% of the issued and outstanding shares of PBB.

        Upon the closing of the Merger, the 4,136,667 shares of PBB common stock owned by the Carpenter Funds were converted into the right to receive an aggregate of 7,442,276 shares of the Company's common stock. Following the issuance by the Company of shares of common stock to the shareholders of PBB in accordance with the terms and conditions of the Merger Agreement, the Carpenter Funds collectively owned approximately 75.2% of the issued and outstanding shares of the Company's common stock. The fair value of the shares received by the Carpenter Funds in the Merger was approximately $35.4 million based upon a fair value per share of $4.75 that was determined as a part of the purchase accounting for the Merger.

Credit Agreement

        On July 25, 2011, Manhattan Bancorp entered into the Credit Agreement with Carpenter Fund Management Company, LLC, as administrative agent ("Agent"), and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders (the "Lenders"). The Credit Agreement provided for (i) an initial loan to Manhattan Bancorp in the amount of $5 million (the "Initial Loan"), and (ii) a subsequent loan to Manhattan Bancorp in the amount of $2 million (the "Optional Loan") to be made at the sole and exclusive option of the Lenders at the written request of Manhattan Bancorp given not later than November 30, 2011. Manhattan Bancorp received the proceeds from the Initial Loan on July 26, 2011, and used the proceeds to make a $5 million loan to Manhattan Capital Markets LLC. The Optional Loan was not requested.

        The obligations of Manhattan Bancorp under the Credit Agreement were secured by a first priority pledge of all of the equity interests of Bank of Manhattan. Loans under the Credit Agreement bore interest at a rate of 8.0% per annum and had a final maturity date of June 30, 2012. Manhattan Bancorp was permitted to make voluntary prepayments at any time without payment of a premium, and was required to make mandatory prepayments (without payment of a premium) with (i) net cash proceeds from certain issuances of capital stock, (ii) net cash proceeds from certain issuances of debt, and (iii) net cash proceeds from certain asset sales. Manhattan Bancorp paid a facility fee of $100,000 upon execution of the Credit Agreement, which was amortized over the initial one-year term of the agreement.

        On November 21, 2011, in connection with its entry into a merger agreement with Professional Business Bank, Manhattan Bancorp entered into a First Amendment to Credit Agreement (the "First Amendment") with the Lenders. The First Amendment provided for the following changes to the Credit Agreement, which took effect upon execution of the First Amendment: (i) an omnibus amendment to allow Manhattan Bancorp and its subsidiaries to enter into the merger agreement and consummate the bank merger; and (ii) the reduction of the consolidated net worth requirement of Manhattan Bancorp from $18 million to $16 million. The First Amendment also provided for the following changes to the Credit Agreement, which took effect upon closing of the bank merger: (i) the elimination of the first priority pledge of all equity interests of Bank of Manhattan in favor of the Agent on behalf of the Lenders; (ii) the elimination of a right previously given to the Agent, its designees or affiliates to purchase any securities not otherwise subscribed for or purchased by other investors in a public offering or private placement of shares of Manhattan Bancorp's common stock or other securities; (iii) the modification of a prohibition against the acquisition or lease exceeding $200,000 in any fiscal year of real property by Manhattan Bancorp or any subsidiary of Manhattan Bancorp to enable Manhattan Bancorp to acquire real property and assume real property leases in connection with the bank merger; and (iv) the elimination of a restriction placed upon Manhattan Bancorp's issuance or sale of any shares of common stock, or other securities representing the right to acquire shares of common stock, representing more than 4.9% of the issued and outstanding shares of Manhattan Bancorp, or any shares of preferred stock other than pursuant to the Small Business Lending Fund.

        On January 18, 2012, Manhattan Bancorp entered into a Second Amendment to Credit Agreement (the "Second Amendment") with the Agent and the Lenders. The Second Amendment provided for the following changes to the Credit Agreement, which took effect upon closing of the Merger: (1) an extension of the maturity date of the loans outstanding under the Credit Agreement from June 30, 2012 to September 15, 2012; (2) a reduction in the total tier one leverage capital ratio that must be maintained by Manhattan Bancorp from 10% to 7%; (3) a reduction in the total risk based capital and tier one leverage capital ratios that must be maintained by Bank of Manhattan from 12% and 10% to 10% and 7%, respectively; and (4) the addition of a provision that will allow either Manhattan Bancorp or the Agent (on behalf of the Lenders), at its option, to convert all or any portion of the unpaid principal balance of the loans outstanding under the Credit Agreement (not to exceed $4,000,000, in the aggregate) into shares of common stock of Manhattan Bancorp, with the number of shares of common stock to be issued upon conversion to be equal to the quotient obtained by dividing (a) the principal amount to be so converted by (b) the Book Value Per Share of Manhattan Common Stock (as such term is defined in the merger agreement). This conversion option was available for exercise prior to September 15, 2012 and at any time commencing on or after the earlier of (i) 10 business days after the closing of the rights offering to be conducted by Manhattan Bancorp pursuant to the terms of the Merger Agreement, which closing occurred on January 25, 2013; or (ii) September 1, 2012.

        On September 15, 2012, Manhattan Bancorp entered into a Third Amendment to Credit Agreement (the "Third Amendment") with Agent and Lenders. The Third Amendment provided for an extension of the maturity date of the loans outstanding under the Credit Agreement from September 15, 2012 to December 31, 2012, and a corresponding delay in the right of the Manhattan Bancorp and Agent, on behalf of the Lenders, to convert all or any portion of the unpaid principal balance of the loans outstanding under the Credit Agreement (not to exceed $4,000,000, in the aggregate) into shares of common stock of Manhattan Bancorp. The conversion option could be exercised prior to December 31, 2012 and at any time commencing on or after (i) 10 business days after the closing of the rights offering to be conducted by Manhattan Bancorp pursuant to the terms of the Merger Agreement, which closing occurred on January 25, 2013, and (ii) December 15, 2012. As discussed below, the principal balance and all accrued but unpaid interest under the Credit Agreement has been repaid in full.

MBFS Holdings, Inc.

        On November 9, 2012, Manhattan Bancorp and the Lenders entered into a Securities Purchase Agreement (the "Purchase Agreement"), which provided for (i) the sale by Manhattan Bancorp of all of the shares of capital stock (the "Shares") of its wholly owned subsidiary, MBFS Holdings, Inc., and (ii) the assignment by Manhattan Bancorp of its entire right in and to that certain Promissory Note dated as of July 25, 2011 (the "MCM Note"), made by Manhattan Capital Markets, LLC in favor of Manhattan Bancorp in the aggregate principal amount of $5.0 million, in each case to the Lenders for an aggregate purchase price of $5.0 million (the "Purchase Price"). The consummation of the transactions contemplated by the Purchase Agreement was completed simultaneously with the signing of the Purchase Agreement on November 9, 2012.

        Pursuant to the terms of the Purchase Agreement, Manhattan Bancorp used a portion of the Purchase Price to repay $516,667 of accrued but unpaid interest and $4,283,333 of the outstanding principal balance of the loans outstanding under the Credit Agreement. In addition, and pursuant to and in accordance with the terms of the Credit Agreement, the Lenders converted the remaining $716,667 of the outstanding principal balance of the loans outstanding under the Credit Agreement into an aggregate of 169,424 shares of Manhattan Bancorp's common stock. As a result of the consummation of these transactions, the principal balance and all accrued but unpaid interest under the Credit Agreement has been repaid in full.

        Immediately prior to the closing of the transactions contemplated by the Purchase Agreement, Fund Manager, which is the general partner of the Lenders, beneficially owned 9,167,276 shares of Manhattan Bancorp's common stock, or 75.2% of the issued and outstanding shares of Manhattan Bancorp.

Director Independence

        The Manhattan Board has determined that, with the exception of Mr. Robinson, each of the directors is "independent" within the meaning of the listing standards of the NASDAQ Marketplace Rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Audit & Risk Committee pre-approves all audit and permissible non-audit services to be performed by Manhattan Bancorp's independent auditors. The Audit & Risk Committee annually reviews and pre-approves the audit, review, attest and permitted non-audit services to be provided during the next audit cycle by Manhattan Bancorp's independent auditor. To the extent practicable, at the same meeting, the Audit & Risk Committee also reviews and approves a budget for each of such services. The term of any such pre-approval is for the period of the annual audit cycle, unless the Audit & Risk Committee specifically provides for a different period. The Audit & Risk Committee may not delegate its responsibilities to pre-approve services performed by Manhattan Bancorp's independent auditor to management.

        The following table sets forth the fees billed to Manhattan Bancorp for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2011, and fees billed for other services rendered by McGladrey LLP during those periods, all of which were pre-approved by the Audit & Risk Committee:

	2012	2011
Audit Fees(1)	$224,225	$247,670
Tax Fees(2)	$37,365	$29,000
All Other Fees(3)	$400,775	$—
Total Fees	$662,365	$276,670

(1)
Audit fees are fees for professional services rendered by Manhattan Bancorp's independent auditor for the annual audit of Manhattan Bancorp's financial statements and quarterly reviews of financial statements, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years. These fees include the audit of internal controls over financial reporting required by section 404 of the Sarbanes Oxley Act. The amount for 2012 includes $25,000 paid in 2012 for the 2011 audit of Professional Business Bank.

(2)
Tax fees are fees for professional services rendered by Manhattan Bancorp's independent auditor for tax compliance, tax advice, and tax planning. The amount for 2012 includes $5,915 paid for tax services related to the preparation of tax returns for Professional Business Bank

(3)
All other fees are fees for products and services provided by Manhattan Bancorp's independent auditor, other than the services reported under audit fees, audit-related fees, and tax fees. The amount for 2012 includes $235,541 in fees paid related to services rendered to Professional Business Bank in conjunction with the Merger.

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

(b)
EXHIBITS

  See exhibits listed in "Exhibit Index" on page 96 of this report.

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

MANHATTAN BANCORP
Date: March 29, 2013	/s/ TERRY ROBINSON Terry Robinson Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2013	/s/ J. GRANT COUCH, JR. J. Grant Couch Jr. Chairman of the Board
Dated: March 29, 2013	/s/ CHRIS W. CARAS, JR. Chris W. Caras, Jr. Director
Dated: March 29, 2013	/s/ HARRY W. CHENOWETH Harry W. Chenoweth Director
Dated: March 29, 2013	/s/ JOHN D. FLEMMING John D. Flemming Director
Dated: March 29, 2013	/s/ CURT A. CHRISTIANSSEN Curt A. Christianssen Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 29, 2013	/s/ JAMES B. JONES James B. Jones Director

Dated: March 29, 2013	/s/ TERRY ROBINSON Terry Robinson Chief Executive Officer (Principal Executive Officer) Director
Dated: March 29, 2013	/s/ LOUIS P. SMALDINO Louis P. Smaldino Director
Dated: March 29, 2013	/s/ GARY C. WALLACE Gary C. Wallace Director
Dated: March 29, 2013	/s/ STEPHEN P. YOST Stephen P. Yost Director
Dated: March 29, 2013	/s/ MICHAEL A. ZOELLER Michael A. Zoeller Director

Exhibit Number
2.1	Agreement and Plan of Merger and Reorganization, dated as of November 21, 2011, among Carpenter Fund Manager GP, LLC, Manhattan Bancorp, Bank of Manhattan, N.A., CGB Holdings, Inc. and Professional Business Bank, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission ("SEC") on November 23, 2011.
2.2
First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 18, 2012, among Carpenter Fund Manager GP, LLC, Manhattan Bancorp, Bank of Manhattan, N.A., CGB Holdings, Inc. and Professional Business Bank, incorporated by reference to Form 8-K filed with the SEC on January 20, 2012.
3.1	Articles of Incorporation of Manhattan Bancorp, as amended, incorporated by reference to Form SB-2 Registration Statement filed with the SEC on February 5, 2007.
3.2	By-laws of Manhattan Bancorp, incorporated by reference to Form SB-2 Registration Statement filed with the SEC on February 5, 2007.
4.1	Specimen Common Stock Certificate, incorporated by reference to Form SB-2 Registration Statement Registration Statement filed with the SEC on February 5, 2007.
10.1	Lease for Main office of Bank of Manhattan, incorporated by reference to Form SB-2 Registration Statement filed with the SEC on February 5, 2007.
10.2	First Amendment to Lease for Main office of Bank of Manhattan, incorporated by reference to Form 10-K filed with the SEC on March 30, 2012.
10.3	Second Amendment to Lease for Main office of Bank of Manhattan, incorporated by reference to Form 10-Q filed with the SEC on May 12, 2011.
10.4	Manhattan Bancorp 2007 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement filed with the SEC on February 5, 2007.(x)
10.5	Manhattan Bancorp 2010 Equity Incentive Plan, incorporated by reference to Form 8-K filed with the SEC on March 30, 2010.
10.6	Form of Stock Option Agreement pursuant to the Manhattan Bancorp 2010 Equity Incentive Plan, incorporated by reference to Form 8-K filed with the SEC on June 2, 2010.
10.7	Form of Restricted Stock Agreement pursuant to the Manhattan Bancorp 2010 Equity Incentive Plan, incorporated by reference to Form 8-K filed with the SEC on June 2, 2010.
10.8	Stock Purchase Agreement dated May 14, 2008 between Manhattan Bancorp and Carpenter Fund Manager GP, LLC incorporated by reference to Form 8-K filed with the SEC on May 16, 2008.
10.9	Employment Agreement dated March 26, 2009 between Bank of Manhattan and Rick Sowers, incorporated by reference to Form 8-K filed with the SEC on March 16, 2009.(x)
10.10
Employment Agreement dated November 23, 2010 by and between Manhattan Bancorp, Bank of Manhattan, N.A. and Terry L. Robinson, incorporated by reference to Form 8-K filed with the SEC on November 23, 2010.(x)
10.11
First Amendment to Employment Agreement dated as of April 28, 2011 by and among Manhattan Bancorp, Bank of Manhattan, N.A. and Terry L. Robinson, incorporated by reference to Form 8-K filed with the SEC on May 2, 2011.(x)

Exhibit Number
10.12	Employment Agreement dated May 27, 2011 by and among Manhattan Bancorp, Bank of Manhattan, N.A. and Brian E. Côté, incorporated by reference to Form 8-K filed with the SEC on June 6, 2011.(x)
10.13
Employment Agreement, dated for reference purposes only as of May 31, 2012, by and among Manhattan Bancorp, Bank of Manhattan, N.A. and John Nerland, incorporated by reference to Form 8-K filed with the SEC on August 2, 2012.(x)
10.14	Employment Agreement dated March 2, 2011, by and among Manhattan Bancorp, Bank of Manhattan, N.A. and Shannon Millard, incorporated by reference to Form S-4/A filed with the SEC on April 16, 2012.(x)
10.15
Credit Agreement dated as of July 25, 2011, by and among Manhattan Bancorp, Carpenter Fund Management Company, LLC, as administrative agent, and Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., as lenders, incorporated by reference to Form 8-K filed with the SEC on July 29, 2011.
10.16
Stock Pledge and Security Agreement dated as of July 25, 2011, by Manhattan Bancorp in favor of Carpenter Fund Management Company, LLC, as administrative agent, incorporated by reference to Form 8-K filed with the SEC on July 29, 2011.
10.17
First Amendment to Credit Agreement, dated as of November 21, 2011, among Manhattan Bancorp, the lenders party thereto and Carpenter Fund Management Company, LLC, as administrative agent for the Lenders, incorporated by reference to Form 8-K filed with the SEC on November 23, 2011.
10.18
Second Amendment to Credit Agreement, dated as of January 18, 2012, among Manhattan Bancorp, the lenders party thereto and Carpenter Fund Management Company, LLC, as administrative agent for the Lenders, incorporated by reference to Form 8-K filed with the SEC on January 20, 2012.
10.19
Third Amendment to Credit Agreement, dated as of September 15, 2012, among Manhattan Bancorp, the lenders party thereto and Carpenter Fund Management company, LLC, as administrative agent for the Lenders, incorporated by reference to Form 8-K filed with the SEC on September 20, 2012.
10.20	Reimbursement Agreement, dated August 31, 2012, by and Among Manhattan Bancorp, Bank of Manhattan, N.A. and CCFW, Inc., incorporated by reference to Form 8-K filed with the SEC on September 20, 2012.
10.21	Form of Indemnification Agreement by and between Manhattan Bancorp and its directors and certain officers, incorporated by reference to Form 8-K filed with the SEC on June 1, 2012.
10.22	Form of Indemnification Agreement by and between Bank of Manhattan, N.A. and its directors and certain officers, incorporated by reference to Form 8-K filed with the SEC on June 1, 2012.
10.23
Securities Purchase Agreement, dated November 9, 2012, by and among Manhattan Bancorp, Carpenter Community Bancfund, L.P. and Carpenter Community Bancfund-A, L.P., incorporated by reference to Form 8-K filed with the SEC on November 13, 2012.
21	Subsidiaries of the registrant.
23.1	Consent of McGladrey LLP.

Exhibit Number
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.(y)
101.SCH	XBRL Taxonomy Extension Schema Document.(y)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(y)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(y)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(y)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(y)

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